Form 10-Q
period 2020-03-31
Flying Eagle Acquisition Corp.
filed 2020-05-07
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________ to ___________

Commission File Number 001-39243

Flying Eagle Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-4478274
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2121 Avenue of the Stars, Suite 2300 Los Angeles, CA 90067	90067
(Address of Principal Executive Offices)	(Zip Code)

(310) 209-7280
(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-fourth of one redeemable warrant	FEAC.U	The New York Stock Exchange
Class A common stock, par value $0.0001 per share	FEAC	The New York Stock Exchange
Warrants, each whole warrant exercisable for one share of Class A common stock, each at an exercise price of $11.50 per share	FEAC WS	The New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 7, 2020, there were 69,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 17,250,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Flying Eagle Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2020

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FLYING EAGLE ACQUISITION CORP.

CONDENSED BALANCE SHEET

March 31, 2020

(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$1,189,052
Total current assets	1,189,052

Cash and investments held in Trust Account	690,207,664
Total Assets	$691,396,716

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$395,203
Promissory note payable	230,885
Total current liabilities	626,088

Deferred underwriting compensation	24,150,000
Total Liabilities	24,776,088

Class A common shares subject to possible redemptions; 66,162,062 shares at redemption value of approximately $10.00 per share	661,620,620

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 2,837,938 shares issued and outstanding, (excluding 66,162,062 shares subject to possible redemption)	284
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 17,250,000 shares issued and outstanding	1,725
Additional paid-in capital	4,865,929
Retained earnings	132,070
Total Stockholders' Equity	5,000,008
Total Liabilities and Stockholders' Equity	$691,396,716

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLYING EAGLE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

For the period from January 15, 2020 (inception) through March 31, 2020

(Unaudited)

Revenue	$-
General and administrative expenses	41,476
Loss from operations	(41,476)
Other income - interest on Trust Account	207,664
Income before provision for income tax	166,188
Provision for income tax	(34,118)
Net income	$132,070

Two Class Method:

Basic and diluted weighted average shares outstanding of Class A common stock	69,000,000

Basic and diluted net income per share, Class A	$0.00

Basic and diluted weighted average shares outstanding of Class B common stock	17,250,000

Basic and diluted net loss per share, Class B	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLYING EAGLE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the period from January 15, 2020 (inception) through March 31, 2020

(Unaudited)

	Common Stock						Total
	Class A		Class B		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Equity

Balance, January 15, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock to initial shareholder at approximately $0.002 per share (1)	-	-	17,250,000	1,725	23,275	-	25,000
Sale of Units to the public at $10.00 per unit	69,000,000	6,900	-	-	689,993,100	-	690,000,000
Underwriters' discount and offering expenses	-	-	-	-	(38,586,442)	-	(38,586,442)
Sale of 10,033,333 Private Placement Warrants at $1.50 per warrant	-	-	-	-	15,050,000	-	15,050,000
Proceeds subject to possible redemption	(66,162,062)	(6,616)	-	-	(661,614,004)	-	(661,620,620)
Net income	-	-	-	-	-	132,070	132,070
Balance, March 31, 2020	2,837,938	$284	17,250,000	$1,725	$4,865,929	$132,070	$5,000,008

(1) All shares and the associated amounts have been retroactively restated to reflect a 1:1.25 stock split of each outstanding share of Class B common stock in February 2020 and a 1:1.2 stock split of each outstanding share of Class B common stock in March 2020 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLYING EAGLE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the period from January 15, 2020 (inception) through March 31, 2020

(Unaudited)

Cash flows from operating activities:
Net income	$132,070
Adjustments to reconcile net income to net cash used in operating activities:
Trust income reinvested in Trust Account	(207,664)
Changes in operating assets and liabilities:
Accounts payable	74,666
Net cash used in operating activities	(928)

Cash flows from investing activities:
Principal deposited in Trust Account	(690,000,000)
Net cash used in investing activities	(690,000,000)

Cash flows from financing activities:
Proceeds from private placement of warrants	15,050,000
Proceeds from sale of Class A ordinary shares	690,000,000
Payment of underwriters' discount	(13,800,000)
Payment of offering costs	(290,905)
Advances received from Promissory note	230,885
Net cash provided by financing activities	691,189,980

Increase in cash and cash equivalents during period	1,189,052
Cash and equivalents at beginning of period	-
Cash and equivalents at end of period	$1,189,052

Supplemental disclosure of non-cash financing activities:
Deferred underwriting compensation	$24,150,000
Class A common stock subject to possible redemption	$661,620,620
Formation and offering costs paid by sponsor in exchange for founder shares	$25,000
Deferred offering costs included in accounts payable	$320,537

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLYING EAGLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Organization and Business Operations

Incorporation

Flying Eagle Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on January 15, 2020.

Sponsor

The Company’s sponsor is Eagle Equity Partners II, LLC, a Delaware limited liability company (the “Sponsor”). Harry E. Sloan, the Company’s Chief Executive Officer and Chairman, and Eli Baker, the Company’s President, Chief Financial Officer and Secretary, are members of the Sponsor.

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses that it has not yet selected (“Business Combination”). The Company has neither engaged in any operations nor generated significant revenue to date.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its initial public offering of Units (the “Public Offering”), although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward completing a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.

Financing

The Sponsor intends to finance a Business Combination in part with proceeds from the $690,000,000 Public Offering and an approximately $15,050,000 private placement (the “Private Placement”), see Notes 3 and 4. The registration statement for the Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2020. The Company consummated the Public Offering of 69,000,000 units, including the issuance of 9,000,000 units as a result of the underwriters’ exercise of their over-allotment option in full (the “Units”), at $10.00 per Unit on March 10, 2020, generating gross proceeds of $690,000,000. Simultaneously with the closing of the Public Offering, the Company consummated the Private Placement of an aggregate of 10,033,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant. Upon the closing of the Public Offering and Private Placement, $690,000,000 from the net proceeds of the Public Offering and the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).

Trust Account

The proceeds held in the Trust Account were invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations.

The Company’s second amended and restated certificate of incorporation (the “Charter”) provides that, other than the withdrawal of interest earned on the funds that may be released to the Company to fund working capital requirements (subject to an aggregate limit of $1,000,000) and/or to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of any of the shares of Class A common stock, par value $0.0001 per share (the “Class A Common Stock”) included in the Units sold in the Public Offering properly submitted in connection with a stockholder vote to amend the Charter to modify the substance or timing of the Company’s obligation to redeem 100% of the common stock included in the Units being sold in the Public Offering if the Company does not complete the Business Combination within 24 months from the closing of the Public Offering or with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity or (iii) the redemption of 100% of the shares of Class A Common Stock included in the Units sold in the Public Offering if the Company is unable to complete a Business Combination within 24 months from the closing of the Public Offering.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements (subject to an aggregate limit of $1,000,000) and/or to pay taxes, or (ii) provide stockholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to commencement of the tender offer, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund its working capital requirements and/or to pay taxes. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of the Company’s initial Business Combination and after payment of underwriters’ fees and commissions. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account but not previously released to the Company to fund its working capital requirements (subject to an aggregate limit of $1,000,000) and/or to pay taxes. As a result, such common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with FASB, ASC 480, “Distinguishing Liabilities from Equity”.

The Company has 24 months from the closing of the Public Offering to complete its Business Combination (or until March 10, 2022). If the Company does not complete a Business Combination within this period of time, it will (i) cease all operations except for the purposes of winding up, (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares for a per share pro rata portion of the Trust Account, including interest, but less income taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its remaining stockholders, as part of its plan of dissolution and liquidation. The Sponsor and the Company’s executive officers and independent directors (the “initial stockholders”) entered into a letter agreement with the Company, pursuant to which they waived their rights to participate in any redemption with respect to their Founder Shares (as defined below); however, if the initial stockholders or any of the Company’s officers, directors or affiliates acquire shares of Class A Common Stock, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per Unit in the Public Offering.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended (the “Securities Act”) registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

2. Significant Accounting Policies

Basis of Presentation

These unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for the period ended March 31, 2020. Operating results for the period ended March 31, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020 and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on March 5, 2020, and the Company’s audited balance sheet and notes thereto included in the Company’s Form 8-K filed with the SEC on March 10, 2020.

Net Income (Loss) Per Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of the warrants sold in the Public Offering (including the over-allotment) and private placement warrants to purchase approximately 17,250,000 and 10,033,333 shares of the Company’s Class A common stock, respectively, in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of net income per share for common shares subject to redemption in a manner similar to the two-class method of net income (loss) per share. Net income (loss) per common share for basic and diluted for Class A common stock is calculated by dividing the interest income earned on the Trust Account of $207,664, net of franchise taxes of $40,548, working capital up to an aggregate limit of $1,000,000, and income taxes of $34,118, by the weighted average number of Class A common stock since issuance. Net loss per common share for basic and diluted for Class B common stock is calculated by dividing the net loss, which excludes income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the period.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Class A Common Stock Subject to Possible Redemption

As discussed in Note 1, all of the 69,000,000 shares of Class A common stock sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of shares of Class A common stock under the Charter. In accordance with FASB ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity's equity instruments, are excluded from the provisions of FASB ASC 480. Although the Company has not specified a maximum redemption threshold, its Charter provides that in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares of Class A common stock shall be affected by charges against additional paid in capital.

Accordingly, at March 31, 2020, 66,162,062 of the 69,000,000 shares of Class A common stock included in the Units were classified outside of permanent equity at approximately $10.00 per share.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs of $38,586,442 consisting principally of underwriters' discounts of $37,950,000 (including $24,150,000 of which payment is deferred) and $636,442 of professional, printing, filing, regulatory and other costs incurred through March 31, 2020 that were related to the Public Offering were charged to additional paid-in capital upon completion of the Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of March 31, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company's current taxable income primarily consists of interest income on the Trust Account. The Company's general and administrative costs are generally considered start-up costs and are not currently deductible. During the period from January 15, 2020 (inception) through March 31, 2020, the Company recorded income tax expense of approximately $34,000.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

3. Public Offering

Public Units

In the Public Offering, which closed March 10, 2020, the Company sold 69,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A Common Stock and one-fourth of one redeemable warrant (each whole warrant, a “Warrant”). Each whole Warrant entitles the holder to purchase one share of Class A Common Stock at a price of $11.50 per share. Each Warrant will become exercisable on the later of 30 days after the completion of our initial business combination and 12 months from the closing of the Public Offering. The exercise price and number of shares of Class A Common Stock issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation.

The Company granted the underwriters a 45-day option to purchase up to 9,000,000 additional Units to cover any over-allotment, at the Public Offering price less the underwriting discounts and commissions. The Company issued 9,000,000 Units in connection with the underwriters’ exercise of the over-allotment option in full.

Underwriting Commissions

The Company paid an underwriting discount of $13,800,000 ($0.20 per Unit sold) to the underwriters at the closing of the Public Offering on March 10, 2020, with an additional fee (“Deferred Discount”) of $24,150,000 ($0.35 per Unit sold) payable upon the Company’s completion of an initial Business Combination. The Deferred Discount will become payable to the underwriters from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

4. Related Party Transactions

Founder Shares

On January 15, 2020, the Sponsor received 11,500,000 shares of Class B common stock (the “Founder Shares”) in exchange for a capital contribution of $25,000, or approximately $0.002 per share.

The Founder Shares are identical to the shares of Class A Common Stock included in the Units sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

On February 10, 2020, the Company effected a 1:1.25 stock split of the Founder Shares, resulting in the Sponsor holding 14,375,000 Founder Shares. On March 2, 2020, the Sponsor transferred 20,000 Founder Shares to each of Scott M. Delman and Joshua Kazam, directors of the Company, (together with the Sponsor, the “initial stockholders”) for an aggregate purchase price of $80 (the same per-share price initially paid by the Sponsor), resulting in the Sponsor holding 14,335,000 Founder Shares and each of Messrs. Delman and Kazam holding 20,000 Founder Shares. On March 5, 2020, the Company effected a 1:1.2 stock split of the Founder Shares, resulting in the Sponsor holding an aggregate of 17,210,000 Founder Shares and each of Messrs. Delman and Kazam holding 20,000 Founder Shares, for a total of 17,250,000 Founder Shares outstanding. The shares and the associated amounts have been retroactively restated to reflect the 1:1.25 stock split of each outstanding share of Class B common stock in February 2020 and the 1:1.2 stock split in March 2020.

The initial stockholders have agreed not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination, and (B) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property.

Private Placement Warrants

In conjunction with the Public Offering, the Sponsor purchased an aggregate of 10,033,333 Private Placement Warrants, at a price of $1.50 per warrant (approximately $15,050,000 in the aggregate) in the Private Placement. Each Private Placement Warrant entitles the holder to purchase one share of Class A Common Stock at $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the Public Offering to be held in the Trust Account such that at closing of the Public Offering, $690,000,000 was placed in the Trust Account.

The Private Placement Warrants (including the shares of common stock issuable upon exercise of the Private Placement Warrants) are not transferable, assignable or salable until 30 days after the completion of the initial Business Combination and they are non-redeemable for cash so long as they are held by the initial purchasers of the Private Placement Warrants or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers of the Private Placement Warrants or their permitted transferees, the Private Placement Warrants will be redeemable for cash by the Company and exercisable by such holders on the same basis as the warrants included in the Units sold in the Public Offering. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the Warrants sold as part of the Units in the Public Offering and have no net cash settlement provisions.

If the Company does not complete a Business Combination, then the proceeds will be part of the liquidating distribution to the public stockholders and the Warrants issued to the Sponsor will expire worthless.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of working capital loans (and any Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement, requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Sponsor Loans

The Sponsor agreed to loan the Company up to an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was payable without interest on the earlier of December 31, 2020 or the completion of the Public Offering. As of March 31, 2020, there was $230,885 outstanding under the Note.

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company will reimburse an affiliate of the Sponsor for office space, utilities and secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $15,000 per month. For the period from January 15, 2020 (inception) through March 31, 2020, the Company incurred no administrative services expenses under the arrangement. The administrative services fee will commence April 1, 2020.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under any working capital loan.

5. Commitments and Contingencies

Underwriting Agreement

The Company is committed to pay the Deferred Discount totaling $24,150,000, or 3.5% of the gross offering proceeds of the Public Offering, to the underwriters upon the Company’s consummation of a Business Combination. The underwriters will not be entitled to any interest accrued on the Deferred Discount, and no Deferred Discount is payable to the underwriters if there is no Business Combination.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's, or its target’s, financial position, results of its operations and/or completion of the Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6. Trust Account

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$690,207,664

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 15, 2020 (inception) to March 31, 2020.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

7. Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2020, there were 69,000,000 shares of Class A common stock issued and outstanding of which, 66,162,062 were classified outside of permanent equity.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of March 31, 2020, there were 17,250,000 shares of Class B common stock issued and outstanding.

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2020, there were no shares of preferred stock issued or outstanding.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of  (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A Common Stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement relating to the Warrants. If a registration statement covering the shares of Class A Common Stock issuable upon exercise of the Warrants is not effective by the sixtieth (60th) day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Public Offering, except that the Private Placement Warrants and the shares of Class A Common Stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than their initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may call the Warrants for redemption (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•	if, and only if, the last reported closing price of the Class A Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Additionally, commencing ninety days after the Warrants become exercisable, the Company may redeem its outstanding Warrants in whole and not in part, for the number of Class A ordinary shares determined by reference to the table set forth in the Company’s prospectus relating to the Public Offering based on the redemption date and the “fair market value” of the Class A Common Stock, upon a minimum of 30 days’ prior written notice of redemption and if, and only if, the last sale price of the Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders, if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A Common Stock) as the outstanding Warrants, as described above and if, and only if, there is an effective registration statement covering the shares of Class A Common Stock issuable upon exercise of the Warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given. The “fair market value” of the shares of Class A Common Stock is the average last reported sale price of the Class A Common Stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.

If the Company calls the Warrants for redemption, management will have the option to require all holders that wish to exercise the Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of Class A Common Stock issuable upon exercise of the Warrants may be adjusted in certain circumstances. If the Company is unable to complete a Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

In addition, if  (x) the Company issues additional shares of Class A Common Stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A Common Stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by the initial stockholders or such affiliates, as applicable, prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 50% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination, and (z) the volume weighted average trading price of the Class A Common Stock during the 10 trading day period starting on the trading day after the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Value, and the $18.00 per share redemption trigger price of the Warrants will be adjusted (to the nearest cent) to be equal to 180% of the Market Value. However, if the Company does not complete its initial Business Combination on or prior to March 10, 2022, the Warrants will expire at the end of such period.

8. Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of the Company’s registration statement and prospectus for the Company’s offering filed with the SEC. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this report.

Overview

We are a blank check company incorporated on January 15, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We consummated our Public Offering (as defined below) on March 10, 2020 and are currently in the process of locating suitable targets for our business combination. We intend to use the cash proceeds from our Public Offering and the Private Placement described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any significant business operations nor generated any revenues to date. All activities to date relate to the Company’s formation and the Public Offering. We expect to generate non-operating income in the form of interest income on cash, cash equivalents, and marketable securities that will be held in the Trust Account (as defined below). We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses as we locate a suitable Business Combination.

For the period from January 15, 2020 (inception) through March 31, 2020, we had net income of $132,070. The income for the period from January 15, 2020 (inception) through March 31, 2020 relates to earnings on the Trust Account assets offset by general and administrative costs and estimated taxes.

Liquidity and Capital Resources

On March 10, 2020 we consummated a $690,000,000 initial public offering (the “Public Offering”) consisting of 69,000,000 units at a price of $10.00 per unit (“Unit”). Each Unit consists of one share of the Company’s Class A common stock, $0.0001 par value (the “Class A Common Stock”) and one-fourth of one redeemable warrant (each, a “Public Warrant”). Simultaneously, with the closing of the Public Offering, we consummated an approximately $15,050,000 private placement (“Private Placement”) of an aggregate of 10,033,333 warrants (“Private Placement Warrants”) at a price of $1.50 per warrant. Upon closing of the Public Offering and Private Placement on March 10, 2020, $690,000,000 in proceeds (including $24,150,000 of deferred underwriting commissions) from the Public Offering and Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The remaining $15,280,885 held outside of trust was used to pay underwriting commissions of $13,800,000 and deferred offering and formation costs.

As of March 31, 2020, we had an unrestricted cash balance of $1,189,052 as well as cash and accrued interest held in trust of $690,207,664. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to fund our working capital requirements (subject to an aggregate limit of $1,000,000) and/or to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

Redeemable Shares

All of the 69,000,000 shares of Class A Common Stock included in the Units sold as part of the Public Offering contain a redemption feature as described in the prospectus for the Public Offering. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. The Charter provides a minimum net tangible asset threshold of $5,000,001. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security at the end of each reporting period. Increases or decreases in the carrying amount of redeemable shares will be affected by charges against additional paid-in capital.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangement

We did not have any off-balance sheet arrangement as of March 31, 2020.

Contractual Obligation

As of March 31, 2020, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement in which the Company will pay the Sponsor for office space and secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $15,000 per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2020, we were not subject to any material market or interest rate risk. As of March 31, 2020, the net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our Principal Executive Officer) and Chief Financial Officer (who serves as our Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our prospectus dated March 5, 2020 filed with the SEC on March 6, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We are currently evaluating the impact of the COVID-19 pandemic on the industry and have concluded that while it is reasonably possible that the virus could have a negative effect on our, or our target’s, financial position, results of our operations and/or completion of the Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus dated March 5, 2020 filed with the SEC on March 6, 2020. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Simultaneously with the closing of the Public Offering, pursuant to the Private Placement Warrants Purchase Agreement, the Company completed the private sale of an aggregate of 10,033,333 Private Placement Warrants to Eagle Equity Partners II, LLC (the “Sponsor”) at a purchase price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of approximately $15,050,000. The Private Placement Warrants are identical to the Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by the Company for cash, (ii) may not (including the Class A Common Stock issuable upon exercise of the Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by such holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. No underwriting discounts or commissions were paid with respect to such sales. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Use of Proceeds

On March 10, 2020, we consummated the Public Offering of 69,000,000 Units, including the issuance of 9,000,000 Units as a result of the underwriters’ partial exercise of their over-allotment option. Each Unit consists of one share of Class A Common Stock and one-fourth of one redeemable Warrant. Each whole Warrant entitles the holder thereof to purchase one share of Class A Common Stock for $11.50 per share, and only whole Warrants are exercisable. The Warrants will become exercisable on the later of 30 days after the completion of our initial Business Combination and 12 months from the closing of the Public Offering and will expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Subject to certain terms and conditions, we may redeem the warrants either for cash once the warrants become exercisable or for shares of our Class A Common Stock commencing 90 days after the warrants become exercisable.

The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $690,000,000. Goldman Sachs & Co. LLC and Deutsche Bank Securities Inc. were representatives of the several underwriters. The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-236367). The SEC declared the registration statement effective on March 5, 2020.

We paid a total of $13,800,000 in underwriting discounts and commissions and $611,442 for other costs and expenses related to the Public Offering. Goldman Sachs & Co. LLC and Deutsche Bank Securities Inc., representatives of the several underwriters in the Public Offering, received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants was $690,869,443, of which $690,000,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLYING EAGLE ACQUISITION CORP.

Date: May 7, 2020	By:	/s/ Eli Baker
Name: Eli Baker
Title: Chief Financial Officer
(Principal Financial Officer)

