Form 10-Q
period 2020-06-30
Flying Eagle Acquisition Corp.
filed 2020-08-13
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
Or
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

As of August 13, 2020, there were 69,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 17,250,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Flying Eagle Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2020

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Balance Sheet as of June 30, 2020 (Unaudited)	3
	Condensed Statements of Operations for the three months ended June 30, 2020 (Unaudited) and for the period from January 15, 2020 (inception) through June 30, 2020 (Unaudited)	4
	Condensed Statement of Changes in Stockholders’ Equity for the three months ended June 30, 2020 and for the period from January 15, 2020 (inception) through June 30, 2020 (Unaudited)	5
	Condensed Statement of Cash Flows for the period from January 15, 2020 (inception) through June 30, 2020 (Unaudited)	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	18
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20
	Signatures	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FLYING EAGLE ACQUISITION CORP.

CONDENSED BALANCE SHEET

June 30, 2020

(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$744,960
Prepaid expenses	239,649
Total current assets	984,609

Cash and investments held in Trust Account	690,502,881
Total Assets	$691,487,490

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$748,590
Total current liabilities	748,590

Deferred underwriting compensation	24,150,000
Total Liabilities	24,898,590

Class A common shares subject to possible redemptions; 66,158,889 shares at redemption value of approximately $10.00 per share	661,588,890

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 2,841,111 shares issued and outstanding, (excluding 66,158,889 shares subject to possible redemption)	284
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 17,250,000 shares issued and outstanding	1,725
Additional paid-in capital	4,795,409
Retained earnings	202,592
Total Stockholders' Equity	5,000,010
Total Liabilities and Stockholders' Equity	$691,487,490

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLYING EAGLE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2020	For the period from January 15, (inception) through June 30, 2020

Revenue	$-	$-
General and administrative expenses	204,960	246,436
Loss from operations	(204,960)	(246,436)
Other income - interest earned on Trust Account	295,217	502,881
Income before provision for income taxes	90,257	256,445
Provision for income taxes	(19,735)	(53,853)
Net income	$70,522	$202,592

Basic and diluted weighted average shares outstanding of Class A common stock	69,000,000	69,000,000

Basic and diluted net income per share, Class A	$-	$-

Basic and diluted weighted average shares outstanding of Class B common stock	17,250,000	17,250,000

Basic and diluted net loss per share, Class B	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLYING EAGLE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended June 30, 2020 and

for the period from January 15, 2020 (inception) through June 30, 2020

(Unaudited)

	Common Stock						Total
	Class A		Class B		Additional	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Equity

Balance, January 15, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock to initial stockholder (1)	-	-	17,250,000	1,725	23,275	-	25,000
Sale of Units to the public at $10.00 per unit	69,000,000	6,900	-	-	689,993,100	-	690,000,000
Underwriters' discount and offering expenses	-	-	-	-	(38,586,442)	-	(38,586,442)
Sale of 10,033,333 Private Placement Warrants at $1.50 per warrant	-	-	-	-	15,050,000	-	15,050,000
Proceeds subject to possible redemption	(66,162,062)	(6,616)	-	-	(661,614,004)	-	(661,620,620)
Net income	-	-	-	-	-	132,070	132,070
Balance, March 31, 2020	2,837,938	284	17,250,000	1,725	4,865,929	132,070	5,000,008
Additional offering expenses	-	-	-	-	(102,250)	-	(102,250)
Adjustment to shares subject to redemption	3,173	-	-	-	31,730	-	31,730
Net income	-	-	-	-	-	70,522	70,522
Balance, June 30, 2020	2,841,111	$284	17,250,000	$1,725	$4,795,409	$202,592	$5,000,010

(1) All shares and the associated amounts have been retroactively restated to reflect a 1:1.25 stock split of each outstanding share of Class B common stock in February 2020 and a 1:1.2 stock split of Class B common stock in March 2020 ( see Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

FLYING EAGLE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

For the period from January 15, 2020 (inception) through June 30, 2020

(Unaudited)

Cash flows from operating activities:
Net income	$202,592
Adjustments to reconcile net income to net cash used in
operating activities:
Trust income reinvested in Trust Account	(502,881)
Changes in operating assets and liabilities:
Prepaid expenses	(239,649)
Accounts payable and accrued expenses	349,296
Net cash used in operating activities	(190,642)

Cash flows from investing activities:
Principal deposited in Trust Account	(690,000,000)
Net cash used in investing activities	(690,000,000)

Cash flows from financing activities:
Proceeds from private placement of warrants	15,050,000
Proceeds from sale of units	690,000,000
Payment of underwriters' discount	(13,800,000)
Payment of offering costs	(314,398)
Advances received from Promissory note	230,885
Repayment of advances received from Promissory note	(230,885)
Net cash provided by financing activities	690,935,602

Increase in cash and cash equivalents during period	744,960
Cash and equivalents at beginning of period	-
Cash and equivalents at end of period	$744,960

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting compensation	$24,150,000
Class A common stock subject to possible redemption	$661,588,890
Formation and offering costs paid by sponsor in exchange for founder shares	$25,000
Deferred offering costs included in accounts payable and accrued expenses	$399,294

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

If the Company holds a stockholder vote in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account but not previously released to the Company to fund its working capital requirements (subject to an aggregate limit of $1,000,000) and/or to pay taxes. As a result, such common stock will be recorded at redemption amount and classified as temporary equity upon the completion of the Public Offering, in accordance with FASB ASC 480, “Distinguishing Liabilities from Equity.”

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

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended (the “Securities Act”) registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

2. Significant Accounting Policies

Basis of Presentation

These unaudited condensed financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for the period ended June 30, 2020. Operating results for the period ended June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020 and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on March 5, 2020, and the Company’s audited balance sheet and notes thereto included in the Company’s Form 8-K filed with the SEC on March 10, 2020.

Net Income (Loss) Per Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods. The Company has not considered the effect of the warrants sold in the Public Offering (including the over-allotment) and private placement warrants to purchase approximately 17,250,000 and 10,033,333 shares of the Company’s Class A common stock, respectively, in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of net income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of net income (loss) per share. Net income (loss) per common share for basic and diluted Class A common stock for the three months ended June 30, 2020 is calculated by dividing the interest income earned on the Trust Account of $295,217 net of franchise taxes of $50,000, working capital up to an aggregate limit of $1,000,000, and income taxes of $19,753 by the weighted average number of Class A redeemable common stock since issuance. Net income (loss) per common share for basic and diluted Class A common stock for the period from January 15, 2020 (inception) through June 30, 2020, is calculated by dividing the interest income earned on the Trust Account of $502,881, net of franchise taxes of $90,548, working capital up to an aggregate limit of $1,000,000, and income taxes of $53,853 by the weighted average number of Class A redeemable common stock since issuance. Net loss per common share for basic and diluted for Class B common stock is calculated by dividing the net loss, which excludes income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods.

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

Accordingly, at June 30, 2020, 66,158,889 of the 69,000,000 shares of Class A common stock included in the Units were classified outside of permanent equity at approximately $10.00 per share.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs of $38,688,692 consisting principally of underwriters' discounts of $37,950,000 (including $24,150,000 of which payment is deferred) and $738,692 of professional, printing, filing, regulatory and other costs incurred through June 30, 2020 that were related to the Public Offering were charged to additional paid-in capital upon completion of the Public Offering.

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

There were no unrecognized tax benefits as of June 30, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company's current taxable income primarily consists of interest income on the Trust Account. The Company's general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended June 30, 2020, and the period from January 15, 2020 (inception) through June 30, 2020, the Company recorded income tax expense of $19,735 and $53,853, respectively.

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

The Company granted the underwriters a 45-day option to purchase up to 9,000,000 additional Units to cover any over-allotment, at the Public Offering price less the underwriting discounts and commissions. On March 10, 2020, the Company issued 9,000,000 Units in connection with the underwriters’ exercise of the over-allotment option in full.

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

On February 10, 2020, the Company effected a 1:1.25 stock split of the Founder Shares, resulting in the Sponsor holding 14,375,000 Founder Shares. On March 2, 2020, the Sponsor transferred 20,000 Founder Shares to each of Scott M. Delman and Joshua Kazam, directors of the Company, for an aggregate purchase price of $80 (the same per-share price initially paid by the Sponsor), resulting in the Sponsor holding 14,335,000 Founder Shares and each of Messrs. Delman and Kazam holding 20,000 Founder Shares. On March 5, 2020, the Company effected a 1:1.2 stock split of the Founder Shares, resulting in the Sponsor holding an aggregate of 17,210,000 Founder Shares and each of Messrs. Delman and Kazam holding 20,000 Founder Shares, for a total of 17,250,000 Founder Shares outstanding. On May 8, 2020, the Sponsor transferred 20,000 Founder Shares to Laurence E. Paul, a director of the Company (together with Messrs. Delman and Kazam and the Sponsor, the “initial stockholders”) for an aggregate purchase price of $80 (the same per-share price initially paid by the Sponsor), resulting in the Sponsor holding 17,190,000 Founder Shares. The shares and the associated amounts have been retroactively restated to reflect the 1:1.25 stock split of each outstanding share of Class B common stock in February 2020 and the 1:1.2 stock split in March 2020.

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

Sponsor Loans

The Sponsor agreed to loan the Company up to an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was payable without interest on the earlier of December 31, 2020 or the completion of the Public Offering. During the period ended June 30, 2020, borrowings on the Note totaling $230,885 were repaid in full. As of June 30, 2020, there was $0 outstanding under the Note.

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company will reimburse an affiliate of the Sponsor for office space, utilities and secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $15,000 per month. The administrative services fee commenced on April 1, 2020. For the period from April 1, 2020 through June 30, 2020, the Company incurred $45,000 of administrative services expenses under the arrangement.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's, or its target’s, financial position, results of its operations and/or completion of the Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6. Trust Account

As of June 30, 2020, investment securities in the Company’s Trust Account consisted of $690,489,916 in United States Treasury Bills and another $12,965 held as cash. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of June 30, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding loss. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding (Loss)	Quoted Prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of June 30, 2020(1)	$690,489,916	$(30,390)	$690,459,526

(1)	Maturity date September 10, 2020.

7. Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2020, there were 69,000,000 shares of Class A common stock issued and outstanding of which, 66,158,889 were classified outside of permanent equity.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of June 30, 2020, there were 17,250,000 shares of Class B common stock issued and outstanding.

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2020, there were no shares of preferred stock issued or outstanding.

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

Recent Developments

On May 8, 2020, our board of directors (the “Board”) appointed Alan Mnuchin and Laurence E. Paul to the Board. Mr. Mnuchin was appointed to serve as a Class II director with a term expiring at the Company’s second annual meeting of stockholders. Mr. Paul was appointed to serve as a Class III director with a term expiring at the Company’s third annual meeting of stockholders. The Board appointed Messrs. Mnuchin and Paul, who were determined to be “independent directors” as defined in the applicable rules of The New York Stock Exchange, to the Board’s Audit Committee. The Board also appointed Mr. Mnuchin to the Nominating and Corporate Governance Committee.

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

For the three months ended June 30, 2020, we had a net income of $70,522. The income for the three months ended June 30, 2020 relates to earnings on the Trust Account assets offset by general and administrative costs, estimated taxes, and management fees for administrative services.

For the period from January 15, 2020 (inception) through June 30, 2020, we had net income of $202,592. The income for the period from January 15, 2020 (inception) through June 30, 2020 relates to earnings on the Trust Account assets offset by general and administrative costs, management fees for administrative services and estimated taxes.

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

As of June 30, 2020, we had an unrestricted cash balance of $744,960 as well as cash and investments held in trust of $690,502,881. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to fund our working capital requirements (subject to an aggregate limit of $1,000,000) and/or to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans.

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

Off-Balance Sheet Arrangement

We did not have any off-balance sheet arrangement as of June 30, 2020.

Contractual Obligation

As of June 30, 2020, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement in which the Company will pay the Sponsor for office space and secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $15,000 per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2020, we were not subject to any material market or interest rate risk. As of June 30, 2020, the net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public stockholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Certificate of Incorporation, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income not released to us, net of taxes payable. Negative interest rates could impact the per-share redemption amount that may be received by public stockholders.

We continue to evaluate the impact of the COVID-19 pandemic on the industry and have concluded that while it is reasonably possible that the virus could have a negative effect on our, or our target’s, financial position, results of our operations and/or completion of the Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus dated March 5, 2020 filed with the SEC on March 6, 2020. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We paid a total of $13,800,000 in underwriting discounts and commissions and $713,692 for other costs and expenses related to the Public Offering. Goldman Sachs & Co. LLC and Deutsche Bank Securities Inc., representatives of the several underwriters in the Public Offering, received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants was $690,767,193, of which $690,000,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

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

FLYING EAGLE ACQUISITION CORP.

Date: August 13, 2020	By:	/s/ Eli Baker
Name: Eli Baker
Title: Chief Financial Officer
(Principal Financial Officer)