Form 10-Q
period 2020-09-30
Flying Eagle Acquisition Corp.
filed 2020-11-16
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
Or
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

As of November 16, 2020, there were 69,000,000 shares of the registrant’s Class A common stock, par value $0.0001 per share, and 17,250,000 shares of the registrant’s Class B common stock, par value $0.0001 per share, outstanding.

Flying Eagle Acquisition Corp.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2020

Table of Contents

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheet as of September 30, 2020 (Unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended September 30, 2020 and for the period from January 15, 2020 (inception) through September 30, 2020 (Unaudited)	4

	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended September 30, 2020 and for the period from January 15, 2020 (inception) through September 30, 2020 (Unaudited)	5

	Condensed Consolidated Statement of Cash Flows for the period from January 15, 2020 (inception) through September 30, 2020 (Unaudited)	6

	Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	Signatures	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

FLYING EAGLE ACQUISITION CORP.
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2020
(Unaudited)

ASSETS:
Current assets:
Cash	$255,827
Prepaid expenses	386,229
Total current assets	642,056

Cash and investments held in Trust Account	690,039,470
Total Assets	$690,681,526

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
Accounts payable and accrued expenses	$397,726
Loan payable, Advance from Sponsor	230,000
Total current liabilities	627,726

Deferred underwriting compensation	24,150,000
Total Liabilities	24,777,726

Class A common stock subject to possible redemption; 66,090,379 shares at redemption value of approximately $10.00 per share	660,903,790

Stockholders' equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock, $0.0001 par value; 380,000,000 shares authorized; 2,909,621 shares issued and outstanding, (excluding 66,090,379 shares subject to possible redemption)	291
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 17,250,000 shares issued and outstanding (1)	1,725
Additional paid-in capital	5,480,502
Accumulated deficit	(482,508)
Total Stockholders' Equity	5,000,010
Total Liabilities and Stockholders' Equity	$690,681,526

(1) All shares and the associated amounts have been retroactively restated to reflect a 1:1.25 stock split of each outstanding share of Class B common stock in February 2020 and a 1:1.2 stock split of Class B common stock in March 2020 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYING EAGLE ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2020	For the period from January 15, (inception) through September 30, 2020

Revenue	$-	$-
General and administrative expenses	862,072	1,108,508
Loss from operations	(862,072)	(1,108,508)
Other income - interest earned on Trust Account	188,589	691,470
Loss before provision for income taxes	(673,483)	(417,038)
Provision for income taxes	(11,617)	(65,470)
Net loss	$(685,100)	$(482,508)

Basic and diluted weighted average shares outstanding of Class A common stock	69,000,000	69,000,000

Basic and diluted net income per share, Class A common stock	$-	$-

Basic and diluted weighted average shares outstanding of Class B common stock (1)	17,250,000	17,250,000

Basic and diluted net loss per share, Class B common stock	$(0.04)	$(0.03)

(1) All shares and the associated amounts have been retroactively restated to reflect a 1:1.25 stock split of each outstanding share of Class B common stock in February 2020 and a 1:1.2 stock split of Class B common stock in March 2020 (see Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYING EAGLE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the three months ended September 30, 2020 and

for the period from January 15, 2020 (inception) through September 30, 2020

(Unaudited)

	Common Stock				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity

Balance, January 15, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock to initial stockholder at approximately $0.002 per share (1)	-	-	17,250,000	1,725	23,275	-	25,000
Sale of Units to the public at $10.00 per unit	69,000,000	6,900	-	-	689,993,100	-	690,000,000
Underwriters' discount and offering expenses	-	-	-	-	(38,586,442)	-	(38,586,442)
Sale of 10,033,333 Private Placement Warrants at $1.50 per warrant	-	-	-	-	15,050,000	-	15,050,000
Class A common stock subject to possible redemption	(66,162,062)	(6,616)	-	-	(661,614,004)	-	(661,620,620)
Net income	-	-	-	-	-	132,070	132,070
Balance, March 31, 2020	2,837,938	284	17,250,000	1,725	4,865,929	132,070	5,000,008
Additional offering expenses	-	-	-	-	(102,250)	-	(102,250)
Class A common stock subject to possible redemption	3,173	-	-	-	31,730	-	31,730
Net income	-	-	-	-	-	70,522	70,522
Balance, June 30, 2020	2,841,111	284	17,250,000	1,725	4,795,409	202,592	5,000,010
Class A common stock subject to possible redemption	68,510	7	-	-	685,093	-	685,100
Net loss	-	-	-	-	-	(685,100)	(685,100)
Balance, September 30, 2020	2,909,621	$291	17,250,000	$1,725	$5,480,502	$(482,508)	$5,000,010

(1) All shares and the associated amounts have been retroactively restated to reflect a 1:1.25 stock split of each outstanding share of Class B common stock in

February 2020 and a 1:1.2 stock split of Class B common stock in March 2020 ( see Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYING EAGLE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the period from January 15, 2020 (inception) through September 30, 2020

(Unaudited)

Cash flows from operating activities:
Net loss	$(482,508)
Adjustments to reconcile net loss to net cash used in operating activities:
Trust income reinvested in Trust Account	(691,470)
Changes in operating assets and liabilities:
Prepaid expenses	(386,229)
Accounts payable and accrued expenses	333,432
Net cash used in operating activities	(1,226,775)

Cash flows from investing activities:
Principal deposited in Trust Account	(690,000,000)
Cash withdrawn from Trust	652,000
Net cash used in investing activities	(689,348,000)

Cash flows from financing activities:
Proceeds from sale of private placement warrants	15,050,000
Proceeds from sale of units	690,000,000
Payment of underwriters' discount	(13,800,000)
Payment of offering costs	(649,398)
Advances received from Promissory note	460,885
Repayment of advances received from Promissory note	(230,885)
Net cash provided by financing activities	690,830,602

Increase in cash during period	255,827
Cash at beginning of period	-
Cash at end of period	$255,827

Supplemental disclosure of non-cash investing and financing activities:
Deferred underwriting compensation	$24,150,000
Class A common stock subject to possible redemption	$660,903,790
Offering costs paid by sponsor in exchange for founder shares	$25,000
Deferred offering costs included in accounts payable and accrued expenses	$64,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

FLYING EAGLE ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business Operations

Incorporation

Flying Eagle Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on January 15, 2020.

Subsidiaries

In connection with the proposed business combination (the “Business Combination”) with Skillz Inc. (“Skillz”), the Company formed a wholly-owned subsidiary, FEAC Merger Sub Inc., which was incorporated in Delaware on August 14, 2020 (“Merger Sub”). Merger Sub did not have any activity as of September 30, 2020.

Sponsor

The Company’s sponsor is Eagle Equity Partners II, LLC, a Delaware limited liability company (the “Sponsor”). Harry E. Sloan, the Company’s Chief Executive Officer and Chairman, and Eli Baker, the Company’s President, Chief Financial Officer and Secretary, are members of the Sponsor.

Fiscal Year End

The Company has selected December 31 as its fiscal year end.

Business Purpose

The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses that it has not yet selected. The Company has neither engaged in any operations nor generated significant revenue to date.

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

Business Combination

On September 1, 2020, the Company entered into the Merger Agreement by and among the Company, Merger Sub, Skillz and Andrew Paradise, solely in his capacity as representative of the Founder. The merger was unanimously approved by the Company’s board of directors on September 1, 2020. If the Merger Agreement is approved by the Company’s and Skillz’s stockholders, and the transactions contemplated by the Merger Agreement are consummated, Merger Sub will merge with and into Skillz with Skillz surviving the merger as a wholly owned subsidiary of the Company (the “Business Combination”). In addition, in connection with the consummation of the Business Combination, the Company will be renamed “Skillz, Inc.” and is referred to herein as “New Skillz” as of the time following such change of name.

For more detailed information regarding the Business Combination, see Note 8.

Financing

The Sponsor intends to finance the Business Combination in part with proceeds from the $690,000,000 Public Offering and an approximately $15,050,000 private placement (the “Private Placement”), see Notes 3 and 4. Should the Business Combination not be successful, the Company will continue to search for another business combination. The registration statement for the Public Offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on March 5, 2020. The Company consummated the Public Offering of 69,000,000 units, including the issuance of 9,000,000 units as a result of the underwriters’ exercise of their over-allotment option in full (the “Units”), at $10.00 per Unit on March 10, 2020, generating gross proceeds of $690,000,000. Simultaneously with the closing of the Public Offering, the Company consummated the Private Placement of an aggregate of 10,033,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant. Upon the closing of the Public Offering and Private Placement, $690,000,000 from the net proceeds of the Public Offering and the Private Placement was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”).

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

2. Significant Accounting Policies

Basis of Presentation

These unaudited condensed consolidated financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. The interim financial information provided is unaudited, but includes all adjustments which management considers necessary for the fair presentation of the results for the periods ended September 30, 2020. Operating results for the periods ended September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020 and should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s prospectus filed with the SEC on March 5, 2020, and the Company’s audited balance sheet and notes thereto included in the Company’s Form 8-K filed with the SEC on March 16, 2020.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Liquidity and Capital Resources

As of September 30, 2020, the Company had $255,827 in its operating bank account, and working capital of approximately $14,330. The Company's liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, the loan of up to approximately $300,000 from the Sponsor pursuant to a Note (defined below, see Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note in March 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors intend, but are not obligated to, provide the Company Working Capital Loans (defined below, see Note 4). As of September 30, 2020, there was $230,000 outstanding under the Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company's officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s statements of operations include a presentation of net income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of net income per share. Net income per common share for basic and diluted Class A common stock for the three months ended September 30, 2020 is calculated by dividing the interest income earned on the Trust Account of $188,589 net of franchise taxes of $50,000, working capital up to an aggregate limit of $1,000,000, and income taxes of $11,617 by the weighted average number of Class A redeemable common stock since issuance. Net income per common share for basic and diluted Class A common stock for the period from January 15, 2020 (inception) through September 30, 2020, is calculated by dividing the interest income earned on the Trust Account of $691,470, net of franchise taxes of $140,548, working capital up to an aggregate limit of $1,000,000, and income taxes of $65,470 by the weighted average number of Class A redeemable common stock since issuance. Net loss per common share for basic and diluted for Class B common stock is calculated by dividing the net loss, which excludes income attributable to Class A common stock, by the weighted average number of Class B common stock outstanding for the periods. All interest income earned on the Trust Account is attributable to Class B common stock. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheet.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future conforming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2020, the Company had no cash equivalents.

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

Accordingly, at September 30, 2020, 66,090,379 of the 69,000,000 shares of Class A common stock included in the Units were classified outside of permanent equity at approximately $10.00 per share.

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs of $38,688,692 consisting principally of underwriters' discounts of $37,950,000 (including $24,150,000 of which payment is deferred) and $738,692 of professional, printing, filing, regulatory and other costs incurred through September 30, 2020 that were related to the Public Offering were charged to additional paid-in capital upon completion of the Public Offering.

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $153,000, which had a full valuation allowance recorded against it of approximately $153,000.

There were no unrecognized tax benefits as of September 30, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company's current taxable income primarily consists of interest income on the Trust Account. The Company's general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended September 30, 2020, and the period from January 15, 2020 (inception) through September 30, 2020, the Company recorded income tax expense of $11,617 and $65,470, respectively.

The Company’s effective tax rate for the three months ended September 30, 2020 and for the period from January 15, 2020 (inception) through September 30, 2020 was approximately -15.7% and -1.7%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

On February 10, 2020, the Company effected a 1:1.25 stock split of the Founder Shares, resulting in the Sponsor holding 14,375,000 Founder Shares. On March 2, 2020, the Sponsor transferred 20,000 Founder Shares to each of Scott M. Delman and Joshua Kazam, directors of the Company, for an aggregate purchase price of $80 (the same per-share price initially paid by the Sponsor), resulting in the Sponsor holding 14,335,000 Founder Shares and each of Messrs. Delman and Kazam holding 20,000 Founder Shares. On March 5, 2020, the Company effected a 1:1.2 stock split of the Founder Shares, resulting in the Sponsor holding an aggregate of 17,210,000 Founder Shares and each of Messrs. Delman and Kazam holding 20,000 Founder Shares, for a total of 17,250,000 Founder Shares outstanding. On May 8, 2020, the Sponsor transferred 20,000 Founder Shares to Laurence E. Paul, a director of the Company (together with Messrs. Delman and Kazam and the Sponsor, the “initial stockholders”) for an aggregate purchase price of $80 (the same per-share price initially paid by the Sponsor), resulting in the Sponsor holding 17,190,000 Founder Shares. The shares and the associated amounts have been retroactively restated to reflect the 1:1.25 stock split of each outstanding share of Class B common stock in February 2020 and the 1:1.2 stock split in March 2020. All share and per share amounts have been retroactively restated to reflect the stock transactions.

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

Sponsor Loans

The Sponsor agreed to loan the Company up to an aggregate of $300,000 by the issuance of an unsecured promissory note (the “Note”) to cover expenses related to the Public Offering. The Note was payable without interest on the earlier of December 31, 2020 or the completion of the Public Offering. During the period ended September 30, 2020, borrowings on the Note totaling $230,885 were repaid in full. As of September 30, 2020, there was no amount outstanding under the Note.

Administrative Services Agreement

The Company entered into an administrative services agreement in which the Company reimburses an affiliate of the Sponsor for office space, utilities and secretarial and administrative services provided to members of the Company’s management team in an amount not to exceed $15,000 per month. The administrative services fee commenced on April 1, 2020. For the period from January 15, 2020 (inception) through September 30, 2020 and the three months ended September 30, 2020 , the Company incurred $90,000 and $45,000 in fees for these services.

Working Capital Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans. During the period ended September 30, 2020, the Sponsor loaned an aggregate $230,000 to the Company. As of September 30, 2020, there was $230,000 outstanding.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company's, or its target’s, financial position, results of its operations and/or completion of the Business Combination, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6. Trust Account

As of September 30, 2020, investment securities in the Company’s Trust Account consisted of $690,030,228 in United States Treasury Bills and another $9,242 held as cash. The Company classifies its Treasury Instruments and equivalent securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities”. Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts. The following table presents fair value information as of September 30, 2020 and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In addition, the table presents the carrying value (held to maturity), excluding accrued interest income and gross unrealized holding loss. Since all of the Company’s permitted investments consist of U.S. government treasury bills and cash, fair values of its investments are determined by Level 1 inputs utilizing quoted prices (unadjusted) in active markets for identical assets as follows:

	Carrying Value	Gross Unrealized Holding (Loss)	Quoted Prices in Active Markets (Level 1)
U.S. Government Treasury Securities as of September 30, 2020 (1)	$690,030,228	$(2,872)	$690,033,100

(1)	Matured on October 6, 2020. Reinvested on October 7, 2020.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from January 15, 2020 (inception) through September 30, 2020. During the three month period ended September 30, 2020, the Company withdrew $652,000 from the Trust for working capital and to pay taxes.

Level 1 instruments include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

7. Stockholders’ Equity

Class A Common Stock - The Company is authorized to issue 380,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2020, there were 69,000,000 shares of Class A common stock issued and outstanding of which, 66,090,379 were classified outside of permanent equity.

Class B Common Stock - The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. As of September 30, 2020, there were 17,250,000 shares of Class B common stock issued and outstanding.

Preferred stock - The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2020, there were no shares of preferred stock issued or outstanding.

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

8. Proposed Business Combination

On September 1, 2020, the Company entered into an agreement and plan of merger by and among the Company, FEAC Merger Sub Inc., a wholly owned subsidiary of the Company (“Merger Sub”), Skillz Inc. (“Skillz”) and Andrew Paradise, solely in his capacity as representative of the stockholders of Skillz (the “Founder”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). The merger was unanimously approved by the Company’s board of directors on September 1, 2020. If the Merger Agreement is approved by the Company’s and Skillz’s stockholders, and the transactions contemplated by the Merger Agreement are consummated, Merger Sub will merge with and into Skillz with Skillz surviving the merger as a wholly owned subsidiary of the Company (the “Business Combination”). In addition, in connection with the consummation of the Business Combination, the Company will be renamed “Skillz, Inc.” and is referred to herein as “New Skillz” as of the time following such change of name.

Under the Merger Agreement, the Company has agreed to acquire all of the outstanding equity interests of Skillz for approximately $3.5 billion in aggregate consideration to be paid at the effective time of the Business Combination. Such consideration will be paid through cash and/or stock in New Skillz as follows: each stockholder of Skillz holding shares of common stock of Skillz immediately prior to the effective time of the Business Combination can either elect to receive, with respect to each share of common stock of Skillz it holds, (x) an amount of cash or (y) shares of common stock of New Skillz, in the case of each of clauses (x) and (y) above, calculated based on the per share merger consideration value formula as set forth in the Merger Agreement and, in the case of the shares of common stock of New Skillz, calculated based on a price of $10 per share (the “Closing Price”). If such stockholder fails to make such election within the required time, it will be deemed to have made an election to receive stock consideration. The shares of common stock of New Skillz to be received by each stockholder of Skillz that elects to receive stock consideration will be as follows: (A) stockholders other than the Founder and his controlled affiliates will receive publicly listed shares of Class A common stock, and (B) the Founder and his controlled affiliates will receive shares of Class B common stock, in each case as set forth in the Merger Agreement. The cash consideration (the “Cash Consideration”) payable to all Skillz stockholders will be an amount of cash equal to the lesser of (i) (a) the funds remaining in the Company’s trust account after giving effect to redemptions of public shares, if any, and payment of Skillz’s and the Company’s outstanding transaction expenses as contemplated by the Merger Agreement, plus (b) the funds received by the Company in connection with the equity financing relating to the Subscription Agreements (as described below), plus (c) the amount of cash and cash equivalents of Skillz determined in accordance with GAAP as of 11:59 p.m. Pacific Time on the day immediately preceding consummation of the Business Combination, minus (d) $250,000,000, and (ii) solely to the extent reasonably necessary, based on the written advice of the Company’s nationally recognized tax counsel, to qualify the Business Combination either as a reorganization under Section 368(a) of the Internal Revenue Code of 1986 or a transfer under Section 351(a) of the Internal Revenue Code of 1986, such amount designated by Skillz to the Company not less than three (3) days prior to consummation of the Business Combination.

If the Skillz stockholders elect to receive an aggregate amount of cash that is greater than the Cash Consideration, the amount of cash to be paid to each Skillz stockholder who elected to receive cash will be downwardly adjusted on a pro rata, per share of common stock of Skillz, basis and each such Skillz stockholder will receive additional shares of New Skillz.

If the Cash Consideration exceeds the aggregate amount of cash which the Skillz stockholders elect to receive, the number of shares to be received by each Skillz stockholder that has elected to receive shares will be reduced until the cash portion of such stockholder’s total merger consideration equals the aggregate cash consideration portion of the aggregate merger consideration, and each Skillz stockholder will receive a pro rata portion of the excess cash.

Other Agreements

In addition to the Merger Agreement, the Company also entered into the following agreements.

Subscription Agreements

The Company entered into subscription agreements (the “Subscription Agreements”), each dated as of September 1, 2020, with certain institutional investors, pursuant to which, among other things, the Company agreed to issue and sell, in private placements to close immediately prior to the closing of the Business Combination, an aggregate of 15,853,052 shares of Class A common stock for $10.00 per share.

Investors’ Rights Agreement

The Company entered into an eighth amended and restated investors’ rights agreement (the “Investors’ Rights Agreement”), dated as of September 1, 2020, among the Company, Skillz and certain of their respective stockholders, which will become effective upon consummation of the Business Combination. Pursuant to the Investors’ Rights Agreement, New Skillz will be required to register for resale securities held by the stockholders party thereto. New Skillz will have no obligation to facilitate more than one demand, made by the Sponsor, or its affiliates, that New Skillz register such stockholders’ securities. In addition, the holders have certain “piggyback” registration rights with respect to registrations initiated by New Skillz. New Skillz will bear the expenses incurred in connection with the filing of any registration statements pursuant to the Investors’ Rights Agreement. The Investors’ Rights Agreement also restricts the ability of each stockholder who is a party thereto to transfer its shares of New Skillz common stock for a period of 2 years following the closing of the Business Combination, subject to certain permitted transfers. In general, 1,500,000 shares of New Skillz common stock held by each stockholder who is a party to the Investors’ Rights Agreement and its affiliates will be released from the transfer restrictions each quarter beginning on the date that is six months following the Closing.

Support Agreements

In connection with and following the execution of the Merger Agreement, certain Skillz stockholders (the “Skillz Supporting Stockholders”) entered into Skillz support agreements with the Company (the “Support Agreements”). Under the Support Agreements, each Skillz Supporting Stockholder agreed, on (or effective as of) the third business day following the SEC declaring effective the proxy statement/prospectus relating to the approval by the Company’s stockholders of the Business Combination, to execute and deliver a written consent with respect to the outstanding shares of Skillz common stock and preferred stock held by such Skillz Supporting Stockholder adopting the Merger Agreement and approving the Business Combination. The shares of Skillz common stock and preferred stock that are owned by the Skillz Supporting Stockholders and subject to the Support Agreements represent over 85% of the outstanding voting power of Skillz common stock and preferred stock (on an as converted basis). In addition, the Support Agreements prohibit the Skillz Supporting Stockholders from engaging in activities that have the effect of soliciting a competing acquisition proposal.

Non-Redemption Agreements

In connection with and following the entry into the Merger Agreement, the Company entered into non-redemption agreements with certain holders of shares of the Company’s Class A common stock, pursuant to which such holders agreed not to exercise their redemption rights in connection with the Business Combination (the “Non-Redemption Agreements”). The aggregate number of shares of the Company’s Class A common stock subject to the Non-Redemption Agreements is 9,577,500, which represents $95.84 million of otherwise exercisable redemption rights. If the Business Combination is not consummated, the restriction on redemption would no longer apply.

Sponsor Agreement

In connection with the execution of the Merger Agreement, the Sponsor entered into an Agreement (the “Sponsor Agreement”) with Skillz, pursuant to which the Sponsor agreed to vote all shares of the Company’s common stock beneficially owned by it in favor of each of the proposals at the Company’s Special Meeting, to use its reasonable best efforts to take all actions reasonably necessary to consummate the Business Combination and to not take any action that would reasonably be expected to materially delay or prevent the satisfaction of the conditions to the Business Combination set forth in the Merger Agreement.

The Sponsor also agreed that, at the Closing, it would deposit the Earnout Shares into the earnout escrow account and it would agree to cancel 899,797 shares of the Company’s common stock and 5,016,667 private placement warrants held by the Sponsor.

Voting Agreements

In connection with the Merger Agreement, Skillz entered into voting and support agreements (the “Voting Agreements”) with holders of 6,972,518 shares of the Company's common stock pursuant to which such stockholders have agreed to vote in favor of the Business Combination. When such Voting Agreements are taken together with the Sponsor's agreement to vote in favor of the Business Combination, holders of approximately 28% of the issued and outstanding common stock of the Company have agreed to vote in favor of the Business Combination and the other proposals set forth in the proxy statement/prospectus described below. The Voting Agreements do not contain any restrictions on transfer and the covenants to vote terminate upon the earlier of closing or termination of the Merger Agreement.

Additional information regarding the Business Combination is available in the proxy statement/prospectus initially filed by the Company with the SEC on September 4, 2020, as amended on October 14, 2020 and November 2, 2020.

9. Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that, except as noted above, all such events that would require recognition or disclosure have been recognized or disclosed.

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

Recent Developments

On September 1, 2020, we entered into the Merger Agreement. The merger was unanimously approved by our board of directors on September 1, 2020. If the Merger Agreement is approved by our and Skillz’s stockholders, and the transactions contemplated by the Merger Agreement are consummated, Merger Sub will merge with and into Skillz with Skillz surviving the merger as a wholly owned subsidiary of the Company (the “Business Combination”). In addition, in connection with the consummation of the Business Combination, we will be renamed “Skillz, Inc.” and is referred to herein as “New Skillz” as of the time following such change of name.

Under the Merger Agreement, we have agreed to acquire all of the outstanding equity interests of Skillz for approximately $3.5 billion in aggregate consideration to be paid at the effective time of the Business Combination. Such consideration will be paid through cash and/or stock in New Skillz as follows: each stockholder of Skillz holding shares of common stock of Skillz immediately prior to the effective time of the Business Combination can either elect to receive, with respect to each share of common stock of Skillz it holds, (x) an amount of cash or (y) shares of common stock of New Skillz, in the case of each of clauses (x) and (y) above, calculated based on the per share merger consideration value formula as set forth in the Merger Agreement and, in the case of the shares of common stock of New Skillz, calculated based on a price of $10 per share (the “Closing Price”). If such stockholder fails to make such election within the required time, it will be deemed to have made an election to receive stock consideration. The shares of common stock of New Skillz to be received by each stockholder of Skillz that elects to receive stock consideration will be as follows: (A) stockholders other than the Founder and his controlled affiliates will receive publicly listed shares of Class A common stock, and (B) the Founder and his controlled affiliates will receive shares of Class B common stock, in each case as set forth in the Merger Agreement. The cash consideration (the “Cash Consideration”) payable to all Skillz stockholders will be an amount of cash equal to the lesser of (i) (a) the funds remaining in the Company’s trust account after giving effect to redemptions of public shares, if any, and payment of Skillz’s and the Company’s outstanding transaction expenses as contemplated by the Merger Agreement, plus (b) the funds received by us in connection with the equity financing relating to the Subscription Agreements (as described below), plus (c) the amount of cash and cash equivalents of Skillz determined in accordance with GAAP as of 11:59 p.m. Pacific Time on the day immediately preceding consummation of the Business Combination, minus (d) $250,000,000, and (ii) solely to the extent reasonably necessary, based on the written advice of our’s nationally recognized tax counsel, to qualify the Business Combination either as a reorganization under Section 368(a) of the Internal Revenue Code of 1986 or a transfer under Section 351(a) of the Internal Revenue Code of 1986, such amount designated by Skillz to us not less than three (3) days prior to consummation of the Business Combination.

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

For the three months ended September 30, 2020, we had a net loss of $685,100. The loss for the three months ended September 30, 2020 relates to earnings on the Trust Account assets offset by general and administrative costs, estimated taxes, and management fees for administrative services.

For the period from January 15, 2020 (inception) through September 30, 2020, we had a net loss of $482,508. The loss for the period from January 15, 2020 (inception) through September 30, 2020 relates to earnings on the Trust Account assets offset by general and administrative costs, management fees for administrative services and estimated taxes.

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

As of September 30, 2020, we had cash balance of $255,827 as well as cash and investments held in trust of $690,039,470. Our working capital needs will be satisfied through the funds, held outside of the Trust Account, from the Public Offering. Interest on funds held in the Trust Account may be used to fund our working capital requirements (subject to an aggregate limit of $1,000,000) and/or to pay taxes. Further, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors intend, but are not obligated to, loan the Company funds as may be required. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. The terms of such loans have not been determined and no written agreements exist with respect to such loans. During the period ended September 30, 2020, our Sponsor loaned an aggregate of $230,000 to us. As of September 30, 2020, we had $230,000 outstanding in Working Capital Loans.

Critical Accounting Policies

The preparation of the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company has identified the following as its critical accounting policies:

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

Off-Balance Sheet Arrangement

We did not have any off-balance sheet arrangement as of September 30, 2020.

Contractual Obligation

As of September 30, 2020, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement in which the Company will pay the Sponsor for office space and secretarial and administrative services provided to members of the Company’s management team, in an amount not to exceed $15,000 per month.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2020, we were not subject to any material market or interest rate risk. As of September 30, 2020, the net proceeds of the Public Offering and the Private Placement Warrants, including amounts in the Trust Account, were invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there was no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

We continue to evaluate the impact of the COVID-19 pandemic on the industry and have concluded that while it is reasonably possible that the virus could have a negative effect on our, or our target’s, financial position, results of our operations and/or completion of the Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our prospectus dated March 5, 2020 filed with the SEC on March 6, 2020. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We paid a total of $13,800,000 in underwriting discounts and commissions and $713,692 for other costs and expenses related to the Public Offering. Goldman Sachs & Co. LLC and Deutsche Bank Securities Inc., representatives of the several underwriters in the Public Offering, received a portion of the underwriting discounts and commissions related to the Public Offering. After deducting the underwriting discounts and commissions and incurred offering costs, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants was $ $690,767,193, of which $690,000,000 (or $10.00 per unit sold in the Public Offering) was placed in the Trust Account. Other than as described above, no payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Index

Exhibit No.	Description

2.1	Merger Agreement, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corp., FEAC Merger Sub Inc., Skillz Inc. and Andrew Paradise, solely in his capacity as representative of the stockholders of Skillz Inc. (incorporated by reference to Exhibit 2.1 of Flying Eagle Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on September 2, 2020).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 of Flying Eagle Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on September 2, 2020)..

10.2	Eighth Amended and Restated Investors’ Rights Agreement, dated September 1, 2020, by and among Flying Eagle Acquisition Corp., Skillz Inc. and certain of its stockholders (incorporated by reference to Exhibit 10.2 of Flying Eagle Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on September 2, 2020).

10.3	Support Agreement, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corp. and certain Supporting Stockholders of Skillz Inc. (incorporated by reference to Exhibit 10.3 of Flying Eagle Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on September 2, 2020).

10.4	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.8 of Flying Eagle Acquisition Corp.’s Registration Statement on Form S-4 filed with the SEC on September 8, 2020).

10.5	Sponsor Agreement, dated as of September 1, 2020, by and among Eagle Equity Partners II, LLC and Skillz Inc. (incorporated by reference to Exhibit 10.4 of Flying Eagle Acquisition Corp.’s Current Report on Form 8-K filed with the SEC on September 2, 2020).

10.6	Form of Voting Agreement (incorporated by reference to Exhibit 10.7 of Flying Eagle Acquisition Corp.’s Registration Statement on Form S-4 filed with the SEC on September 8, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLYING EAGLE ACQUISITION CORP.

Date: November 16, 2020	By:	/s/ Eli Baker
Name: Eli Baker
Title: Chief Financial Officer
(Principal Financial Officer)

