Form 10-K
period 2020-12-31
Skillz Inc.
filed 2021-03-12
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   ______to______

Commission file number: 001-39243

SKILLZ INC.
(Exact name of registrant as specified in its charter)

Delaware	46-2682070
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PO Box 445 San Francisco, California	94104
(Address of Principal Executive Offices)	(Zip Code)
(415) 762-0511
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SKLZ	New York Stock Exchange
Warrants to purchase one share of Class A common stock, each at an exercise price of $11.50 per share	SKLZ.WS	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on March 5, 2021, based on the closing price of $27.45 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $8.0 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2021, the registrant had outstanding 291,753,871 shares of Class A common stock and 78,090,663 shares of Class B common stock.

DOCUMENTS INCORPORATED BY REFERENCE
None.

SKILLZ INC.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Annual Report on Form 10-K contains forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of Skillz. These statements are based on the beliefs and assumptions of the management of Skillz. We also may provide forward-looking statements in oral statements or other written materials released to the public. Although Skillz believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Skillz cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “will”, “should”, “seeks”, “plans”, “scheduled”, “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about the ability of Skillz to:

•effectively compete in the global entertainment and gaming industries;

•attract and retain successful relationships with third-party mobile game developers (“developers” and each a “developer”) that develop and update all of the games hosted on Skillz’s platform; and

•comply with laws and regulations applicable to its business.

These forward-looking statements are based on information available as of the date of this Form 10-K, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the United States Securities and Exchange Commission (the “SEC”). Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. For a discussion of the risks involved in our business and investing in our Class A common stock, par value $0.001 per share (the “Class A common stock”), see the section entitled “Risk Factors.”
Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

Overview
We were founded on one simple belief: everyone loves to compete. We are building the competition layer of the internet by re-inventing competitive mobile gaming.
We believe in the potential for all people to unleash their inner champions through competition and for developers to bring their art to the world and achieve their dreams of financial success.
Our proprietary platform revolutionizes and democratizes the mobile gaming industry and allows us to deliver gaming experiences that our player community trusts and loves and “levels the playing field” for every developer.
The trust and fairness we foster with our player community is part of the foundation upon which our business is built.

Our Platform
Overview
Our proprietary platform revolutionizes and democratizes the mobile gaming industry and allows us to deliver gaming experiences that our player community trusts and loves and “levels the playing field” for every developer. We believe we are re-inventing competitive mobile gaming and thereby expanding the mobile gaming market. Our technology platform aligns the interests of developers and gamers with respect to user monetization, instead of putting them at odds. Traditional mobile games utilize in-game advertisements or purchases, which create friction in the user experience, hurting engagement and retention. By monetizing user engagement primarily through prizes, we create a compelling alternative for both developers and users for any competitive game. With our system, the more users enjoy playing in contests for prizes and the longer they play, the more revenue we generate for developers. This dynamic generates significantly stronger monetization for developers.
Live Operations
Delivering high-quality live operations in games is critical to user retention and engagement. Our live operations, or LiveOps, system is used to manage and optimize the user experience across the thousands of games on our platform. We have built a highly automated system to power LiveOps for the games on our platform. LiveOps in mobile games on our platform encompasses everything from generation of new events to creating new and exciting tournament formats in which users can compete and brand and influencer-sponsored events. With our highly automated system, we are able to run LiveOps for the games on our system and we believe we are supporting those games with a fraction of the number of people required by a typical game developer.
We use these marketing and system optimization technologies to run multivariate testing on our system settings in order to optimize user engagement and retention for games on our platform. This system manages the presentation of tournament formats, frequency of events and merchandising of the Ticketz store, which is our in-game store that allows users to redeem prizes using in-game tickets earned in gameplay on our platform (“Ticketz”). Ticketz can be redeemed within our loyalty program for prizes or credits to be used towards future paid entry tournaments.
With our segment manager tool, we can administer important system settings for users on the platform, including, among other things, the types of tournaments a user sees and is eligible to enter, deposit offers and promotions available to a user, and the incentives and achievements presented to a user at various moments of their gaming journey.
Gamer Competition Engine
Our end-to-end technology platform enables mobile game developers to improve gameplay experiences and drive improved engagement, retention and revenue from their content. Our easy-to-integrate software development kit, or “SDK” contains over 200 features in a 15-megabyte package, which allows for seamless over-the-air updates.
User rating and matching is a challenging technical problem, as the fastest match is the next user in line to play, while the fairest match (i.e., a theoretically perfectly matched skill rating) could take a much longer time to find. User retention is sensitive to both fair matching and time to match and, therefore, we have invested significantly in the technology necessary to optimize these competing objectives.

Our SDK includes many social features such as in-game chat, friends tournaments and leagues which allow players to interact and build relationships, strengthening the Skillz player community. Our players enjoy social experiences around our games, by communicating during and after competitions, on topics ranging from sharing gameplay strategies to building healthy rivalries and making personal connections. Our Friends feature allows players to challenge a friend to a match and broadcasts that player’s affinity for Skillz to their social network.
Developer Console
Our intuitive developer dashboard enables our developer partners to rapidly integrate and monitor the performance of their games on our platform. The first step for a game developer integrating our tournament management system is to sign up for a free account on our developer portal. Developer onboarding has been optimized through multiple iterations to enable developers to quickly and easily set up an account, access technical documentation, download the SDK and access customer support. The developer portal has been built such that an average game developer can implement our SDK in about a day with little or no technical support. Once a game goes live on our platform, the developer portal provides the game developers with a single system through which they can access analytics on user behavior and monetization for the games.
Payment Infrastructure
We have developed a robust payment infrastructure that we use to process close to 70 transactions per second with 99.95% system uptime. We believe our technology capabilities are critical to building and maintaining trusted relationships with our developers and users.
Data Science
Our algorithms and machine learning technologies augment all sides of our platform. Key features of our proprietary data science technologies include anti-cheat, anti-fraud, player rating and matching and segmentation engine. We believe our technology capabilities are industry-leading and have helped to differentiate our product offerings and fueled our growth.
Strong anti-cheat and anti-fraud protections are among the most critical elements required to foster a healthy competitive ecosystem. Our systems need to continuously evolve to stay ahead of sophisticated attempts to defraud or stack the odds against users. As a component of our proprietary security systems, we use the robust data we analyze to build statistical maps to predict users’ probable next outcome. This enables us to statistically detect anomalies, which are escalated for further review and, if appropriate, remediation.
High personalization is an integral element to enhancing the gamer experience on our platform. For example, we invented a technology for creating user segments based on dynamically linking behaviors. Our technology allows us to overlap, concatenate and exclude different behaviors to create new user journeys through game environments. We have identified 65 different behavior sets, which enables us to increase the number of potential unique user journeys exponentially and dynamically adjust for a significantly more personalized experience.
We give gamers the confidence to transact on our platform by delivering on our values of trust and fairness. We enable game developers to focus on what they do best: build great content. We provide developers with a comprehensive technology platform necessary to compete with the largest and most sophisticated mobile game developers in the world.

Our Developer Community
We have a growing community of developers using our platform to bring their art to the world. Content creation has been democratized in recent years with the introduction of standardized game development and distribution platforms and, as of December 31, 2020, we had over 9,000 registered game developers that have launched game integration on our system. Our self-serve platform enables our developer customers to integrate and monitor their game performance through sophisticated dashboards. This allows the developers to do what they do best — build great games, while we help them on all other fronts by delivering services such as payments, analytics, LiveOps, prize fulfillment and customer service. Historically, a small number of games have accounted for a substantial portion of our revenue.
Games on our platform go live with free-to-play capabilities first before applying for prized competitions. We carefully curate which games are enabled for prizes based on a number of criteria to ensure we are providing a great competitive mobile gaming experience. We actively monitor metrics such as the player liquidity inside each game based on number of daily active users, the stability of each game based on crash rates, the user satisfaction based on app store ratings, and user issues based on support tickets. Games that do not meet our quality thresholds are not eligible for prized competitions. Games that are not determined by our proprietary algorithm to be skill-based are not prize enabled. We maintain player data and handle all communications with the players on behalf of our developers. This data model allows us to deliver effective monetization for the benefit of developers on our platform.

Our Gamer Community
We built a virtual world where our community shares in the thrill of victory or the agony of defeat, enjoying healthy rivalry, great achievements and valued recognition. Our social features such as chat, friend tournaments and leagues allow players to interact and build relationships, strengthening our player community. While we have highly effective means of acquiring users through paid channels, we also benefit from significant organic traffic. As we build awareness for the Skillz brand, we expect to attract continued and valuable organic user traffic to our platform.
As illustrated in the table below, the end-user demographic is the mass market and, we believe, resembles the population at large.

Income
$150K+
7%
<$25k
10%
$100K–
$150K
9%
$75K–
$100K
11%
$25K–
$50K
33%
$50K–$75K
30%
Gender
Female
57%
Male
43%
Age
66+
15%
18–25
10%
56–65
15%
26–35
22%
46–55
23%
36–45
23%

Source: Income and Age demographics from Acxiom survey data of paying users (2018). Gender demographics from Ad Network install data (2019).

Gaming for Good
We pioneered the next iteration of the charity walk-a-thon. The next generation’s mass-participatory charity event is the video game tournament. Through our initiative, Gaming for Good, or G4G, our platform enables mass-participatory video game tournaments that harness the power of community through competition. Through our platform, non-profits can reach a dramatically broadened universe of younger, first-time donors. A diverse range of charitable initiatives have benefited from the power of our platform and gamer community. For non-profit organizations, their brand and reputations are among their most valuable assets. We have been honored to be trusted by some of the world’s leading non-profits, such as the World Wildlife Fund, the NAACP, and the American Cancer Society, to engage their audience of supporters and grow their reach. For the year ended December 31, 2020, we generated donations from over 500,000 unique donors for non-profits.

Games on Our Platform
We offer a wide range of contests for users. We enable game genres that can be played: (i) asynchronously; (ii) turn-based synchronously; or (iii) synchronously. An example of an asynchronous game would be a match-3 puzzle game or bingo game where users play the exact same game at different times and then the scores are compared when both contestants have played to determine the winner. An example of a turn-based synchronous game would be a dominoes game in which users take turns in real-time and the winner is determined when the game ends. An example of a synchronous game would be a real-time strategy game where users are making multiple moves simultaneously and then the winner is determined when the game ends.

Our Distribution
Our developers distribute their games through direct app downloads from our websites, as well as third-party platforms, such as the Apple App Store, which traditionally has been the main distribution channel for our developers’ games. In accordance with the Apple App Store policy, Apple does not take any share of the end-user deposits on our system; however, Apple does receive a fee for end-user deposits made through Apple Pay.

Our Marketing

Our ability to effectively market to potential users is important to our operational success. With a blend of our analytics and data science, we leverage software tools to efficiently acquire, retain and engage users while reinforcing our trusted consumer-facing brand for both the end users and our developer partners. We acquire and engage users primarily through digital ad networks, our game developers and affiliate partners. We use paid marketing channels, in combination with compelling offers and exciting games, to achieve our objectives. We optimize our marketing investment across all our channels in order to generate strong returns on our marketing spending. We currently expect that the average Three-Year Lifetime Value of our 2018, 2019 and 2020 cohorts will be 3.8x our total user acquisition costs (and after taking into account the end-user incentives recorded and expected to be recorded in sales and marketing expense is expected to be 2.5x). Three-Year Lifetime Value means cumulative gross profit from a paying user over the thirty-six (36) months following user acquisition, which is based on a combination of historic data and extrapolation of historic data for future periods. User acquisition costs include expenses incurred in the period to acquire that cohort of users, including digital advertising costs, affiliate marketing costs, third-party vendors and software tools used by the user acquisition marketing team.
In addition to traditional paid advertising channels, we cross-promote our product offerings to our existing user base across our gaming ecosystem. The average paying user has downloaded 10 Skillz-hosted games. Through our cross-promotion channels, we use a combination of content, contests and special offers to engage existing users.
We have significant opportunities to extend our marketing channels to offline media and deploy omni-channel marketing strategies to further expand our business. For example, partnerships with celebrities and influencers have the potential to cost-effectively reach new users. Moreover, we intend to opportunistically engage in brand marketing to drive broader consumer and developer awareness of our platform.
We have engagement marketing programs that provide rewards and awards for players engaging on the platform. Players earn loyalty currency, called Ticketz, every time they play a paid entry contest. The frequency and amount of entry fees determine the amount of Ticketz that are earned. Players can earn trophies as awards for performing certain actions or achieving milestones in games for which they receive Ticketz or credits to be used towards future paid entry tournaments. Tickets earned through the loyalty rewards and awards programs can be exchanged in our in-app Ticketz Store for various prizes ranging from Skillz-branded apparel to luxury goods and vehicles.

Our Customer Advocacy
We provide 24/7 customer support and trust and safety services to our developers’ end-users. The customer support team responds to all user inquiries including support for game crashes, payment issues, and loyalty program inquiries. During 2020, our customer support team achieved a 88% Player CSAT and 44 Player NPS rating. The Trust & Safety team reviews any suspicious payments and chargebacks, and investigates anomalous scoring patterns and user reports of cheating, among other things. We leverage our data science technologies to reduce the population of bad actors by a factor of 500, which we believe leaves just a handful of potential cheaters and fraudsters per million active users requiring manual intervention. These suspected bad actors are reviewed on a case-by-case basis with several escalating levels of review, which ultimately may require an in-person play test on a Skillz-provided mobile device administered by a third-party security vendor to confirm the user’s ability.

Our People
We were founded in 2012 by Andrew Paradise and Casey Chafkin. Our founders have imprinted a set of values that has set the culture for the company and its employees. Our seven values are: Honor; Mission; Collaboration; Productivity; Willingness; Frugality; and Balance.
Our founders and our business have been recognized for leadership. In 2018, we were recognized as one of Forbes’ “Next Billion Dollar Startups” and our CEO was named to the Entrepreneur 360 list. In 2019, we were recognized as one of Fast Company’s most innovative companies and were named #31 on CNBC’s Disruptor 50. During 2020, we were named by Inc. Magazine to their Private Titans list.
We believe that our people are the reason for our success and we have organized ourselves to maximize productivity and performance. We maintain a high bar for talent and actively work to build diversity within our workforce.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain and motivate selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards.
As of December 31, 2020, we had 277 employees. None of our employees are represented by a labor organization or are a party to any collective bargaining agreement with respect to their employment by us.

Our Competition
We primarily compete with alternative monetization services for mobile game content. This includes platforms that facilitate in-app advertisements and purchases. We principally compete on a number of factors, including a robust technology toolset designed with the ability to convert, engage and retain users. Our developers compete for end users with other forms of consumer discretionary entertainment that vie for the users’ time and disposable income. This includes companies that provide video entertainment, music entertainment, social networking and other forms of leisure entertainment. The large companies in our ecosystem may play multiple different roles given the breadth of their businesses. Examples of these larger companies are Sony, Amazon, Facebook, Apple, Google, and Unity. Most of these companies are also our partners and customers.

Our Intellectual Property
Our business relies substantially on the creation, use and protection of intellectual property. We protect our intellectual property by relying on international, federal, state and common law rights. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors. We actively seek patent protection covering our inventions and as of December 31, 2020, we have 58 patents granted or pending worldwide.

Government Regulation and Compliance
Regulation
We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding skill-based gaming, consumer protection, electronic marketing, data protection and privacy, competition, taxation, intellectual property, export and national security, which are continuously evolving. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S. It is also likely that as our business grows and evolves, particularly if we expand to other countries, we will become subject to laws and regulations in additional jurisdictions or other jurisdictions may claim that we are required to comply with their laws and regulations.

State and federal laws in the U.S. distinguish between games of skill and games of chance. We only enable games for paid entry-fee contests in states in which skill-based gaming is permitted and not required to be licensed as gambling under applicable state law. As of December 31, 2020, we enabled cash prizes in 41 states and the District of Columbia, covering approximately 90% of the U.S. population. Skillz enables cash prizes in all states except for Arizona, Arkansas, Connecticut, Delaware, Louisiana, Montana, South Carolina, South Dakota, and Tennessee. We use proprietary algorithms and data science tools designed to ensure that the degree of skill involved in affecting the outcome of a contest is sufficient to comply with applicable state laws. The scope and interpretation of the laws that are or may be applicable to the determination as to whether a contest is skill-based, and therefore beyond the scope of a state’s gambling laws and licensing requirements, are subject to interpretation and evolving. We have not received any licenses, authorizations or approvals confirming that the paid entry-fee contests hosted on our platform comply with applicable laws. Our compliance is based on our interpretation of existing state and federal laws regarding skill-based gaming. There is a risk that existing or future laws in the states in which we operate may be interpreted in a manner that is not consistent with our current practices, and could have an adverse impact on our business and prospects. Additionally, existing and future laws that permit skill-based gaming may be accompanied in the future by restrictions or taxes that make it impractical or less feasible to operate in these jurisdictions.
It is possible that a number of laws and regulations may be adopted or construed to apply to us that could restrict the online and mobile industries, including with respect to player privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, or regulation of currency, banking institutions, unclaimed property or money transmission, may be interpreted to cover the games featured on our platform and the entry fees paid in respect of such contests. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements, and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may impede the growth of social game services and impair our business, financial condition or results of operations.
Compliance
Because we handle, collect, store, receive, transmit and otherwise process certain personal information of users and employees, we are also subject to federal, state and foreign laws related to the privacy and protection of such data, including the General Data Protection Regulation of the European Union (“GDPR”) and the California Consumer Privacy Act (“CCPA”). The scope of data privacy laws and regulations worldwide continues to evolve, and we anticipate that the number of data privacy laws and the scope of individual data privacy and protection rights will increase.
We have developed internal compliance programs in an effort to comply with legal and regulatory requirements for skill-based gaming and with respect to data privacy and security. We use geofencing technology designed to restrict user access to paid entry fee contests to only those jurisdictions where video game contests of skill are permitted. While we are firmly committed to full compliance with all applicable laws and have developed appropriate policies and procedures in order to comply with the requirements of the evolving regulatory regimes, we cannot ensure that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine.

Corporate Information
We were originally incorporated in the State of Delaware on January 15, 2020 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. In December 2020, we completed the transactions (the “Business Combination”) contemplated by that certain Agreement and Plan of Merger, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corporation, a Delaware corporation (“FEAC”), FEAC Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of FEAC (“Merger Sub”), Old Skillz (which we define as Skillz Inc. prior to the Business Combination and Skillz Platform Inc. after the Business Combination), and solely in his capacity as the representative of the Old Skillz stockholders, Andrew Paradise as stockholder representative (the “Merger Agreement”), including the merger of Merger Sub with and into Old Skillz, pursuant to which (i) Old Skillz survived the merger as a wholly owned subsidiary of Skillz Inc. (“New Skillz”) and (ii) the Old Skillz stockholders and the holders of Old Skillz options and warrants exchanged their Old Skillz capital stock and Old Skillz options for equity interests in New Skillz.

Our mailing address is P.O. Box 445, San Francisco, California 94104, and our telephone number is (415) 762-0511. Our Class A common stock is listed on the New York Stock Exchange under the symbol “SKLZ.” Unless the context requires otherwise, the words “Skillz,” “we,” “Company,” “us” and “our” refer to Skillz Inc. and our wholly-owned subsidiaries.

Available Information
Our website is located at www.skillz.com, and our investor relations website is located at http://investors.skillz.com/. Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. We use our http://investors.skillz.com/ and www.skillz.com websites as a means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD.
The contents of, or information accessible through, our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations or reputation. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations or reputation. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, all of which are more fully described in the Risk Factors below. These risks include, but are not limited to:
•Our rapid growth may not be sustainable and depends on our ability to attract and retain end-users.
•Our business could be harmed if we fail to manage our growth effectively.
•We have a history of losses and we may be unable to achieve profitability.
•We rely on our third-party developer partners to continue to offer a competitive experience in existing and new games on our platform.
•A limited number of games account for a substantial portion of our revenue.
•We rely on third-party service providers including cloud computing services, payment processors, and infrastructure service providers, and if we cannot manage our relationships with such providers or lose access to such services, our business, financial condition, results of operations and prospects could be adversely affected.
•Failure to maintain our brand and reputation could harm our business, financial condition and results of operations.
•The broader entertainment industry is highly competitive and our existing and potential users may be attracted to competing forms of entertainment.
•Our business is subject to a variety of U.S. and foreign laws, which are subject to change and could adversely affect our business.
•Failure to obtain, maintain, protect or enforce our intellectual property rights could harm our business, results of operations and financial condition.
•Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations.
•The occurrence of a data breach or other failure of our cybersecurity.
•Failure to properly contain Covid-19 or another global pandemic in a timely manner could materially affect how we and our business partners are operating.

Risks Related to Our Business and Industry
The COVID-19 pandemic could materially adversely affect our business, financial condition and results of operations.
The COVID-19 pandemic, the measures attempted to contain and mitigate the effects of the virus, including travel bans and restrictions, shelter-in-place, quarantine and other similar governmental orders and restrictions on trade put in place around the world have caused widespread disruption in global economies, productivity and financial markets and have materially altered the way in which we conduct our day-to-day business.
The full extent to which the COVID-19 pandemic and the various responses to it impact our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic, including any potential future waves of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the effect on players and their willingness and ability to pay entry fees for the games on our platform; the effect on our third party developers and their willingness and ability to engage with our services and our platform; disruptions or restrictions on our employees’ ability to work and travel; and interruptions related to our cloud networking and platform infrastructure and partners, and developer and user service and support providers. As the COVID-19 pandemic continues, we may not be able to provide the same level of services and support that our developers and players expect from us, which could negatively impact our business and operations. While substantially all of our business operations can be performed remotely, many of our employees are juggling additional work-related and personal challenges, including adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of working from home on a daily basis, looking after children as a result of remote-learning and school closures, making plans for childcare and caring for themselves, family members or other dependents who are or may become ill. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including as may be required by federal, state, local or foreign authorities or that we determine are in the best interests of our employees, players, partners, game developers and stockholders.
The COVID-19 pandemic and resulting shelter-in-place, quarantine and other similar governmental orders and restrictions have also led to increased player engagement with the games on our platform relative to historic trends. These increases in player activity may not be indicative of our financial and operating results in future periods. The long-term effects of the COVID-19 pandemic on society and player behavior are highly uncertain, and there is no assurance that player engagement will not decrease, as the full impacts of the pandemic on society and the global economy become more clear.
In addition to the potential direct impacts to our business, the U.S. economy has been, and is likely to continue to be, significantly weakened as a result of the actions taken in response to COVID-19. A weakened U.S. economy may impact our third-party developers and players and their engagement with our platform, and the ability of our business partners to navigate this complex social health and economic environment, any of which could result in disruption to our business and results of our operations.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the existence of any additional waves of the pandemic, the extent and effectiveness of containment actions, treatment and prevention measures, including vaccines, and the impact of these and other factors on our employees, third-party developers, players and other business partners. If we are not able to respond to and manage the impact of such events effectively, our business may be harmed.
Competition within the broader entertainment industry is intense and our existing and potential users may be attracted to competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the Internet. If our platform and games available through our platform do not maintain or increase their popularity, our business, financial condition, results of operations and prospects would be materially adversely affected.
We operate in the global entertainment and gaming industries within the broader entertainment industry. Our end-users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and casinos, are more well established and may be perceived by users to offer greater variety, affordability, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our users. If we are unable to sustain sufficient interest in our gaming platform in comparison to other forms of entertainment, including new forms of entertainment, our business model may not continue to be viable.
The specific industries in which we operate are characterized by dynamic customer demand and technological advances, and there is intense competition among online gaming and entertainment providers. A number of established, well-financed companies producing online gaming, and/or interactive entertainment products and services compete with our platform, and other well-capitalized companies may introduce competitive services. Such competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies, including with third-party developers, or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. Our competitors may also develop products, features or services that are similar to ours or that achieve greater market acceptance. Such competitors may also undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Furthermore, new competitors may enter the gaming industry. There has also been considerable consolidation among competitors in the entertainment and gaming industries and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings and broaden their geographic scope of operations. If we are not able to maintain or improve our market share, or if the offerings on our platform do not maintain or increase their popularity, our business could suffer.

We rely on our third-party developer partners to develop and update all of the games featured on our platform. The decision of developers to remove the Skillz Software Development Kit, or “SDKs” from their games or changes in the terms of our commercial relationships with third-party developers could adversely impact our financial condition and results of operations and prospects. In addition, the failure of developers to provide timely and reliable updates to their games could adversely impact our financial condition and results of operations and prospects.
We rely on third-party game developers to develop the games that we host on our platform. Accordingly, our business depends on our ability to promote, enter into and maintain successful commercial relationships with such developers. In general, we rely on our standard terms of service for third-party developers which govern the distribution, operations and fee sharing arrangements for hosting a game on our platform. In some cases, we rely on negotiated agreements with third-party developers that modify our standard terms of service. Quality third-party game developers are continually in high demand and there can be no assurance that the developers that have developed games for our platform historically will continue to maintain games on our platform or be willing to provide new games for our platform in the future. If we are unable to attract and maintain these third-party developer relationships, if the terms and conditions of such commercial relationships become less favorable to Skillz or if a developer decides to remove their games from our platform, our results of operations and prospects would suffer.
In addition, we rely on our developer partners to manage and maintain their games, including updating their games to include the latest version of the Skillz SDK. The failure of our developer partners to provide timely and reliable updates could adversely impact our financial condition and results of operations and prospects.
Our focus on our third-party developers and willingness to focus on the long term benefits of our relationships with such developers may conflict with the short-term interests of our business. We believe our third-party developer partners are essential to our success and establishing mutually successful relationships with such developers serves the best long-term interests of Skillz and our stockholders. Therefore, we have made in the past, and we may make in the future, significant investments or changes to the terms of our relationships with our developer partners that we believe will benefit us in the long term, even if our decision has the potential to negatively impact our operating results in the short term. In addition, our decisions may not result in the long-term benefits that we expect, in which case the success of our platform, business, financial condition or results of operations could be harmed.
A limited number of games historically have accounted for a substantial portion of our revenue. If these games were to become less popular or be removed from our platform and we are unable to identify and market suitable replacements, our business and prospects could suffer.
Historically, a small number of games and related developers have accounted for a substantial portion of our revenue. For the year ended December 31, 2020, Solitaire Cube and 21 Blitz (each developed by Tether) together with Blackout Bingo (developed by Big Run) accounted for 79% of our revenue. Games developed by Tether and Big Run accounted for 87% of our revenue for the year ended December 31, 2020. These games, and the related developers, are subject to our standard terms of service, which include, among other things, developer exclusivity, as modified by negotiated agreements. The negotiated agreements provide Skillz with the discretion, but not the obligation, to provide marketing support for specified games and for revenue sharing with the developers that is more favorable to Skillz than our standard terms. These negotiated agreements restrict the removal of the applicable games from our platform for at least 12 months following termination. During the post-termination period, Skillz has the option, but not the obligation, to host paid competitions for such games on the platform. Consistent with our standard terms of service, our agreement with Tether may be terminated by either party on 30 days’ notice. Our agreement with Big Run is subject to termination by either party on an annual basis and by Skillz at any time at its discretion. If these games were to become less popular or be removed from our platform and we are unable to identify and market suitable replacements, our business and prospects could suffer.
Maintaining and enhancing our brand and reputation is critical to our business prospects. Failure to grow our brand and reputation could harm our business, financial condition and results of operations.
We believe that our brand, identity and reputation has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Skillz” brand and reputation is critical to retaining and growing our third-party developer and user base. We strive to establish and maintain our brand by obtaining trademark rights. However, if our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position, business, financial condition or results of operations may be harmed. Maintaining and enhancing our brand and reputation also depends largely on our continued ability to provide, through our platform, high-quality, relevant, reliable and trustworthy games developed by our third-party partners, which may require substantial investment, may not be successful, and may contain errors, bugs, flaws, corrupted data, effects and other vulnerabilities that could adversely affect our users’ gaming experience, violate applicable security standards and cause users to stop using our platform, any of which could harm our reputation. We may also need to introduce new products or services that require developers or users to agree to new terms of service that they do not like, which may cause them to stop using our platform, which may negatively affect our brand and reputation.
Our brand and reputation may also be negatively affected by the actions of users acting under false or unauthentic identities and by the use of our platform for illicit, illegal or objectionable ends. We may also fail to respond expeditiously to the illicit efforts of third parties to gain unfair advantage in games through cheating or other fraudulent activity or to otherwise address developer or user concerns, which could erode confidence in our brand and platform and damage our reputation. We expect that our ability to identify and respond to these concerns in a timely manner may decrease as the number of developers and users that engage with our platform grows, as the amount of content on the platform increases or as we expand our product and service offerings. Any governmental or regulatory inquiry, investigation or action, including based on the appearance of illegal, illicit or objectionable activity or content on our platform, our business practices, or our failure to comply with laws and regulations, could damage our brand and reputation, regardless of the outcome.
We have experienced, and expect to continue to experience, media, legislative, governmental, regulatory, investor and other third-party scrutiny of our business decisions. Any scrutiny, inquiry investigation or action, including regarding the quality and trustworthiness of the games featured on our platform, data privacy, copyright, employment or other practices, workplace culture, product changes, service quality, litigation or regulatory action or regarding the actions of our employees, may harm our brand and reputation.
Our growth will depend on our ability to attract and retain end-users who participate in paid entry-fee contests, and the loss of such end-users, failure to attract new end-users in a cost-effective manner, or failure to effectively manage our growth could adversely affect our business, financial condition, results of operations and prospects.
Our business depends on maintaining a successful platform for third-party developed games that end-users will download and pay entry fees to compete in for cash or other prizes of real world value with other end-users. As a result, our business relies on our ability to engage with players by consistently and timely making available through our platform games that are engaging, trustworthy and competitive and encouraging our developer partners to create and enhance games with compelling content, features and events.
The success of the games featured on our platform depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences. Our end-users have accounts in which they make deposits and hold prior cash winnings that have not been withdrawn. Prior cash winnings that have not been withdrawn represented more than 80% of total paid entry fees for the year ended December 31, 2020. If the games offered on our platform do not meet consumer expectations, if they are not marketed in a timely and effective manner, or if end-users decide to withdraw prior cash winnings rather than apply such winnings as entry fees to enter subsequent paid contests on our platform our revenue and financial performance will be negatively affected. End-user deposits and prior cash winnings that have not been withdrawn as of December 31, 2020 amounted to $2.8 million and are reflected on our balance sheet within other current liabilities. We may be required to return these funds to end-users if they choose to withdraw them from their account.
In addition to the market factors noted above, our ability to successfully attract games to our platform and the ability of such games to achieve commercial success will depend on our ability to:
•effectively market such games to existing and new players;
•achieve benefits from our player acquisition costs;
•achieve viral organic growth and gain user interest in our featured games through free or paid channels;
•adapt to changing player preferences;
•adapt to new technologies and feature sets for mobile and other devices;
•attract, retain and motivate talented and experienced third-party game developers to our platform;
•partner with mobile platforms and obtain featuring opportunities;
•continue to adapt to an increasingly diverse set of mobile devices, including various operating systems and specifications, limited bandwidth, and varying processing power and screen sizes;
•achieve and maintain successful end-user engagement;

•maintain a quality, trustworthy and entertaining game experience for players;
•host games that can build upon or become franchise games;
•compete successfully against a large and growing number of existing market participants;
•accurately forecast the timing and expense of our operations, including costs to secure and retain game developers and end-user adoption;
•minimize and quickly resolve bugs or outages negatively impacting our platform or games on our platform; and
•acquire and successfully integrate high quality mobile game assets, personnel or companies.
These and other uncertainties make it difficult to know whether our platform will succeed in continuing to host successful games and new games and features in accordance with our operating plan. If we do not succeed in doing so, our business, financial condition, results of operations and reputation will suffer.
If users engage in criminal, inappropriate or fraudulent activities that seek to exploit our platform and users, our ability to attract and retain developers and users may be harmed, which could have an adverse impact on our reputation, business, financial condition and operating results.
Unrelated third parties have developed, and may continue to develop, “cheating” programs that enable players to exploit vulnerabilities in the games featured on our platform, play them in an automated way, collude to alter the outcome of such games or obtain unfair advantages. These programs and practices undermine the integrity of our platform and harm the experiences of players who play fairly, and may lead players or third-party developers to stop engaging with our platform. We devote significant resources to discover and disable these cheating programs and activities. However, if we are unable to do so in a timely and effective manner, our operations may be disrupted and our reputation may be damaged. These cheating programs could result in lost revenue from paid competitions, disrupt our in-game economies, divert time from our personnel, increase costs of developing technological measures to combat these programs and activities, increase our customer service costs needed to respond to dissatisfied players, and lead to legal claims. This type of activity may subject us to liability and negative publicity, which would increase our operating costs and adversely affect our business, financial condition, operating results, reputation and future prospects.
We primarily rely, and expect to continue to rely, on Amazon Web Services (“AWS”) to deliver our offerings to users on our platform and any failure, disruption of or interference with our use of AWS could adversely affect our business, financial condition, results of operations and prospects.
Our technology infrastructure is critical to the performance of our platform and to the satisfaction of our developer partners and players, as well as our corporate functions. Our platform and company systems run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain elements of this system, but significant elements of this system are operated by third parties that we do not control and which would require significant time and expense to replace. We expect this dependence on third parties to continue. We have suffered interruptions in service in the past, including when releasing new software versions or bug fixes, and if any such interruption were significant and/or prolonged it could adversely affect our business, financial condition, future prospects, results of operations or reputation.
We have experienced, and may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. If a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all.
In particular, a significant portion of our game traffic, data storage, data processing and other computing services and systems is hosted by AWS. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. The agreement requires AWS to provide us their standard computing and storage capacity and related support in exchange for timely payment by us.
Any failure, disruption or interference with our use of hosted cloud computing services and systems provided by third-parties, like AWS, could adversely impact our business, financial condition or results of operations. In response to the ongoing COVID-19 pandemic, we have engaged with our partners at AWS to understand their operations and have evaluated our business disruption plans. In addition, since many of the technical specialists responsible for managing disruptions to our technology infrastructure are working from home in accordance with shelter-in-place orders issued due to the COVID-19 pandemic, the time required to remedy any interruption may increase. To the extent we or our third-party service providers do not effectively respond to any such interruptions, upgrade systems as needed and continually develop technology and network architecture to accommodate traffic, our business, reputation, financial condition or results of operations could be adversely affected. In addition, we do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance. Furthermore, our disaster recovery systems and those of third parties with which we do business may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause interruption in service of our games, security breaches or the loss of data or functionality, leading to a negative effect on our business, financial condition or results of operations.
In addition, in the event that any of our agreements with these third party service providers are terminated, we may experience significant costs or downtime in connection with the transfer to, or the addition of, new hosting or cloud computing providers. Although alternative providers could host our platform on a substantially similar basis, such transition could potentially be disruptive and we could incur significant costs in connection with such transition.
Our use of third-party open source software could negatively affect our ability to offer our products and services through our platform and subject us to possible litigation.
We have incorporated, and may in the future incorporate, third-party open source software in our technologies. Open source software is generally licensed by its authors or other third parties under open source licenses. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and requesting compliance with the open source software license terms. Accordingly, we may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Some open source software licenses require end-users who use, distribute or make available across a network software and services that include open source software to offer to the public aspects of the technology that incorporates the open source software for no cost, make publicly available source code (which in some circumstances could include valuable proprietary code) for modifications or derivative works created based upon incorporating or using the open source software and/or to license such modifications or derivative works under the terms of the particular open source license. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release or license the source code of our proprietary software to the public. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. While we use tools designed to help us monitor and comply with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the terms of their licenses, including claims of intellectual property rights infringement or for breach of contract. Furthermore, there exists today an increasing number of types of open source software licenses, almost none of which have been tested in courts of law to provide guidance of their proper legal interpretations, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open source software. If we were to receive a claim of non-compliance with the terms of any of these open source licenses, we may be required to publicly release certain portions of our proprietary source code, expend substantial time and resources to re-engineer some of our software, or pay damages, settlement fees or a royalty to use certain open source software. Any of the foregoing could disrupt and harm our business.
In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software because open source licensors generally do not provide support, warranties, controls, indemnification or other contractual protections regarding the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could harm our business, financial condition, results of operations and prospects and could help our competitors develop products and services that are similar to or better than ours.
Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition, results of operations and prospects.
Our financial performance is subject to U.S. economic conditions and their impact on levels of spending by users and advertisers. Economic recessions have had, and may continue to have, far-reaching adverse consequences across many industries, including the global entertainment and gaming industries, which may adversely affect our financial condition, results of operations and prospects. In the past decade, the U.S. economy experienced tepid growth following the financial crisis in 2008 – 2009 and a recession began in 2020 due to the impact of the COVID-19 pandemic as well as international trade and monetary policy and other changes. If the U.S. economy experiences a continued recession or any of the relevant regional or local economies suffers a prolonged downturn, we may experience a material adverse effect on our business, financial condition, results of operations or prospects.
In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy as a whole may reduce users’ disposable income. Any one of these changes could have a material adverse effect on our business, financial condition, results of operations or prospects.

Our business model depends upon the continued compatibility between the games featured on our platform and major mobile gaming operating systems and upon third-party platforms for the distribution of such games. If such third parties interfere with the distribution of our products or offerings, our business, financial condition, results of operations and prospects would be adversely affected.
The substantial majority of users access the games featured on our platform through the direct download on their mobile devices of apps developed by our developer partners. Our business model depends upon the continued compatibility between these apps and the major mobile operating systems. Third parties with whom we do not have any formal relationships control the design of mobile devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability of users to download apps or access specified content on mobile devices.
In addition, we rely upon third-party platforms, such as the Apple App Store, for distribution of the games featured on our platform. The promotion, distribution and operation of apps are subject to the respective distribution platforms’ standard terms and policies for application developers, which are very broad and subject to frequent changes and differing interpretations. Furthermore, the distribution platforms may not enforce their standard terms and policies for application developers consistently and uniformly across all applications and with all publishers. A platform provider may also change its fee structure, add fees associated with access to and use of its platform and alter how developers and publishers are able to advertise on the platform. Such terms and policy changes may decrease the visibility or availability of the games featured on our platform, which could adversely affect our business, financial condition or results of operations.
There is no guarantee that popular mobile devices will start or continue to support or feature the games featured on our platform or that mobile device users will continue to engage with such games rather than competing products. We are dependent on the interoperability of our platforms with popular mobile operating systems, technologies, networks and standards that we do not control, such as the Android and iOS operating systems, and any changes, bugs, security, technical or regulatory issues in such systems, changes to our relationships with mobile manufacturers and carriers, or in their terms of service or policies that degrade our offerings’ functionality, reduce or eliminate our ability to distribute our offerings, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges related to delivering our offerings, could adversely affect our product usage and monetization on mobile devices.
If the growth of high-bandwidth capabilities, particularly for mobile devices, is slower than we expect, end-user growth, retention, and engagement may be seriously harmed. Additionally, to deliver high-quality content over mobile cellular networks, the games offered through our platform must work well with a range of mobile technologies, systems, networks, regulations, and standards that we do not control. In particular, any future changes to the Android or iOS operating systems may impact the accessibility, speed, functionality, and other performance aspects of our platform, which issues are likely to occur in the future from time to time. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws governing Internet neutrality, could decrease the demand for our platform and increase our cost of doing business. Specifically, any laws that would allow mobile providers in the United States to impede access to content, or otherwise discriminate against our content, such as providing for faster or better access to our competitors, over their data networks, could have a material adverse effect on our business, financial condition, results of operations and prospects.
Furthermore, we may not successfully cultivate relationships with key industry participants or develop product offerings that operate effectively with these technologies, systems, networks, regulations, or standards. If it becomes more difficult for end-users to access and use our platform on their mobile devices, if end-users choose not to access or use the games featured on our platform through their mobile devices, or if end-users choose to use mobile products that do not offer access to the games featured on our platform, end-user growth, retention and engagement could be seriously harmed.
We rely on information technology and other systems and platforms, and any failures, errors, defects or disruptions in our or our vendors’ or other partners’ systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our business, financial condition, operating results and growth prospects.
Our technology infrastructure will be critical to the performance of our platform and offerings and to the satisfaction of our developer partners and users. We devote significant resources to network and data security to protect our systems and data. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take to prevent or hinder cyber-attacks, protect our systems, data and user information and to prevent outages, data or information loss, fraud and to prevent or detect security breaches, including a disaster recovery strategy for server and equipment failure and back-office systems and the use of third parties for certain cybersecurity services, will provide sufficient security. Our vendors and other third parties with whom we do business, such as our developer partners, are also subject to the foregoing risks, and we do not have any control over them. We have experienced, and we may in the future experience, system disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Such disruptions have not had a material impact, individually or in the aggregate to date; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, including violations of applicable privacy laws which can result in significant fines, governmental investigations and enforcement actions, legal and financial exposure, contractual liability and damage to our reputation, each of which could materially adversely affect our business, financial condition, results of operations, reputation and prospects.
Additionally, the games offered through our platform may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch. If a particular game is unavailable when users attempt to play it or navigation through our platform is slower than they expect, users may be unable to properly engage in the games we host. Furthermore, programming errors, defects and data corruption could disrupt our operations, adversely affect the experience of end-users, harm our reputation, cause end-users to stop utilizing our platforms, divert our resources and delay market acceptance of our offerings, any of which could result in legal liability to us or harm our business, financial condition, results of operations and prospects.
If our developer and the end-user base and engagement continue to grow, and the amount and types of games offered through our platform continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy end-users’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our platform. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the user experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies (such as COVID-19) or other catastrophic events.
We believe that if our third-party developers or users have a negative experience with our platform or services, or if our brand or reputation is negatively affected, developers and users may be less inclined to continue or to engage with our platform. As such, a failure or significant interruption in our service would harm our reputation, business and operating results.
Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business, financial condition, results of operations and growth prospects. Any change in existing regulations or their interpretation, or the regulatory climate applicable to our platform and services, or changes in tax rules and regulations or interpretation thereof related to our platform and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding skill-based gaming, consumer protection, electronic marketing, data protection and privacy, competition, taxation, intellectual property, export and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the U.S. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices, and could have an adverse effect on our business, financial condition, results of operations and growth prospects. It is also likely that as our business grows and evolves, particularly if we expand to other countries, we will become subject to laws and regulations in additional jurisdictions or other jurisdictions may claim that we are required to comply with their laws and regulations.
State and federal laws in the U.S. distinguish between games of skill and games of chance. We only enable games for paid entry-fee contests in states in which skill-based gaming is permitted and not required to be licensed as gambling under applicable state law. As of December 31, 2020, we operated in 41 states and the District of Columbia, covering approximately 90% of the U.S. population. We use proprietary algorithms and data science tools designed to ensure that the degree of skill involved in affecting the outcome of a contest is sufficient to comply with applicable state laws. The scope and interpretation of the laws that are or may be applicable to the determination as to whether a contest is skill-based, and therefore beyond the scope of a state’s gambling laws and licensing requirements, are subject to interpretation and evolving. There is a risk that existing or future laws in the states in which we operate may be interpreted in a manner that is not consistent with our current practices, and could have an adverse impact on our business and prospects. Additionally, existing and future laws that permit skill-based gaming may be accompanied in the future by restrictions or taxes that make it impractical or less feasible to operate in these jurisdictions.
It is possible that a number of laws and regulations may be adopted or construed to apply to us that could restrict the online and mobile gaming industries, including player privacy, taxation, content suitability, copyright, distribution and antitrust.

Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, or regulation of currency, banking institutions, unclaimed property or money transmission may be interpreted to cover the games and contests featured on our platform and the entry fees paid in respect of such contests. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may become subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may lessen the growth of social game services and impair our business, financial condition, results of operations and prospects.
Governmental authorities could view us as having violated local laws, despite our efforts to comply. There is also a risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities or incumbent providers of entertainment and gaming services, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, advertisers and others involved in the skill-based gaming industries. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.
There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of the skill-based gaming industry (or that existing laws in those jurisdictions will not be interpreted negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition results of operations and prospects, either as a result of our determination that a jurisdiction should be blocked, or because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.
Existing and future laws that permit skill-based gaming may be accompanied in the future by regulatory and/or licensing requirements, which could have a material adverse effect on our business, financial condition, results of operations, growth prospects and reputation.
Existing and future laws that permit skill-based gaming may be accompanied in the future by regulatory and/or licensing requirements, which require us to obtain regulatory approvals of our product offerings. This may be a time-consuming process that may be extremely costly. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing jurisdictions or into new jurisdictions may negatively affect our opportunities for growth, including the growth of our customer base, or delay our ability to recognize revenue from our offerings in any such jurisdictions.
Regulatory authorities may have broad powers with respect to the regulation and licensing of skill- based gaming operations and may revoke, suspend, condition or limit such licenses, impose substantial fines on us or take other actions, any one of which could have a material adverse effect on our business. We will strive to comply with all applicable laws and regulations relating to our business. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business, financial condition, results of operations, growth prospects and reputation.
We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our business, financial condition, results of operations, growth prospects and reputation. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent us from distributing our offerings, increasing our customer base and/or generating revenues.
The success of gaming products depends on a variety of factors and is not completely controlled by us.
Our success also depends in part on our ability to anticipate and satisfy user preferences in a timely manner. As we operate in a dynamic environment characterized by rapidly changing industry and legal standards, our products are subject to changing consumer preferences that cannot be predicted with certainty. We need to continually introduce new offerings and identify future product offerings that complement our existing platform, respond to end-users’ needs and improve and enhance our existing platform to maintain or increase end-user engagement and growth of our business. We may not be able to compete effectively unless our product selection keeps up with trends in the gaming industry in which we compete, or trends in new gaming products.

We rely on other third-party service providers and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.
Our success depends in part on our relationships with our third-party service providers. If those providers do not perform adequately, end-users may experience issues or interruptions with their experiences on our platform. Furthermore, if any of our partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and we may not be able to secure similar terms or replace such providers in an acceptable time frame. We also rely on software and services supplied by third parties, such as game content, and our business may be adversely affected to the extent such game content does not meet our expectations, contain errors or vulnerabilities, is compromised or experiences outages. Any of these risks could increase our costs and adversely affect our business, financial condition, results of operations and prospects. Further, any negative publicity related to any of our third-party partners, including any publicity related to regulatory concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.
We incorporate technology from third parties into our platform. We cannot be certain that our licensors are not infringing, misappropriating or otherwise violating the intellectual property rights of others or that our suppliers and licensors have sufficient rights to such technology in all jurisdictions in which we may operate. In addition, some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain such technology or enter into new agreements on commercially reasonable terms, our ability to develop our platform could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition and results of operations and prospects.
We rely on third-party providers to validate the identity and identify the location of end-users, and if such providers fail to perform adequately or fail to provide accurate information, or if we do not maintain business relationships with them, our business, financial condition, results of operations and prospects could be adversely affected.
There is no guarantee that the third-party geolocation and identity verification systems that we rely on will perform adequately, or be effective. We rely on our geolocation and identity verification systems to ensure we are in compliance with certain laws and regulations, and any service disruption to those systems would prohibit us from operating our platform, and would adversely affect our business, financial condition, results of operations and prospects. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our offerings, in each case based on inaccurate identity or geographic location determination. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of end-users. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materializes, we may be subject to disciplinary action, fines, lawsuits, and our business, financial condition, results of operations prospects and reputation could be adversely affected.
We rely on third-party payment processors to process deposits and withdrawals made by end-users into the platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected.
We rely on a limited number of third-party payment processors to process deposits and withdrawals made by end-users into our platform. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, and may contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to users on our platform, any of which could make our platform less trustworthy and convenient and adversely affect our ability to attract and retain end-users.
Nearly all of our payments are made by credit card, debit card or through other third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from end-users, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to end-users. If any of these events were to occur, our business, financial condition results of operations and prospects could be materially adversely affected.
Additionally, our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules in ways that might prohibit us from providing certain offerings to some users, be costly to implement or difficult to follow. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or the users on our platform violate these rules. Any of the foregoing risks could materially adversely affect our business, financial condition, results of operations and prospects.
Our growth prospects and market potential will depend on our ability to operate in a number of jurisdictions and if we fail to do so our business, financial condition, results of operations and prospects could be impaired.
Our ability to grow our business will depend on our ability to offer our product offerings in a large number of jurisdictions or in heavily populated jurisdictions. If we fail to remain in large jurisdictions or in a greater number of mid-market jurisdictions, this may prevent us from expanding the footprint of our product offerings, increasing the end-user base and/or generating revenues. We cannot be certain that we will be able to conduct our skill-based gaming operations in any particular jurisdiction. Any failure could have a material adverse effect on our business, financial condition, results of operations and prospects.
Negative events or negative media coverage relating to, or a declining popularity of, gaming in particular, or other negative coverage may adversely impact our ability to retain or attract users, which could have an adverse impact on our business, financial condition, results of operations and prospects.
Public opinion can significantly influence our business. Unfavorable publicity regarding us, for example, our product changes, product quality, litigation, or regulatory activity, or regarding the actions of third parties with whom we have relationships could seriously harm our reputation. In addition, a negative shift in the perception of skill-based gaming by the public or by politicians, lobbyists or others could affect future legislation, which could cause jurisdictions to restrict or prohibit gaming, thereby limiting the number of jurisdictions in which we can operate. Such negative publicity could also adversely affect the size, demographics, engagement, and loyalty of the end-user base and result in decreased revenue or slower user growth rates, which could seriously harm our business, financial condition, results of operations and prospects.
We may have difficulty accessing the services of banks, credit card issuers and payment processing services providers, which may make it difficult to sell our products and services.
Although financial institutions and payment processors are permitted to provide services to us and others in our industry, banks, credit card issuers and payment processing service providers may be hesitant to offer banking and payment processing services to gaming businesses. Consequently, we may encounter difficulties in establishing and maintaining banking and payment processing relationships with a full scope of services and generating market interest rates. If we were unable to maintain Skillz’s bank accounts or end-users were unable to use their credit cards, bank accounts or e-wallets to make deposits and withdrawals from our platforms it would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges which could result in an inability to implement our business plan. A disruption in our ability to process payments could have a material adverse effect on our business, financial condition, results of operations and prospects.
Our results of operations may fluctuate due to seasonality and other factors and, therefore, our periodic operating results will not be guarantees of future performance.
Our financial results and operating metrics have fluctuated in the past and we expect such results to fluctuate in the future. These fluctuations may be due to a variety of factors, some of which are outside of our control and may not fully reflect the underlying performance of our business.

Our financial results and operations in any given period may be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including the impact of seasonality, and the other risks and uncertainties set forth herein. Consumer engagement with our gaming platform may decline or fluctuate as a result of a number of factors, including the popularity of the underlying games, the user’s level of satisfaction with our platform, the ability of our developer partners to improve and innovate games, our ability to adapt our platform, outages and disruptions of online services, the availability of alternative live events or entertainment, the services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our business, financial condition, results of operations or prospects.
We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.
We intend to evaluate and pursue acquisitions and strategic investments. Each of these acquisitions will require unique approaches to integration due to, among other reasons, the structure of the acquisitions, their locations and cultural differences among their teams and ours, and has required, and will continue to require, attention from our management team. If we are unable to obtain the anticipated benefits from these acquisitions and strategic investments, or we encounter difficulties in integrating their operations with ours, our business, financial condition, results of operations and prospects could be materially harmed.
Challenges and risks from such investments and acquisitions include:
•negative effects on business initiatives and strategies from the changes and potential disruption that may follow the acquisition;
•diversion of our management’s attention;
•declining employee morale and retention issues resulting from changes in compensation, or changes in management, reporting relationships, or future prospects;
•the need to integrate the operations, systems, technologies, products and personnel of each acquired company, the inefficiencies and lack of control that may result if such integration is delayed or not implemented, and unforeseen difficulties and expenditures that may arise in connection with integration;
•the difficulty in determining the appropriate purchase price of acquired companies may lead to the overpayment of certain acquisitions and the potential impairment of intangible assets and goodwill acquired in the acquisitions;
•the difficulty in successfully evaluating and utilizing the acquired products, technology or personnel;
•the potential incurrence of debt, contingent liabilities, amortization expenses or restructuring charges in connection with any acquisition;
•the need to implement controls, procedures and policies appropriate for a larger, U.S.-based public company at companies that prior to acquisition may not have as robust controls, procedures and policies, in particular, with respect to the effectiveness of cyber and information security practices and incident response plans, compliance with privacy and other regulations protecting the rights of developers and users, and compliance with U.S.-based economic policies and sanctions which may not have previously been applicable to the acquired company’s operations;
•the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges and integrating and reporting results for acquired companies that have not historically followed U.S. GAAP;
•the fact that we may be required to pay contingent consideration in excess of the initial fair value, and contingent consideration may become payable at a time when we do not have sufficient cash available to pay such consideration;
•under purchase accounting, we may be required to write off deferred revenue which may impair our ability to recognize revenue that would have otherwise been recognizable which may impact our financial performance or that of the acquired company;

•risks associated with our expansion into new international markets and doing business internationally, including those described under the risk factor caption “Our strategy to expand internationally will be subject to increased challenges and risks”;
•in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
•the need to transition operations, third-party developers and players onto our existing or new platforms and the potential loss of, or harm to, our relationships with employees, third-party developers, players and other suppliers as a result of integration of new businesses;
•the implications of our management team balancing levels of oversight over acquired businesses which continue their operations under contingent consideration provisions in acquisition agreements;
•our dependence on the accuracy and completeness of statements and disclosures made or actions taken by the companies we acquire or their representatives, when conducting due diligence and evaluating the results of such due diligence; and
•liability for activities of the acquired company before the acquisition, including intellectual property and other litigation claims or disputes, cyber and information security vulnerabilities, violations of laws, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.
The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business, financial condition, results of operations, prospects or reputation. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. In addition, depending upon the duration and extent of shelter-in-place, travel and other business restrictions adopted by us and imposed by various governments in response to the COVID-19 pandemic, we have and will continue to encounter new challenges in evaluating future acquisitions and integrating personnel, business practices and company cultures. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our financial condition and results of operations and dilute the economic and voting rights of our stockholders.
If we fail to detect fraud or theft, including by end-users and employees, our reputation may suffer, which could harm our brand and reputation and negatively impact our business, financial condition and results of operations and can subject us to investigations and litigation.
We have in the past incurred, and may in the future incur, losses from various types of financial fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by a user and attempted payments by users with insufficient funds. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current credit card practices, we may be liable for use of funds on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.
Acts of fraud may involve various tactics, including collusion. Successful exploitation of our systems could have negative effects on our product offerings, services and user experience and could harm our reputation. Failure to discover such acts or schemes in a timely manner could result in harm to our operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and prospects. In the event of the occurrence of any such issues with our existing platform or product offerings, substantial engineering and marketing resources and management attention, may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives. Our failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition, results of operations and prospects.

Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disruption of our operations and the services we provide to users, damage to our reputation, and a loss of confidence in our products and services, which could adversely affect our business, financial condition, results of operations, prospects or reputation.
Cybersecurity attacks, including breaches, computer malware, computer hacking and insider threats have become more prevalent in our industry, and experts have warned that the global disruption related to the COVID-19 pandemic and remote working conditions may result in increased threats and malicious activity. Any cybersecurity breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions, loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses or other unauthorized access to our systems caused by employee error, malfeasance or other disruptions could adversely affect our business, financial condition, results of operations or reputation. We have experienced and will continue to experience hacking attacks of varying degrees from time to time. Because of our prominence in the gaming industry, we believe we are a particularly attractive target for hackers. Additionally, rapidly evolving technology and capabilities, evolving changes in the sources, capabilities and targets for cybersecurity attacks, as well as the increasing sophistication of cyber criminals increase the risk of material data compromise or business disruption.
In addition, we store sensitive information, including personal information about our employees, and the games hosted on our platform involve the storage and transmission of players’ personal information on equipment, networks and corporate systems run by us or managed by third-parties including Amazon, Apple, Facebook, Google and Microsoft. We are subject to a number of laws, rules and regulations requiring us to provide notification to players, investors, regulators and other affected parties in the event of a security breach of certain personal data, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws, including the GDPR and the CCPA, have increased and may increase in the future. Our corporate systems, third-party systems and security measures may be breached due to the actions of outside parties, employee error, malfeasance, a combination of these, or otherwise, and, as a result, an unauthorized party may obtain access to, or compromise the integrity of, our data, our employees’ data, our players’ data or any third-party data we may possess. Any such security breach could require us to comply with various breach notification laws, may affect our ability to operate and may expose us to litigation, remediation and investigation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability, each of which could be material.
We are subject to laws and regulations concerning privacy, information security, data protection, consumer protection and protection of minors, and these laws and regulations are continually evolving. Our actual or perceived failure to comply with these laws and regulations could harm our business, financial condition, results of operations, reputation or prospects.
We receive, store and process personal information and other data relating to our employees and business contacts, as well as player data, and we enable our players to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other player data on the Internet and mobile platforms, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules.
Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In the United States, there are numerous federal and state data privacy laws, data breach notification laws and consumer protection laws. For example, the State of California’s passage of the CCPA, which went into effect on January 1, 2020 and created new privacy rights for consumers residing in the state. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for the California Attorney General to impose civil penalties and also provides a privacy right of action for certain data breaches. California voters also recently passed the California Privacy Rights Act (“CPRA”), which will take effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Other states, such as Virginia, have also adopted, or are considering adopting similar data privacy laws. In addition, laws in all 50 states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy

Protection Act (“COPPA”) requires companies to obtain parental consent before collecting personal information from children under the age of 13.
We are also subject to international laws, regulations and standards in many jurisdictions, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the GDPR, which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal data. EU member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning data transparency and consent, the overall rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area ("EEA") or the United Kingdom, security breach notifications and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. Recent legal developments in Europe have created further complexity and uncertainty regarding transfers of personal data from the EEA and the United Kingdom to the United States. Most recently, in July 2020, the Court of Justice the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to the United States. While the CJEU upheld the adequacy of standard contractual clauses, a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Further, the United Kingdom’s decision to leave the EU has created uncertainty with regard to data protection regulation in the United Kingdom. As of January 1, 2021, we are also subject to the UK GDPR and UK Data Protection Act of 2018, which retains the GDPR in the United Kingdom’s national law. These recent developments will require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses and other mechanisms cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we do business, the geographical location or segregation of our relevant operations, and could adversely affect our financial results.
Compliance with GDPR, CCPA, COPPA and similar legal requirements has required us to devote significant operational resources and incur significant expenses. We expect the number of jurisdictions adopting their own data privacy laws to increase, which will require us to devote additional significant operational resources and incur additional significant expenses and will also increase our exposure to risks of claims by our players that we have not complied with all applicable data privacy laws.
We strive to comply with all applicable laws, policies, legal and contractual obligations and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It is also possible that new laws, policies, legal obligations or industry codes of conduct may be passed, or existing laws, policies, legal obligations or industry codes of conduct may be interpreted in such a way that could require us to take further compliance steps and/or could prevent us from being able to offer services to citizens of a certain jurisdiction or may make it costlier or more difficult for us to do so. Any failure or perceived failure by us to comply with our privacy policy and terms of service, our privacy-related obligations to players or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, investigations, litigation or public statements against us by consumer advocacy groups or others and could cause our players to lose trust in us, which could have an adverse effect on our business, financial condition, results of operations, reputation or prospects. Additionally, if third parties we work with, such as players, vendors or developers violate applicable laws or our policies, such violations may also put our players’ information at risk and could in turn have an adverse effect on our business, financial condition, results of operations, reputation or prospects.
Failure to obtain, maintain, protect or enforce our intellectual property rights could harm our business, results of operations, financial condition and prospects.
Our success is dependent in part on protecting our intellectual property rights and proprietary technology (such as source code, information, data, processes and other forms of information, and know-how). We rely on a combination of copyrights, patents, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our intellectual property rights. However, there are steps that we have not yet taken to protect our intellectual property on a global basis. Additionally, the steps that we have already taken to protect our intellectual property may not be sufficient or effective to prevent third parties from infringing, misappropriating or otherwise violating our intellectual property or to prevent unauthorized disclosure or unauthorized use of our trade secrets or other confidential information. We may also not detect unauthorized use, infringement, misappropriation or other violation of our intellectual property rights, and even if we do detect such violations, we may need to engage in expensive and time-consuming litigation to enforce our rights.
While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary brand, content and information to create or enhance competing solutions and services, which could adversely affect our competitive position in our rapidly evolving and highly competitive industry. Effective protection of intellectual property rights is expensive and difficult to maintain, both in terms of applications and registration costs as well as the costs of defending and enforcing these rights. We may fail to maintain or be unable to obtain adequate protections for certain of our intellectual property rights in certain foreign countries because effective intellectual property protection may not be available to us in every country in which our services are available, and our intellectual property rights may not receive the same degree of protection in foreign countries as they would in the United States because of the differences in foreign patent, trademark, copyright, and other laws concerning intellectual property and proprietary rights.
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners. However, we cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf or each party that has or may have had access to our confidential information, know-how and trade secrets and cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology or infringement of our intellectual property. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets and knowhow. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, which could harm our competitive position, business, financial condition, results of operations, and prospects.
We have filed, and may continue in the future to file, trademark and patent applications to protect certain of our innovations and intellectual property. This process can be expensive and time-consuming, and we do not know whether any of our applications will result in the issuance of a patent, trademark or copyright, as applicable, or whether the examination process will require us to narrow the claims in our patent applications. In addition, we may not receive competitive advantages from the rights granted under our intellectual property. Our existing intellectual property, and any intellectual property granted to us or that we otherwise acquire in the future, may be contested, circumvented, invalidated, or declared unenforceable through administrative processes or litigation, and we may not be able to prevent third parties from infringing, misappropriating or otherwise violating our rights to our intellectual property. Therefore, the exact effect of our efforts to protect our intellectual property cannot be predicted with certainty. In addition, given the costs, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations. Any failure to adequately obtain such patent protection, or other intellectual property protection, could later prove to adversely impact our business, results of operations, financial condition or prospects.
We currently hold various domain names relating to our brand, including Skillz.com. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website and our online app. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.
We may be required to spend significant resources in order to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or costlier technologies into our platform or harm our reputation or brand and business, financial condition and results of operations. In addition, we may be required to license additional technology from third parties to develop and market new offerings or platform features, which may not be on commercially reasonable terms or at all and could adversely affect our ability to compete.

Although we take measures to protect our intellectual property, if we are unable to prevent the unauthorized use or exploitation of our intellectual property, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to our third party developer partners, potential developer partners and end game users may become confused, and our ability to attract new developers and users may be adversely affected. Any inability or failure to protect our intellectual property could adversely impact our business, results of operations, financial condition, reputation and prospects.
Our commercial success also depends in part on our ability to operate without infringing, misappropriating or otherwise violating the intellectual property rights of others. We may face allegations that we have infringed, misappropriated or otherwise violated the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors and non-practicing entities. We may also be subject to claims that our employees, consultants or other advisors have wrongfully used or disclosed alleged trade secrets of their former employers or claims asserting ownership of what we regard as our intellectual property. Intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement, we may be obligated to stop offering certain features of our platform in a particular geographic region or worldwide, pay significant royalties, settlement costs or damages (including treble damages and attorneys’ fees if we are found to have willfully infringed intellectual property rights), obtain licenses (which may not be available on acceptable terms or at all), modify our platform and features, or develop substitutes. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors and other third parties access to the same technologies licensed to us. Furthermore, even if intellectual property disputes do not result in litigation, the time and resources necessary to resolve them could harm our business, results of operations, financial condition and reputation.
We have incurred losses since inception. We may not achieve profitability in the near future, depending on company strategic priorities.
We have experienced net losses in each period since inception. As of December 31, 2020, we had an accumulated deficit of $215.3 million. While we have experienced significant revenue and user metrics growth in recent periods, the industry in which we operate is highly competitive and rapidly changing, and relies heavily on continually introducing compelling content, products and services. As such, if we, in combination with our third-party developers, fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue and user metrics may decline, and our operating results will suffer.
In addition, our operating margin may experience downward pressure as a result of increasing competition, increased user acquisition costs and the other risks discussed in this Annual Report on Form 10-K. We expect to continue to expend substantial financial and other resources on expanding our developer and consumer base, our technology, the expansion of our platform, and marketing. Our operating costs will increase and our operating margins may decline if we do not effectively manage costs, launch new products on schedule that monetize successfully and enhance the games featured on our platform. We rely primarily on digital advertising networks to acquire new users to the platform. Increases in digital advertising costs, including on a per user basis, could have a material adverse effect on our business, financial condition and results of operations, including on our ability to achieve profitability. Historically, our Three-Year Lifetime Value to User Acquisition Cost has fluctuated over time. Rising digital advertising costs in 2020 reduced our expected average Three-Year Lifetime Value to User Acquisition Costs relative to prior periods. Neither our user acquisition costs nor our lifetime customer value are assured, and thus we cannot assure you that this ratio will not further decline over time. In addition, we cannot assure you that digital advertising costs will not continue to increase in 2021 or any other future period. In addition, weak economic conditions or other factors could cause our business to further contract, requiring us to implement significant additional cost cutting measures, including a decrease in research and development and sales and marketing, which could harm our long-term prospects.
If our revenue does not increase to offset any additional expenses, if we fail to manage or experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, our business, financial condition, results of operations and prospects may be materially adversely affected.
We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
Certain of our key metrics, including Monthly Active Users or “MAUs”, Paying Monthly Active Users or “Paying MAUs”, Average Revenue Per Monthly Active User or “ARPU”, and Average Revenue Per Paying Monthly Active User or “ARPPU”, are calculated using data tracked by our internal analytics systems based on tracking activity of user accounts. MAUs means the number of end-users who entered into a paid or free contest hosted on Skillz’s platform at least once in a month, averaged over each month in the period. Paying MAUs means the number of end-users who entered into a paid contest hosted on Skillz’s platform at least once in a month, averaged over each month in the period. ARPU means the average monthly revenue in a given period divided by average monthly MAUs in that period. ARPPU means the average monthly revenue in a given period divided by average monthly Paying MAUs in that period. The analytics systems for these metrics and the resulting data have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across the end-user base, and factors relating to user activity and systems may impact these numbers. The calculation of our key metrics and examples of how user activity and our systems may impact the calculation of these metrics is described in detail under the heading titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, our Three-Year Lifetime Value to User Acquisition Cost and payback period calculations are based in substantial part on our extrapolations of historical performance of previous cohorts. If these assumptions and extrapolations prove to be wrong, the Three-Year Lifetime Value to User Acquisition Cost and payback period for the cohorts presented herein may differ significantly from our estimates. For example, our calculations assume that users that we acquired in 2020 will exhibit retention and revenue characteristics that are similar to those of users that we acquired in 2019 or 2018. There can be no assurance this will be the case.
Our third-party developers and investors rely on our key metrics as a representation of our performance. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. If we determine that we can no longer calculate any of our key metrics with a sufficient degree of accuracy, and we cannot find an adequate replacement for the metric, our business, financial condition or results of operations may be harmed. In addition, if advertisers, platform partners or investors do not perceive end-user metrics to be accurate representations of the end-user base or end-user engagement, or if we discover material inaccuracies in end-user metrics, our reputation may be harmed and advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which could negatively affect our business, financial condition, results of operations, reputation and prospects.
Our workforce and operations have grown substantially since our inception and we expect that they will continue to do so. If we are unable to effectively manage that growth, our financial performance and future prospects will be adversely affected.
Since our inception, we have experienced rapid growth in the United States and internationally. This expansion increases the complexity of our business and has placed, and will continue to place, significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage our growth effectively, which could damage our reputation and negatively affect our operating results.
Properly managing our growth will require us to continue to hire, train, and manage qualified employees and staff, including engineers, operations personnel, financial and accounting staff, and sales and marketing staff, and to improve and maintain our technology. If our new hires perform poorly, if we are unsuccessful in hiring, training, managing, and integrating these new employees and staff, or if we are not successful in retaining our existing employees and staff, our business may be harmed. Moreover, in order to optimize our organizational structure, we have implemented reductions in force, including in response to the COVID-19 pandemic and its impact on our business, and may in the future implement other reductions in force. Any reduction in force may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in force. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business.
Our failure to upgrade our technology or network infrastructure effectively to support our growth could result in unanticipated disruptions. To manage the growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal controls over financial reporting, we will be required to commit substantial financial, operational, and technical resources.
Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. If we are unable to expand our operations and hire additional qualified personnel in an efficient manner, or if our operational technology is insufficient to reliably service our platform, we could potentially face difficulties in retaining users, which would adversely affect our business, financial condition, operating results and prospects.
Our organizational structure is complex and will continue to grow as we add additional employees. We will need to improve our operational, financial, and management controls as well as our reporting systems and procedures to support the growth of our organizational structure. We will require capital and management resources to grow and mature in these areas. If we are unable to effectively manage the growth of our business, the quality of our platform may suffer, and we may be unable to address competitive challenges, which would adversely affect our overall business, operations, financial condition and prospects.

Continued growth and success will depend on the performance of the current and future employees of Skillz, including certain key employees. Recruitment and retention of these individuals is vital to growing our business and meeting our business plans. The loss of any of our key executives or other key employees could harm our business.
Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team, including Andrew Paradise, our Founder and Chief Executive Officer. Paradise is critical to our vision, strategic direction, culture, products and technology, and the continued retention of our entire senior management team is important to the success of our operating plan. We do not have employment agreements, other than offer letters, with our senior management team, and we do not maintain key-man insurance for members of our senior management team. The loss of any member of our senior management team could cause disruption and harm our business, financial condition, results of operations, reputation and prospects.
In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, motivate and retain highly skilled employees, particularly in the competitive fields of game design, product management, engineering and data science. These employees are in high demand, and we devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. Interviewing, hiring and integrating new employees has and will continue to be particularly challenging during the COVID-19 pandemic. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. As part of our global remote working plans, throughout the duration of the COVID-19 pandemic, we will devote increased efforts to maintaining the collaborative culture of Skillz, including through the use of videoconferencing and other online communication and sharing tools, and to monitoring the health, safety, morale and productivity of our employees, including new employees, as we evaluate the impacts of this changing situation on our business and employees.
We believe that two critical components of our success and our ability to retain our best people are our culture and our competitive compensation practices. Any volatility in our operating results and the trading price of our Class A common stock may cause our employee base to be more vulnerable to be targeted for recruitment by competitors. While we believe we compete favorably, competition for highly skilled employees is intense, particularly in the San Francisco Bay Area, where our operations are based. If we are unable to identify, hire and retain our senior management team and our key employees, our business, financial condition or results of operations could be harmed. Moreover, if our team fails to work together effectively to execute our plans and strategies on a timely basis, our business, financial condition, results of operations and prospects could be materially adversely affected.
If the use of mobile devices as game platforms and the proliferation of mobile devices generally do not increase, our business could be adversely affected.
The number of people using mobile Internet-enabled devices has increased dramatically over time and we expect that this trend will continue. However, the mobile market, particularly the market for mobile games, may not grow in the way we anticipate. Our future success is substantially dependent upon the continued growth of the market for mobile games. In addition, we do not currently offer our games on all mobile devices. If the mobile devices on which our games are available decline in popularity or become obsolete faster than anticipated, we could experience a decline in revenue and GMV and may not achieve the anticipated return on our development efforts. Any such declines in the growth of the mobile market or in the use of mobile devices for games could harm our business, financial condition, results of operations and prospects.
We are a party to pending litigation with various plaintiffs and we may be subject to future litigation in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business.
We are involved, and in the future, may become involved, in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial and acquisition-related claims and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. It is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, financial condition, results of operations, reputation and prospects.

Our insurance may not provide adequate levels of coverage against claims.
We believe that we maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. We do not maintain “Key man” insurance policies on any of our officers or employees.
Moreover, any loss incurred could exceed policy limits and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business prospects, results of operations and financial condition.
Our strategy to expand internationally will be subject to increased challenges and risks.
One of our growth strategies is to expand our business outside the United States. An important part of targeting international markets is developing offerings that are localized and customized for the players in those markets. Our ability to expand our business and to attract talented employees and players in international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:
•inability to host certain games in certain foreign countries;
•recruiting and retaining talented and capable management and employees in foreign countries;
•challenges caused by distance, language and cultural differences;
•developing and customizing games and other offerings that appeal to the tastes and preferences of players in international markets;
•competition from local game makers with significant market share in those markets and with a better understanding of player preferences;
•utilizing, protecting, defending and enforcing our intellectual property rights;
•negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;
•the inability to extend proprietary rights in our brand, content or technology into new jurisdictions;
•implementing alternative payment methods for virtual items in a manner that complies with local laws and practices and protects us from fraud;
•compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content and consumer protection (for example, the United Kingdom’s Office of Fair Trading’s 2014 principles relating to in-app purchases in free-to-play games that are directed toward children 16 and under);
•compliance with anti-bribery laws, including the Foreign Corrupt Practices Act;
•credit risk and higher levels of payment fraud;
•currency exchange rate fluctuations;
•protectionist laws and business practices that favor local businesses in some countries;
•double taxation of our international earnings and potentially adverse tax consequences due to changes in the tax laws of the U.S. or the foreign jurisdictions in which we operate;
•political, economic and social instability;
•public health crises, such as the COVID-19 pandemic, which can result in varying impacts to our employees, players, vendors and commercial partners internationally;
•higher costs associated with doing business internationally;

•export or import regulations; and
•trade and tariff restrictions.
If we are unable to manage the complexity of our global operations successfully, our business, financial condition and operating results could be adversely affected. Additionally, our ability to successfully gain market acceptance in any particular market is uncertain, and the distraction of our senior management team could harm our business, financial condition, results of operations and prospects.
Companies and governmental agencies may restrict access to platforms, our website, mobile applications or the Internet generally, which could lead to the loss or slower growth of players on the Skillz platform.
Our players generally need to access the Internet and in particular platforms or our website to play the games available on the Skillz platform. Companies and governmental agencies could block access to any platform, our website, mobile applications or the Internet generally for a number of reasons such as security or confidentiality concerns or regulatory reasons, or they may adopt policies that prohibit employees from accessing Apple or Google and our website or any social platform. If companies or governmental entities block or limit such or otherwise adopt policies restricting players from playing the games available on the Skillz platform, our business could be negatively impacted and could lead to the loss or slower growth of players on the Skillz platform.
The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting and compliance expenses may be greater than we anticipate.
Following the closing of the Business Combination, we became a public company, and as such, have incurred, and will continue to incur (and particularly after we are no longer an “emerging growth company”), significant legal, accounting and other expenses that Skillz did not incur as a private company. We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of The New York Stock Exchange, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members of our Board of Directors (the “Board”) as compared to Skillz as a private company. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” We will need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other publicly-listed companies, which would increase our general and administrative expenses and could materially and adversely affect our business, financial condition, results of operations and prospects. We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
As a private company, Skillz was not required to document and test its internal controls over financial reporting nor was its management required to certify the effectiveness of its internal controls and its auditors were not required to opine on the effectiveness of Skillz’s internal control over financial reporting. Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses which could lead to errors in our financial reporting, which could adversely affect our business, financial condition, results of operations and prospects.
Skillz was not required to document and test its internal controls over financial reporting nor was its management required to certify the effectiveness of their internal controls and its auditors were not required to opine on the effectiveness of their internal control over financial reporting. Similarly, as an “emerging growth company,” FEAC was exempt from the SEC’s internal control reporting requirements. We may lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements in the year in which we are deemed to be a large accelerated filer, which will occur at the end of 2021 if the market value of our common equity held by non-affiliates exceeds $700 million as of the end of our second fiscal quarter in 2021. We anticipate that we will be subject to the SEC’s internal control reporting and attestation requirements with respect to our annual report on Form 10-K for the year ending December 31, 2021. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from any international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports.
If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we may not detect errors timely, our consolidated financial statements could be misstated, we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business, financial condition and results of operations and adversely affect the market price of our Class A common stock.
Changes in tax laws or tax rulings could materially affect our effective tax rates, financial position and results of operations.
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non- income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, in December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“2017 Tax Act”). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings.
On June 7, 2019, the U.S. Court of Appeals for the Ninth Circuit ("Ninth Circuit") issued its opinion in Altera Corp v. Commissioner, which requires parties to a qualified cost-sharing arrangement to include stock-based compensation in the cost pool. As a result, our ability to offset 2019 taxable income with net operating losses may be reduced. In addition, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate may result in a material adverse effect on our business, financial condition and results of operations.
Our reported financial results may be affected by changes in accounting principles generally accepted in the United States.
Generally accepted accounting principles (“GAAP”) in the United States are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
We may require additional capital to support our growth plans, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business, financial condition, results of operations and prospects.
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Any debt financing that we secure in the future could involve offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, the COVID-19 pandemic has disrupted capital markets, and if we seek to access additional capital or increase our borrowing, there can be no assurance that financing and credit may be available on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.
Our investment portfolio may become impaired by deterioration of the financial markets.
Our cash equivalent and investment portfolio is invested with a goal of preserving our access to capital, and generally consists of money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds, certificates of deposit and time deposits. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards, permissible allocations of certain sectors and limits our exposure to specific investment types. Volatility in the global financial markets can negatively impact the value of our investments, and recent depressed performance in U.S. and global financial markets due to the COVID-19 pandemic has negatively impacted the carrying value of our investment portfolio. If financial markets experience further volatility, including due to depressed economic production and performance across the U.S. and global economies due to impacts of the COVID-19 pandemic, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any disruption of the capital markets could cause our other income and expenses to vary from expectations. Although we believe our current investment portfolio has a low risk of material impairment, we cannot predict future market conditions, market liquidity or credit availability, and can provide no assurance that our investment portfolio will remain materially unimpaired.
The occurrence of an earthquake, other natural disaster or other significant business interruption at or near any of our facilities could cause damage to our facilities and equipment and interfere with our operations.
Our principal business operations are located in the San Francisco Bay Area, an area known for earthquakes, and are thus vulnerable to damage. All of our facilities are also vulnerable to damage from natural or manmade disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks, contagious disease outbreak (such as the COVID-19 pandemic) and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired and we could incur significant losses, recovery from which may require substantial time and expense.

Risks Related to Ownership of Our Warrants and Class A Common Stock
The trading price of our Class A common stock has been, and may continue to be, volatile, and the value of our Class A common stock may decline.
The market price of our Class A common stock has been and may continue to be subject to wide fluctuations in response to numerous factors, many of which are beyond our control, including:
•actual or anticipated fluctuations in our financial condition and operating results;
•changes in projected operational and financial results;
•changes in laws or regulations applicable to our offerings;
•the commencement or conclusion of legal proceedings that involve us;
•actual or anticipated changes in our growth rate relative to our competitors;
•announcements of new offerings by us or our competitors;
•announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•additions or departures of key personnel;
•issuance of new or updated research or reports by securities analysts;
•the use by investors or analysts of third-party data regarding our business that may not reflect our financial performance;
•fluctuations in the valuation of companies perceived by investors to be comparable to us;
•sales of our Class A common stock;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares; and
•general economic and market conditions.
Furthermore, the stock markets frequently experience extreme price and volume fluctuations that affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, elections, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. As a result of such fluctuations, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future, which could result in substantial costs and divert our management’s attention from other business concerns.
Recently, the stock markets in general, and the markets for technology stocks in particular, have experienced extreme volatility, including as a result of the COVID-19 pandemic. Furthermore, the trading price of our Class A common stock may be adversely affected by third-parties trying to drive down the market price. Short sellers and others, some of whom post anonymously on social media, may be positioned to profit if our stock declines and their activities can negatively affect our stock price. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our operating performance.
Outstanding warrants are exercisable for shares of our Class A common stock and, if exercised, would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
As of March 5, 2021, there are 17,249,977 outstanding public warrants to purchase 17,249,977 shares of our Class A common stock at an exercise price of $11.50 per share, which warrants will become exercisable upon the effectiveness of the Warrant Registration Statement (as defined below). Under the terms of the Warrant Agreement, dated as of March 3, 2020, between the Company (formerly known as Flying Eagle Acquisition Corp.) and Continental Stock Transfer & Trust Company (the “Warrant Agreement”), subject to the effectiveness of the Warrant Registration Statement, the Company is entitled to redeem all outstanding public warrants if the reported closing price of the Company’s Class A common stock is at least $18.00 per share on each of twenty trading days within a thirty trading day period. As of the date of the filing of this Annual Report on Form 10-K, this condition has been satisfied. The Board of Directors has authorized the Company to proceed with the redemption of the outstanding public warrants to purchase shares of the Company’s Class A common stock promptly following the effectiveness of the registration statement (Registration No. 333-252868) filed with the SEC covering the shares of Class A common stock underlying such warrants (the “Warrant Registration Statement”). It is expected that the Warrant Registration Statement will become effective following the filing of this Annual Report on Form 10-K. The Company intends to issue a notice of redemption and provide the 30 days’ prior notice required under the Warrant Agreement after the Warrant Registration Statement has been declared effective. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to the holders of our Class A common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock, the impact of which is increased as the value of our stock price increases.
In addition, there are 5,016,666 private placement warrants outstanding exercisable for 5,016,666 shares of our Class A common stock at an exercise price of $11.50 per share, which warrants will become exercisable upon effectiveness of the Warrant Registration Statement. Warrants that were issued under the Warrant Agreement in a private placement and held by the founders of Flying Eagle Acquisition Corp. and their permitted transferees will not be subject to redemption.
We are a “controlled company” within the meaning of the rules of the New York Stock Exchange (“NYSE”) and our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. As December 31, 2020, Paradise controls eighty-four (84)% of the voting power of our outstanding capital stock. As a result, we will be a “controlled company” within the meaning of the NYSE corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.
Paradise may have his interest diluted due to future equity issuances or his own actions in selling shares of Class B common stock, par value $0.0001 per share (the “Class B common stock” and together with the Class A common stock, the “common stock”) in each case, which could result in a loss of the “controlled company” exemption under the NYSE listing rules. We would then be required to comply with those provisions of the NYSE listing requirements.
The dual class structure of our common stock has the effect of concentrating voting power with our Chief Executive Officer and Co-Founder, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.
Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. Paradise holds all of the issued and outstanding shares of our Class B common stock and, as of December 31, 2020, eighty-four (84)% of the voting power of our capital stock on a fully-diluted basis. Accordingly, Paradise will be able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Paradise may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us and might ultimately affect the market price of shares of our Class A common stock.
We cannot predict the impact our dual class structure may have on the stock price of our Class A common stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Under these policies, our dual class capital structure would make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. As a result, the market price of shares of our Class A common stock could be adversely affected.
Delaware law and provisions in our certificate of incorporation and bylaws could make a takeover proposal more difficult.
Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our certificate of incorporation and bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of Class A common stock held by our stockholders. These provisions provide for, among other things:
•the ability of our board of directors to issue one or more series of preferred stock;
•stockholder action by written consent only until the first time when Paradise ceases to beneficially own a majority of the voting power of our capital stock;
•certain limitations on convening special stockholder meetings;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•amendment of certain provisions of the organizational documents only by the affirmative vote of (i) a majority of the voting power of our capital stock so long as Paradise beneficially owns shares representing a majority of the voting power of our capital stock and (ii) at least two-thirds of the voting power of the capital stock from and after the time that Paradise ceases to beneficially own shares representing a majority of the voting power of our voting stock; and
•a dual-class common stock structure with 20 votes per share of our Class B common stock, the result of which is that Paradise has the ability to control the outcome of matters requiring stockholder approval, even though Paradise owns less than a majority of the outstanding shares of our capital stock.
These anti-takeover provisions as well as certain provisions of Delaware law could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. If prospective takeovers are not consummated for any reason, we may experience negative reactions from the financial markets, including negative impacts on the price of our common stock. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors of their choosing and to cause us to take other corporate actions that our stockholders desire.
Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings and the federal district courts as the sole and exclusive forum for other types of actions and proceedings, in each case, that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our certificate of incorporation provides that, unless we consent to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of us; (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (iii) action asserting a claim against us or any director or officer arising pursuant to any provision of the General Corporation Law of the State of Delaware or our certificate of incorporation or bylaws; (iv) any action to interpret, apply, enforce or determine the validity of any provisions in our certificate of incorporation or bylaws; or (v) action asserting a claim against us or any director or officer of ours governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Subject to the foregoing, the federal district courts of the United States are the exclusive forum for the resolution of any action, suit or proceeding asserting a cause of action under the Securities Act. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our or directors, officers or other employees, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Our principal business operations are located in San Francisco, California. We lease space in Portland, Oregon and Las Vegas, Nevada for our customer support and engineering operations. We intend to acquire additional space as we add employees and expand geographically.

ITEM 3. LEGAL PROCEEDINGS
We are engaged in the defense of certain claims and lawsuits arising out of the ordinary course and conduct of our business and have certain unresolved claims pending, the outcomes of which are not determinable at this time. We have insurance policies covering certain potential losses where such coverage is available and cost effective. In our opinion, any liability that might be incurred by us upon the resolution of any claims or lawsuits will not, in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “SKLZ” since December 17, 2020. There is no public market for our Class B common stock.
Holders of our Common Stock
As of March 5, 2021, there were 303 holders of record of our Class A common stock and two holders of record of our Class B common stock. The number of record holders does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
Dividend Policy
We have not paid any cash dividends on our common stock to date and we do not intend to pay any cash dividends on our common stock for the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time.
Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Skillz Inc. under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Index and the Nasdaq Composite Index. The graph assumes an initial investment of $100 in our common stock at the market close on April 27, 2020, which was the initial trading day of the Class A common stock of FEAC (our predecessor) on a stand-alone basis. Our Business Combination with FEAC was announced on September 2, 2020 and closed on December 16, 2020. Data for the S&P 500 Index and the Nasdaq Composite Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends.

$250
$200
$150
$100
$50
$0
5/1/20
7/1/20
9/1/20
11/1/20
Skillz
S&P 500
Nasdaq

Unregistered Sales of Equity Securities
In connection with FEAC’s initial formation in January 2020, Eagle Equity Partners II LLC (“Eagle Equity”) was issued all of FEAC’s outstanding founder shares. On February 10, 2020, FEAC conducted a 1:1.25 stock split of its founder shares such that Eagle Equity directly continued to own all 14,375,000 outstanding founder shares. On March 2, 2020, 20,000 founder shares were transferred to each of Scott M. Delman and Joshua A. Kazam, FEAC’s director nominees. On March 6, 2020, FEAC conducted a 1:1.2 stock split of its founder shares, resulting in Eagle Equity holding an aggregate of 17,210,000 founder shares and there being an aggregate of 17,250,000 founder shares outstanding. The number of founder shares outstanding was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after the FEAC’s initial public offering (“IPO”) excluding the private placement shares underlying the private placement units. In connection with the Business Combination, Eagle Equity agreed to forfeit 899,797 founder shares.
Simultaneously with the closing of FEAC’s IPO, Eagle Equity purchased an aggregate of 10,033,333 private placement warrants at $1.50 per private placement warrant ($15,050,000 in the aggregate). Each private placement warrant was exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share. The proceeds from the private placement warrants were added to the proceeds from the FEAC IPO held in the trust account. In connection with the Business Combination, Eagle Equity agreed to forfeit 5,016,666 private placement warrants.
Prior to the consummation of the Business Combination, FEAC entered into subscription agreements (the “Subscription Agreements”), each dated as of September 1, 2020, with certain institutional investors (the “Investors”), pursuant to which, among other things, FEAC agreed to issue and sell, in private placements, an aggregate of 15,853,052 shares of Class A common stock, par value $0.0001 per share, of FEAC (“FEAC Class A common stock”) for $10.00 per share (the “Private Placement”). The Private Placement closed immediately prior to the Business Combination. The shares of FEAC Class A common stock issued to the Investors became shares of Class A common stock upon consummation of the Business Combination.
In connection with consummation of the Business Combination, Eagle Equity delivered 5,000,000 of its shares of Class B common stock, par value $0.0001 per share, of FEAC (the “FEAC Class B common stock” and together with the FEAC Class A common stock, the “FEAC Shares”) into escrow that are subject to release if certain earn-out conditions are satisfied. Such earn-out conditions were satisfied and on March 5, 2021, these shares were released to the Old Skillz stockholders who received shares of common stock as a result of the Business Combination in the form of shares of Class A common stock (other than the Founder and a trust for the benefit of his family members who will receive shares of Class B common stock and other than 270 shares of Class A common stock that were released to the Company).

ITEM 6. SELECTED FINANCIAL DATA
None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Skillz Inc. (for purposes of this section, “Skillz,” “we,” “us” and “our”) should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part I, Item 1A, “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Overview
We operate a marketplace that connects the world through competition, serving both developers and users. Our platform enables fair, fun and competitive gaming experiences and the trust we foster with users is the foundation upon which our community is built. We believe our marketplace benefits from a powerful network effect: compelling content attracts users to our platform, while the increasing size of our audience attracts more developers to create new interactive experiences on our platform.
Skillz was founded in 2012 by Andrew Paradise and Casey Chafkin with the vision to make eSports accessible to everyone possible. Today, the platform has 2.4 million MAUs and hosts an average of over 5 million daily tournaments, including 1.4 million paid entry daily tournaments, offering over $100 million in prizes each month. As of December 31, 2020, we had over 9,000 registered game developers on our platform that have launched a game integration. For the year ended December 31, 2020, Solitaire Cube, 21 Blitz and Blackout Bingo accounted for 79% of our revenue. For the year ended December 31, 2019,

Solitaire Cube and 21 Blitz (each developed by Tether) together with Blackout Bingo (developed by Big Run) accounted for 72% of revenue. For the year ended December 31, 2020, Tether and Big Run accounted for 59% and 28%, respectively, of our revenue. For the year ended December 31, 2019, Tether and Big Run accounted for 83% and 0.1%, respectively, of our revenue. Our top titles rotate over time as more games have generated success on the Skillz platform. In 2020, the number of games that generated over $1 million of annualized GMV has grown 57% from 23 to 36.
Our culture is built upon a set of values established by our founders, aligning the company and its employees in a common vision. Our seven values are: Honor; Mission; Collaboration; Productivity; Willingness; Frugality; and Balance. Our approach has focused on trust and fairness for users enabling game developers to focus on what they do best: build great content.
Our technology capabilities are industry-leading and provide the tools necessary for developers to compete with the largest and most sophisticated mobile game developers in the world. Our easy-to-integrate software development kit (“SDK”) and developer console allow our developers to monitor, integrate and update their games seamlessly over the air. We ingest and analyze over 300 data points from each game play session, enhancing our data-driven algorithms and LiveOps systems. Moreover, we have developed a robust platform enabling fun, fair and meaningful competitive gameplay.
For the years ended December 31, 2020 and 2019, we served 2.6 million and 1.6 million monthly active users (“MAUs”), respectively, and had monthly average revenue per user (“ARPU”) of $7.49 and $6.30, respectively. We monitor the conversion of users to paying users based on the ratio of Paying MAU to MAU. For each of fiscal years 2020 and 2019, our Paying MAU to MAU ratio was 13% and 10%, respectively and our Paying MAU was 0.3 million and 0.2 million, respectively and our monthly average revenue per paying user (“ARPPU”) was $58 and $62, respectively. We see a substantial opportunity for our developers to expand beyond casual content into other genres of interactive entertainment, from first-person shooters to racing games. In 2020 and 2019, we generated less than 10% of our revenues from users outside of North America, leaving us with several large untapped international markets. We see a significant opportunity to build partnerships with brands to sponsor tournaments on our platform to both increase our brand awareness and achieve improvements in profitability through advertiser sponsored prizes.
Our Financial Model
Skillz’s financial model aligns the interests of gamers and developers, driving value for our stockholders. By monetizing through competition, our system eliminates friction that exists in traditional monetization models between the developer and the gamer. The more gamers enjoy our platform the longer they play, creating more value for Skillz and our developers. By generating higher player to payor conversion, retention and engagement, we are able to monetize users at more than five times higher what our developers would generate through advertisements or in-game purchases.
Our platform allows users to participate in fair competition, while rewarding developers who create games that keep players engaged. We generate revenue by receiving a percentage of player entry fees in paid contests, after deducting end-user prize money (i.e. winnings from the Competitions), end-user incentives accounted for as reduction of revenue and the profit share paid to developers (the “Take Rate”). GMV represents entry fees that may be paid using cash deposits, prior cash winnings that have not been withdrawn, and end-user incentives. Cash deposits represented approximately 11% of total entry fees for the years ended December 31, 2020 and 2019. Prior cash winnings that have not been withdrawn represented approximately 82% of total entry fees for the years ended December 31, 2020 and 2019. End-user incentives represented approximately 7% of total entry fees for the years ended December 31, 2020 and 2019. Our model has allowed us to grow users, developers and revenue steadily while driving meaningful operating leverage.
The following are key elements of our financial model:
•The scale, growth and engagement of the users — As we continue to acquire users, our ability to match comparable players, on both skill level and tournament template, in a fair and timely manner improves. Better matching leads to stronger engagement and the ability to create larger tournaments with more profitable take rates. This creates a stickier, more engaging, and continuously improving experience for our players, which in turn attracts more players to our platform, creating a positively reinforcing cycle leading to ever-improving gaming experiences. In the years ended December 31, 2020 and 2019, we estimate that paying users spent an average of 60 and 62 minutes per day in game play on our platform1.
1 Based on the average number of tournament entries per day multiplied by 4 minutes per tournament. Skillz tracks the number of games that end users play but does not monitor end user playing time on its platform, and this estimate is based on the time allowed to complete a tournament in the top three games for paying users featured on our platform. Accordingly, the actual time paying users spend per day on the platform may be less than such estimate.

•The scale, growth and partnership of our developers — We have created a platform that drives economic success for our developers. Our end-to-end platform allows developers to focus on creating games by automating and optimizing integral parts of their businesses — from user acquisition and monetization to game optimization. Our built-in payments, analytics, customer support, and live operations platform enables our developers to consistently learn, grow, earn and share in our success.
•Product-first philosophy and data science capabilities — We have built a culture that puts product first, driving our impact with users and developers and then scaling marketing investment. In 2020, 46% of our salary costs were spent on product development. Our easy-to-integrate SDK contains over 200 features in a 15-MB package which allows for over-the-air upgrades. Our intuitive Developer Console dashboard enables our developers to rapidly integrate and monitor the performance of their games. Our LiveOps system enables us to manage and optimize the user experience across the thousands of games on our platform.
We collect over 300 data points during each gameplay session to feed our big data assets which augment all elements of our platform. Our key data science technologies drive our player rating and matching, anti-cheat and anti-fraud, and user experience personalization engine.
•Our unit economics — Our proprietary and highly scalable software platform produces revenue at a low direct cost, contributing to our gross margins. Once acquired, each user cohort contributes predictably to revenue over its life. A cohort is all the users acquired in the period presented. A user is considered part of a cohort based on the first time they make a deposit and enter a paid tournament. Once a user is considered part of a cohort, they are always counted in that cohort.
For example, our 2016 cohort contributed $6.0 million in revenue in the first year, $5.5 million in the second year, $5.5 million in the third year, $6.6 million in the fourth year, and $7.2 million in the fifth year. Our 2017 cohort contributed $9.9 million in revenue in the first year, $10.3 million in the second year. $9.6 million in the third year and $9.5 million in the fourth year. Our 2018 cohort contributed $33.2 million in revenue in the first year, $36.1 million in the second year, and $31.5 million in the third year. Our 2019 cohort contributed $65.2 million in revenue in the first year and $64.3 million in the second year. Our 2020 cohort contributed $115.8 million in revenue in the first year.
We also complement these stable cohort dynamics with disciplined user acquisition spending. We currently expect that the average Three-Year Lifetime Value of our 2018, 2019 and 2020 cohorts will be 3.8x our total user acquisition costs (and after taking into account the end-user incentives recorded and expected to be recorded in sales and marketing expense is expected to be 2.5x).
Key Components of Results of Operations
Revenue
Skillz provides a service to the game developers aimed at improving the monetization of their game content. The monetization service provided by Skillz allows developers to offer multi-player competition to their end-users which increases end-user retention and engagement.
By utilizing the Skillz monetization services, game developers can enhance the player experience by enabling them to compete in head-to-head matches, live tournaments, leagues, and charity tournaments and increase player retention through referral bonus programs, loyalty perks, on-system achievements and rewarding them with prizes, including bonus cash prizes, a promotional incentive that cannot be withdrawn and can only be used by end-users to enter into paid entry fee contests (“Bonus Cash”). Skillz provides developers with a SDK that they can download and integrate with their existing games. The SDK serves as a data interface between Skillz and the game developers that enables Skillz to provide monetization services to the developer. Specifically, these monetization services include end-user registration services, player matching, fraud and fair play monitoring, and billing and settlement services. The SDK and Skillz monetization services provide the following key benefits to the developers:
•Streamlined game and tournament management allowing players to register with the developer to compete in games for prizes while earning Skillz loyalty perks;
•Fair play in each tournament via the Skillz suite of fairness tools, including skill-based player matching and fraud monitoring;

•Improved end-user retention by rewarding the most loyal players with prizes and tickets (“Ticketz”) which can be redeemed in the Skillz virtual store. Ticketz are earned in every match and can be redeemed for prizes or credits to be used towards future paid entry fee tournaments;
•Marketing campaigns through main-stream online advertising networks and social media platforms to drive end-user traffic to developers’ games within the Skillz ecosystem;
•Systematic calls to end-user action via push notifications to users with game results, promotional offers, and time-sensitive actions; and
•Process end-user payments, billings and settlements on behalf of the developer to enable players to connect their preferred payment method to deposit and enter into the game developers’ multi-player competitions for cash prizes.
Generally, end-users are required to deposit funds into their Skillz account in order to be eligible to participate in games for prizes. As part of its monetization services, Skillz is responsible for processing all end-user payments, billings and settlements on behalf of the game developer, such that the game developer does not have to collect directly from or make payments directly to the end-users. When the end-users enter into cash games, the end-users pay an entry fee using cash deposits, prior cash winnings in the end-users’ accounts that have not been withdrawn, and end-user incentives (specifically Bonus Cash). Skillz recognizes revenue related to each game regardless of how entry fees are paid. Skillz is responsible for distributing the prize money to the winner on behalf of the game developer. Skillz typically withholds 16% – 20% of the total entry fees when distributing the prize money as a commission. That commission is shared between Skillz and the game developers; however, the game developers’ share is calculated solely based upon entry fees paid by net cash deposits received from end-users, adjusted for certain costs incurred by Skillz to provide monetization services.
Costs and Expenses
Cost of Revenue
Our cost of revenue consists of variable costs. These include mainly (i) payment processing fees, (ii) customer support costs, (iii) direct software costs, (iv) amortization of internal use software and (v) server costs.
We incur payment processing costs on user deposits. We also incur costs directly related to servicing end-user support tickets on behalf of the game developer that are logged by users directly within the Skillz SDK. These support costs include an allocation of the facilities expense, such as rent, maintenance and utilities costs according to headcount, needed to service these tickets. We use a third party as our cloud computing service; we incur server and software costs as a direct result of running our SDK in our developers’ games.
Research and Development
Research and development expenses consist of software development costs, comprised mainly of product and platform development, server and software costs that support research and development activities, and to a lesser extent, allocation of rent, maintenance and utilities costs according to headcount. Personnel related expenses consist of salaries, benefits, and stock-based compensation. We expect research and development expenses will fluctuate both in terms of absolute dollars and as a percentage of revenue in the future.
Sales and Marketing
Sales and marketing expenses consist primarily of direct advertising costs and end-user incentives that are not recorded as a reduction of revenue. Sales and marketing also includes allocations of rent, maintenance and utilities costs according to headcount. Personnel related expenses consist of salaries, benefits, and stock-based compensation. We expect sales and marketing expenses will fluctuate both in terms of absolute dollars and as a percentage of revenue in the future.
General and Administrative
General and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, and other administrative functions, expenses for outside professional services, and allocation of rent, maintenance and utilities costs according to headcount. Personnel related expenses consist of salaries, benefits, and stock-based compensation.
We expect our general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Results of Operations
The following table sets forth a summary of our results of operations for the periods indicated.

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except share and per share data)
Revenue	$230,115	$119,872	$50,778
Costs and expenses:
Cost of revenue	12,281	5,713	2,112
Research and development	23,225	11,241	7,547
Sales and marketing	251,941	111,370	51,689
General and administrative	42,289	16,376	14,975
Total costs and expenses	329,736	144,700	76,323
Loss from operations	(99,621)	(24,828)	(25,545)
Interest expense, net	(1,325)	(2,497)	(2,190)
Other income (expense), net	(21,400)	3,720	(45)
Loss before income taxes	(122,346)	(23,605)	(27,780)
Provision for income taxes	115	—	—
Net loss	$(122,461)	$(23,605)	$(27,780)
Net loss per share attributable to common stockholders – basic and diluted	$(0.42)	$(0.09)	$(0.12)
Weighted average common shares outstanding – basic and diluted	294,549,146	261,228,108	236,040,717
Revenue

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
(In thousands, except percentages)	2020	2019	2018

Revenue	$230,115	$119,872	$50,778	92%	136%
2020 Compared to 2019
Revenue increased by $110.2 million, or 92%, to $230.1 million in 2020 from $119.9 million in 2019. The increase was attributable primarily to an increase in paying MAUs, driven by sales and marketing investment to acquire new paying users. ARPU increased 19% over the same period.
2019 Compared to 2018
Revenue increased by $69.1 million, or 136%, to $119.9 million in 2019 from $50.8 million in 2018. The increase was attributable primarily to an increase in paying MAUs, driven by sales and marketing investment to acquire new paying users. ARPU increased 7% over the same period.
Cost of Revenue

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
(In thousands, except percentages)	2020	2019	2018

Cost of revenue	$12,281	$5,713	$2,112	115%	171%

2020 Compared to 2019
Cost of revenue increased by $6.6 million, or 115%, to $12.3 million in 2020 from $5.7 million in 2019, growing in line with revenue. The increase in cost of revenue was primarily driven by payment processing and software costs. Cost of revenue as a percentage of revenue remained flat at 5% in 2020 and 2019.
2019 Compared to 2018
Cost of revenue increased by $3.6 million, or 171%, to $5.7 million in 2019 from $2.1 million in 2018, growing in line with revenue. The increase in cost of revenue was primarily driven by payment processing and software costs. Cost of revenue as a percentage of revenue increased one percentage point to 5% in 2019 from 4% in 2018.
Research and Development

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
(In thousands, except percentages)	2020	2019	2018

Research and development	$23,225	$11,241	$7,547	107%	49%
2020 Compared to 2019
Research and development costs increased by $12.0 million, or 107%, to $23.2 million in 2020 from $11.2 million in 2019. The increase was primarily driven by a $11.3 million increase in research and development headcount cost, of which $5.9 million was related to stock based compensation, a $1.7 million increase in server and software costs, and a $0.5 million increase in allocation of related overhead costs, partially offset by a $1.4 million increase in capitalized internal-use software development costs, as certain projects entered the application development stage. Research and development expenses accounted for 10% of revenues in 2020 compared to 9% in 2019.
2019 Compared to 2018
Research and development expenses increased by $3.7 million, or 49%, to $11.2 million in 2019 from $7.5 million in 2018. The increase was driven by a $3.4 million increase in research and development headcount costs and a $1.6 million increase in the allocation of related overhead costs, partially offset by a $1.3 million increase in capitalized internal-use software development costs, as certain projects entered the application development stage. Research and development expenses accounted for 9% of revenues in 2019 compared to 15% in 2018.
Sales and Marketing

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
(In thousands, except percentages)	2020	2019	2018

Sales and marketing	$251,941	$111,370	$51,689	126%	115%
2020 Compared to 2019
Sales and marketing costs increased by $140.6 million, or 126%, to $251.9 million in 2020 from $111.4 million in 2019. The increase was attributable primarily to a 160% increase in spend to acquire new paying users and a 97% increase in engagement marketing spend. User acquisition marketing costs were $136.6 million and $52.5 million in 2020 and 2019, respectively. This increase reflects higher digital advertising costs that resulted in an increase in our acquisition cost per user in 2020 compared to 2019. Engagement marketing costs were $99.8 million and $50.7 million in 2020 and 2019, respectively. Engagement marketing as a percentage of revenue increased to 43% in 2020 from 42% in 2019. This increase reflects investment in marketing programs that resulted in an increase in our engagement marketing cost per user in 2020 compared to 2019.

2019 Compared to 2018
Sales and marketing expenses increased by $59.7 million, or 115%, to $111.4 million in 2019 from $51.7 million in 2018. The increase was attributable primarily to a 113% increase in spend to acquire new paying users and 145% increase in engagement marketing spend. User acquisition marketing costs were $52.5 million and $24.2 million in 2019 and 2018, respectively. Engagement marketing costs were $50.7 million and $20.7 million in 2019 and 2018, respectively. Engagement marketing as a percentage of revenue increased to 42% in 2019 from 41% in 2018.
General and Administrative

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
(In thousands, except percentages)	2020	2019	2018

General and administrative	$42,289	$16,376	$14,975	158%	9%
2020 Compared to 2019
General and administrative costs increased by $25.9 million, or 158%, to $42.3 million in 2020 from $16.4 million in 2019. The increase was primarily driven by a $12.2 million increase in stock-based compensation expense, a $3.4 million impairment charge related to a lease deposit and prepayment and one-time transaction related expenses. General and administrative expenses accounted for 18% of revenues in 2020 compared to 14% in 2019.
2019 Compared to 2018
General and administrative expenses increased by $1.4 million, or 9%, to $16.4 million in 2019 from $15.0 million in 2018. The increase is attributed to higher personnel expenses driven by growth in headcount and higher general corporate expenses. General and administrative expenses accounted for 14% of revenues in 2019 compared to 29% in 2018.
Interest expense, net

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
(In thousands, except percentages)	2020	2019	2018

Interest expense, net	$(1,325)	$(2,497)	$(2,190)	(47)%	14%
2020 Compared to 2019
Interest expense, net decreased by $1.2 million, or 47%, to $1.3 million in 2020 from $2.5 million in 2019. The decrease was primarily driven by the repayment of our long-term debt in 2020.
2019 Compared to 2018
Interest expense, net increased by $0.3 million, or 14%, to $2.5 million in 2019 from $2.2 million in 2018. The increase was primarily driven by the increase in our long-term debt in 2019.
Other income (expense), net

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
(In thousands, except percentages)	2020	2019	2018

Other income (expense), net	$(21,400)	$3,720	$(45)	NM	NM
2020 Compared to 2019
Other income (expense), net decreased by $25.1 million to $21.4 million in other expenses in 2020 from $3.7 million in other income in 2019. The decrease was primarily driven by fair value adjustments of financial instruments.
2019 Compared to 2018
Other income (expense), net increased by $3.8 million to $3.7 million of other income in 2019 from $45.0 thousand of other expense in 2018. The increase was primarily driven by fair value adjustments of financial instruments.

Provision for income taxes

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
(In thousands, except percentages)	2020	2019	2018

Provision for income taxes	$115	$—	$—	NM	NM
2020 Compared to 2019
Provision for income taxes increased by $0.1 million in 2020. The increase was primarily driven by accrued state tax liabilities.
2019 Compared to 2018
There was no provision for income taxes in either 2019 or 2018.

Non-GAAP Financial Measures
In addition to our results determined in accordance with GAAP, we believe the following non-GAAP measure is useful in evaluating our operational performance. We use the following non-GAAP financial information to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that non-GAAP financial information, when taken collectively with GAAP financial information, may be helpful to investors in assessing our operating performance. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP.
Adjusted EBITDA
“Adjusted EBITDA” is defined as net income (loss), excluding interest income (expense); other income (expense), net; income tax provision; depreciation and amortization; stock-based compensation expense and related payroll tax expense; and certain other non-cash or non-recurring items impacting net income (loss) from time to time, including, but not limited to fair value adjustments for certain financial liabilities (including derivatives) associated with debt and equity transactions, and impairment charges as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
Because of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis. You should review the reconciliation of net loss to Adjusted EBITDA below and not rely on any single financial measure to evaluate our business.

The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net loss	$(122,461)	$(23,605)	$(27,780)
Interest expense, net	1,325	2,497	2,190
Stock-based compensation	23,757	1,237	6,680
Provision for income taxes	115	—	—
Depreciation and amortization	1,609	711	404
Other non-operating costs (income)(1)(2)	21,400	(3,648)	46
Impairment charge(3)	3,395	—	—
One-time transaction related expenses(4)	4,747	—	—
Adjusted EBITDA	$(66,113)	$(22,808)	$(18,460)
(1)For the year ended December 31, 2020, other non-operating costs (income) is primarily attributed to a $21.7 million adjustment to the fair value of the redeemable convertible Series E preferred stock forward contract liability.
(2)For the year ended 2019, other non-operating costs (income) include a $3.6 million remeasurement gain for the bifurcated derivative liability related to the Company’s convertible promissory notes issued in 2018.
(3)This represents an impairment charge of a lease deposit and prepayment in connection with a lease agreement related to our new corporate facilities in San Francisco.
(4)For the year ended December 31, 2020, amounts represent one-time transaction expenses related to the Business Combination.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from the sales of capital stock. As of December 31, 2020, our principal sources of liquidity were our cash and cash equivalents in the amount of $262.7 million, which are primarily invested in money market funds.
In December 2019, we entered into a mezzanine term loan for up to $40.0 million; $30.0 million of which is immediately available and an additional $10.0 million available upon the achievement of certain performance milestones (“2019 Mezzanine Term Loan”). In 2019, we drew $10.0 million of the $30 million immediately available from the 2019 Mezzanine Term Loan. In 2020, we paid the $10.0 million outstanding principal amount related to the 2019 Mezzanine Loan, plus all accrued and unpaid interest. No additional amounts have been drawn since 2019. As of December 31, 2020, we had $30.0 million of availability under the 2019 Mezzanine Term Loan.
As of the date of this statement, our existing cash resources are sufficient to continue operating activities for at least one year past the issuance date of the consolidated financial statements.
The following table provides a summary of cash flow data (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash used in operating activities	$(56,232)	$(21,937)	$(16,948)
Net cash used in investing activities	(3,246)	(3,223)	(867)
Net cash provided by financing activities	296,578	31,168	33,330
Cash Flows from Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development, sales and marketing, and general and administrative activities. Our operating cash flows are also affected by our working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities was $56.2 million for the year ended December 31, 2020. The most significant component of our cash used during this period was a net loss of $122.5 million, which included non-cash expenses of $21.7 million related to the fair value adjustment to the redeemable convertible Series E preferred stock forward contract liability, $23.8 million related to stock-based compensation, $3.6 million related to impairment charges, and $1.6 million related to depreciation and amortization, accretion of unamortized discounts and amortization of issuance costs, as well as net cash inflows of $15.3 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of an increase in other liabilities of $12.0 million.
Net cash used in operating activities was $21.9 million for the year ended December 31, 2019. The most significant component of our cash used during this period was a net loss of $23.6 million, which included non-cash expenses of $4.1 million related to stock-based compensation, depreciation, amortization, and net cash inflows of $1.2 million from changes in operating assets and liabilities, partially offset by $3.6 million in fair value adjustments of derivatives.
Net cash used in operating activities was $16.9 million for the year ended December 31, 2018. The most significant component of our cash used during this period was a net loss of $27.8 million, which included non-cash expenses of $6.7 million related to stock-based compensation, $1.7 million related to depreciation and accretion of unamortized discount and amortization of issuance costs, and net cash inflows of $2.4 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of an increase in accounts payable and other liabilities due of $3.4 million, primarily related to an increase in accrued sales and marketing costs.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.2 million, $3.2 million, and $0.9 million for the years ended December 31, 2020, 2019, and 2018, respectively. In all periods, the net cash used in investing activities related to purchases of property and equipment, including internal-use software.
Cash Flows from Financing Activities
Net cash provided by financing activities was $296.6 million for the year ended December 31, 2020, which was primarily due to $246.5 million in net proceeds from the issuance of common stock in connection with the Business Combination, net proceeds from the issuance of redeemable convertible Series E preferred stock of $76.6 million, partially offset by $13.4 million due to taxes paid related to the net share settlement of equity awards, $10.0 million of debt repayments under our debt facilities, and $2.0 million in payments made towards offering costs.
Net cash provided by financing activities was $31.2 million for the year ended December 31, 2019, which was primarily due to $24.9 million in net proceeds from the issuance of redeemable convertible Series D-1 preferred stock and net proceeds from borrowings of $6.1 million under our debt facilities.
Net cash provided by financing activities was $33.3 million for the year ended December 31, 2018, which was primarily due to net proceeds from the issuance of redeemable convertible Series D preferred stock of $18.2 million and net proceeds from borrowings of $14.9 million related to the convertible promissory notes.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments as of December 31, 2020, and the years in which these obligations are due:
Contractual Obligations and Commitments

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Operating lease obligations	$26,141	$4,528	$4,866	$4,952	$11,795
Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet financing arrangements or any relationships with unconsolidated entities or financial partnerships, including entities sometimes referred to as structured finance or special purpose entities, that were established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, as well as risks to the availability of funding sources.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2020, we had cash and cash equivalents of $262.7 million, which consisted of money market fund accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Foreign Currency Risk
There was no material foreign currency risk for the years ended December 31, 2020 and 2019.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
While our significant accounting policies are described in the notes to our consolidated financial statements, we believe that the following accounting policies are most critical to understanding our financial condition and historical and future results of operations:
•revenue recognition
•stock-based compensation and common stock valuation
Revenue Recognition
Skillz provides monetization services to game developers enabling them to offer competitive games to our end-users. These activities are not distinct from each other as we provide an integrated service enabling the game developers to provide the competitive game service to the end-users, and as a result, they do not represent separate performance obligations. We are entitled to a revenue share based on total entry fees for paid Competitions, regardless of how they are paid, net of end-user prizes (i.e., winnings from the Competitions) and other costs to provide the monetization services. The game developers’ revenue share, however, is calculated solely based upon entry fees paid by net cash deposits received from end-users. In addition, we reduce revenue for certain end-user incentives which are determined to be a payment to a customer.
Skillz collects the entry fees and related charges from end-users on behalf of game developers using the end-user’s pre-authorized credit card or PayPal account and withholds its fees before making the remaining disbursement to the game developer; thus, the game developer’s ability and intent to pay is not subject to significant judgment.
Revenue is recognized at the time the performance obligation is satisfied by transferring control of the promised service in an amount that reflects the consideration that we expect to receive in exchange for the Monetization Services. We recognize revenue upon completion of a game, which is when our performance obligation to the game developer is satisfied. We do not have contract assets or contract liabilities as the payment of the transaction price is concurrent with the fulfillment of the services. At the time of game completion, we have the right to receive payment for the services rendered. Our agreements with game developers can generally be terminated for convenience by either party upon thirty days prior written notice, and in certain of our larger developer agreements, the developer, if required by us, must continue to make its games available on our platform for a period of up to twelve months. As we are able to terminate our developer agreements at our convenience, we have concluded the contract term for revenue recognition does not extend beyond the contractual notification period. We do not have any transaction price allocated to performance obligations that are unsatisfied (or partially satisfied).
End-User Incentive Programs
To drive traffic to the platform, we provide promotions and incentives to end-users in various forms. Evaluating whether a promotion or incentive is a payment to a customer may require significant judgment. Promotions and incentives which are consideration payable to a customer are recognized as a reduction of revenue at the later of when revenue is recognized or when we pay or promise to pay the incentive. Promotions and incentives recorded as sales and marketing expense are recognized when we incur the related cost. In either case, the promotions and incentives are recognized when they are used by end-users to enter into a paid competition.
Marketing promotions and discounts accounted for as a reduction of revenue. These promotions are typically pricing actions in the form of discounts that reduce the end-user entry fees and are offered on behalf of the game developers. Although not required based on our agreement with the game developers, we consider that the game developers have a valid expectation that certain incentives will be offered to end-users. The determination of a valid expectation is based on the evaluation of all information reasonably available to the game developers regarding our customary business practices, published policies and specific statements.
An example of an incentive for which the game developer has a valid expectation is Ticketz, which are a currency earned for every competition played based on the amount of the entry fee. Ticketz can be redeemed for Bonus Cash. Another example is initial deposit Bonus Cash which is a promotional incentive program that can be earned in fixed amounts when an end-user makes an initial deposit on the Skillz platform. Bonus Cash can be used by end-users to enter into future paid entry fee competitions and cannot be withdrawn by end-users.
Marketing promotions accounted for as sales and marketing expense. When we conclude that the game developers do not have a valid expectation that the incentive will be offered, we record the related cost as sales and marketing expense. The Company’s assessment is based on an evaluation of all information reasonably available to the game developers regarding our customary business practices, published policies and specific statements. These promotions are offered to end-users to draw, re-engage, or generally increase end-users’ use of our platform.
An example of this type of incentive is limited-time Bonus Cash offers, which are targeted to specific end-users, typically those who deposit more frequently or have not made a deposit recently, via email or in-app promotions. We target groups of end-users differently, offering specific promotions we think will best stimulate engagement. Similar to Bonus Cash earned from a redemption of Ticketz or an initial deposit, limited-time Bonus Cash can only be used by end-users to enter into future paid entry fee competitions and cannot be withdrawn by end-users. The Company also hosts engagement marketing leagues run over a period of days or weeks, which award league prizes in the form of cash or luxury goods to end-users with the most medals at the end of the league. End-users accumulate medals by winning Skillz enabled paid entry fee competitions. Skillz determines whether or not to run a league, what prizes should be awarded, over what time period the league should run, and to which end-users the prizes should be paid, all at its discretion. The league parameters vary from one league to the next and are not reasonably known to the game developers. League prizes in the form of cash can be withdrawn or used by end-users to enter into future paid entry fee competitions.
Stock-Based Compensation
We recognize the cost of share-based awards granted to employees and directors based on the estimated grant-date fair value of the awards. For awards that vest solely based on a service condition, the cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. For awards that vest based on service, performance and market conditions, we recognize stock-based compensation expense when the performance conditions are probable of being achieved. The compensation cost related to awards with market conditions is recognized on an accelerated attribution basis over the requisite service period and regardless of whether the market condition is satisfied, if the requisite service is provided. We recognize stock-based compensation costs and reverse previously recognized costs for unvested options in the period forfeitures occur. We determine the fair value of stock options that vest solely based on a service condition using the Black-Scholes option pricing model, which is impacted by the following assumptions:

•Expected term — The Company determines the expected term based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock options’ vesting term and contractual expiration period, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
•Expected volatility — The expected volatility rate is based on an average historical stock price volatility of comparable publicly-traded companies in the industry group as there has been no public market for the Company’s shares to date.
•Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option.
•Expected dividend yield — The Company has not paid and does not expect to pay dividends. Consequently, the Company uses an expected dividend yield of zero.
For awards with market conditions, we determine the grant date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions such as expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, and expected capital raise percentage. We estimate the volatility of common stock on the date of grant based on the weighted average historical stock price volatility of comparable publicly-traded companies in our industry group. We estimate the expected term based on various exercise scenarios, as these awards are not considered “plain vanilla.” The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. We estimate the expected date of a qualifying event and the expected capital raise percentage based on management’s expectations at the time of measurement of the award’s value.
Common Stock Valuation
Prior to the Business Combination, the grant date fair value of Skillz common stock was determined by our board of directors with the assistance of management and a third-party valuation specialist. The grant date fair value of Skillz common stock was determined based on valuation methodologies which utilize certain assumptions, including probability weighting of events, recent sales of stock to external investors, volatility, time to liquidity, a risk-free interest rate, and an assumption for a discount for lack of marketability where applicable. We historically used a combination of the Option Pricing Model (“OPM”) and Common-Stock Equivalent (“CSE”) methods, which primarily derived the implied equity value for our common stock from a contemporaneous transaction involving our convertible preferred stock. Application of these methods involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of future events.
Following the Business Combination, our stock became publicly traded, following which our board of directors determined the fair value of Skillz common stock based on the closing price of Skillz common stock on the date of grant.

Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, as well as risks to the availability of funding sources.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2020, we had cash and cash equivalents of $262.7 million, which consisted of money market fund accounts for which the fair market value would be affected by changes in the general level of

U.S. interest rates. However, due to the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Foreign Currency Risk
There was no material foreign currency risk for the years ended December 31, 2020 and 2019.

ITEM 8. FINANCIAL STATEMENTS

The supplementary financial information required by this Item 8 is included in Item 7.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Skillz Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Skillz Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Redwood City, California

March 12, 2021

SKILLZ INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares and par value per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$262,728	$25,628
Prepaid expenses and other current assets	10,491	9,464
Total current assets	273,219	35,092
Property and equipment, net	5,292	3,648
Other long-term assets	3,910	116
Total assets	$282,421	$38,856
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,039	$2,944
Accrued professional fees	5,699	—
Other current liabilities	19,618	7,537
Total current liabilities	47,356	10,481
Long-term debt, non-current	—	9,628
Other long-term liabilities	46	82
Total liabilities	47,402	20,191
Commitments and contingencies (Note 7)
Stockholders’ equity:(1)
Preferred stock $0.0001 par value; 10 million shares authorized — 0 issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock $0.0001 par value; 625 million shares authorized; Class A common stock – 500 million shares authorized; 292 million and 212 million shares issued and outstanding as of December 31, 2020 and 2019, respectively; Class B common stock – 125 million shares authorized; 78 million and 74 million shares issued and outstanding as of December 31, 2020 and 2019, respectively	37	29
Additional paid-in capital	450,248	108,892
Accumulated deficit	(215,266)	(90,256)
Total stockholders’ equity	235,019	18,665
Total liabilities and stockholders’ equity	$282,421	$38,856
(1) Retroactively restated for the reverse recapitalization as described in Notes 1 and 2.

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for number of shares and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue	$230,115	$119,872	$50,778
Costs and expenses:
Cost of revenue	12,281	5,713	2,112
Research and development	23,225	11,241	7,547
Sales and marketing	251,941	111,370	51,689
General and administrative	42,289	16,376	14,975
Total costs and expenses	329,736	144,700	76,323
Loss from operations	(99,621)	(24,828)	(25,545)
Interest expense, net	(1,325)	(2,497)	(2,190)
Other income (expense), net	(21,400)	3,720	(45)
Loss before income taxes	(122,346)	(23,605)	(27,780)
Provision for income taxes	115	—	—
Net loss	$(122,461)	$(23,605)	$(27,780)
Net loss per share attributable to common stockholders – basic and diluted(1)	$(0.42)	$(0.09)	$(0.12)
Weighted average common shares outstanding – basic and diluted(1)	294,549,146	261,228,108	236,040,717

(1) Retroactively restated for the reverse recapitalization as described in Notes 1 and 2.
See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)(1)
(In thousands, except for number of shares)

	Redeemable convertible preferred stock		Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	4,404,840	$17,040	13,621,802	$25,560	126,464,480	$1	$36	$(38,871)	$(13,274)
Retroactive application of recapitalization	(4,404,840)	(17,040)	(13,621,802)	(25,560)	102,694,176	22	42,578	—	17,040
Balance at December 31, 2017, after effect of reverse recapitalization (Note 3)	—	—	—	—	229,158,656	23	42,614	(38,871)	3,766
Issuance of Old Skillz redeemable convertible Series D preferred stock	—	—	—	—	16,705,320	2	18,216	—	18,218
Issuance of Old Skillz common stock upon exercise of stock options	—	—	—	—	4,036,200	—	192	—	192
Stock-based compensation	—	—	—	—	—	—	6,680	—	6,680
Net loss	—	—	—	—	—	—	—	(27,780)	(27,780)
Balance at December 31, 2018	—	—	—	—	249,900,176	25	67,702	(66,651)	1,076
Issuance of Old Skillz redeemable convertible Series D and Series D-1 preferred stock	—	—	—	—	23,718,385	3	39,757	—	39,760
Issuance of Old Skillz common stock upon exercise of stock options	—	—	—	—	3,485,844	—	197	—	197
Issuance of Old Skillz common stock upon early exercise of stock options with promissory note	—	—	—	—	8,970,518	1	(1)	—	—
Stock-based compensation	—	—	—	—	—	—	1,237	—	1,237
Net loss	—	—	—	—	—	—	—	(23,605)	(23,605)
Balance at December 31, 2019	—	—	—	—	286,074,923	29	108,892	(90,256)	18,665
Issuance of Old Skillz redeemable convertible Series E preferred stock	—	—	—	—	17,834,808	2	98,303	—	98,305
Issuance of Old Skillz common stock upon exercise of stock options	—	—	—	—	7,642,110	1	1,242	—	1,243
Conversion of Old Skillz preferred stock warrants	—	—	—	—	—	—	654	—	654
Issuance of Old Skillz common stock upon early exercise of stock options with promissory note	—	—	—	—	12,700,358	1	(1)	—	—
Surrender of Old Skillz common stock upon net settlement of promissory notes	—	—	—	—	(1,037,535)	—	—	—	—
Taxes paid related to net share settlement of Old Skillz equity awards	—	—	—	—	(1,102,746)	—	(13,404)	—	(13,404)

Issuance of Old Skillz convertible Series A, Series A-1 and Series B preferred stock upon exercise of warrants	—	—	—	—	2,860,974	1	1	—	2
Issuance of Old Skillz common stock upon exercise of warrants	—	—	—	—	726,063	—	382	—	382
Repurchase of Old Skillz common stock	—	—	—	—	(468,270)	—	—	(1,339)	(1,339)
Repurchase of Old Skillz preferred stock	—	—	—	—	(13,739)	(1)	—	(1,210)	(1,211)
Net cash contributions from Business Combination and PIPE financing	—	—	—	—	44,580,578	4	230,422	—	230,426
Stock-based compensation	—	—	—	—	—	—	23,757	—	23,757
Net loss	—	—	—	—	—	—	—	(122,461)	(122,461)
Balance at December 31, 2020	—	$—	—	$—	369,797,524	$37	$450,248	$(215,266)	$235,019

(1) Retroactively restated for the reverse recapitalization as described in Notes 1 and 2.

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net loss	$(122,461)	$(23,605)	$(27,780)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,609	711	404
Stock-based compensation	23,757	1,237	6,680
Accretion of unamortized discount and amortization of issuance costs	558	2,139	1,287
Fair value adjustment of derivatives	21,463	(3,649)	45
Impairment charges	3,573	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,505)	(4,307)	(992)
Accounts payable	10,729	(54)	1,851
Other liabilities	12,045	5,591	1,557
Net cash used in operating activities	(56,232)	(21,937)	(16,948)
Investing Activities
Purchases of property and equipment, including internal-use software	(3,246)	(3,223)	(867)
Net cash used in investing activities	(3,246)	(3,223)	(867)
Financing Activities
Borrowings under debt agreements, net of issuance costs	–	9,563	19,920
Payments for issuance costs	(201)	—	—
Payments under debt agreements	(10,000)	(3,500)	(5,000)
Net Business Combination and Private Placement Financing	246,484	—	—
Payments made towards offering costs	(1,993)	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	76,617	24,908	18,218
Proceeds from exercise of stock options and issuance of common stock	1,243	197	192
Proceeds from exercise of common stock warrants	382	—	—
Taxes paid related to net share settlement of equity awards	(13,404)	—	—
Payments made to repurchase common stock	(1,339)	—	—
Payments for redemption of preferred stock	(1,211)	—	—
Net cash provided by financing activities	296,578	31,168	33,330
Net change in cash, cash equivalents and restricted cash	237,100	6,008	15,515
Cash, cash equivalents and restricted cash – beginning of year	28,548	22,540	7,025
Cash, cash equivalents and restricted cash – end of year	$265,648	$28,548	$22,540
Supplemental cash flow data:
Cash paid during the period for:
Interest	$815	$269	$196
Noncash investing and financing activities:
Carrying value of long-term debt and accrued interest converted to redeemable convertible preferred stock	$—	$14,852	$—
Settlement of the Redeemable Convertible Series E preferred stock forward contract liability	$21,688	$—	$—
Deferred offering costs in accounts payable and accrued liabilities	$14,065	$—	$—
Payment of promissory notes through surrender of shares	$18,673	$—	$—

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Years Ended December 31, 2020, 2019, and 2018

1. Description of the Business and Basis of Presentation
Business
On December 16, 2020 (the “Closing”), Flying Eagle Acquisition Corp. (“FEAC”), a publicly traded special purpose acquisition company, consummated the merger agreement (the “Merger Agreement”) dated September 1, 2020, by and among, FEAC, Merger Sub Inc., a Delaware corporation (“Merger Sub”), Skillz Inc., a Delaware corporation (“Old Skillz”) and Andrew Paradise (the “Founder”), solely in his capacity as the representative of the stockholders of Old Skillz.
Pursuant to the terms of the Merger Agreement, a business combination between FEAC and Old Skillz was effected through the merger of Merger Sub with and into Old Skillz, with Old Skillz surviving as the surviving company and a wholly-owned subsidiary of FEAC (the “Merger” and collectively with the other transaction described in the Merger Agreement, the “Business Combination”). On the Closing Date FEAC changed its name to Skillz Inc. (the “Company” or “Skillz”) and Old Skillz changed its name to Skillz Platform Inc.
Skillz Platform Inc. was originally formed as Professional Gaming, LLC on March 28, 2012, changed its name to Lookout Gaming, LLC on May 18, 2012, and to Skillz LLC on January 31, 2013, before converting to a Delaware corporation with the name Skillz Inc. on April 29, 2013.
Skillz is a mobile eSports platform, driving the future of entertainment by accelerating the convergence of sports, video games and media. The Company’s principal activities are to develop and support a proprietary online-hosted technology platform that enables independent game developers to host tournaments and provide competitive gaming activity (“Competitions”) to end-users worldwide.
Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).
Pursuant to the Merger Agreement, the merger between Merger Sub and Old Skillz was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, FEAC was treated as the “acquired” company and Old Skillz is treated as the acquirer for financial reporting purposes.
Accordingly, for accounting purposes, the Reverse Recapitalization was treated as the equivalent of Old Skillz issuing stock for the net assets of FEAC, accompanied by a recapitalization. The net assets of FEAC are stated at historical cost, with no goodwill or other intangible assets recorded.
Old Skillz was determined to be the accounting acquirer based on the following predominant factors:
•Old Skillz’s existing stockholders have the greatest voting interest in the Company;
•The largest individual minority stockholder in the Company is an existing stockholder of Old Skillz;
•Old Skillz’s directors represented the majority of the new board of directors of the Company;
•Old Skillz’s senior management is the senior management of the Company; and
•Old Skillz is the larger entity based on historical revenue and has the larger employee base.

The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Old Skillz. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 0.7471 established in the Business Combination.
Comprehensive Loss
Through December 31, 2020, there are no components of comprehensive loss which are not included in net loss; therefore, a separate statement of comprehensive loss has not been presented.

2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Estimates are used in several areas including, but not limited to, stock-based compensation. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. Actual results could differ materially from these estimates.

Revenue Recognition
The Company generates substantially all its revenues by providing a service to the game developers aimed at improving the monetization of their game content. The monetization service provided by Skillz allows developers to offer multi-player competition to their end-users which increases end-user retention and engagement. Skillz provides developers with a software development kit (“SDK”) that they can download and integrate with their existing games. The SDK serves as a data interface between Skillz and the game developers that enables Skillz to provide monetization services to the developer.
The Company recognizes revenue for its services in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).
Revenues from Contracts with Customers
The Company applies the five-step model to achieve the core principle of ASC 606. The Company determined that its customer in the provision of its technology platform and services is the game developer. The Company’s ordinary activities consist of providing game developers services through access to its technology platform using the Skillz SDK. The SDK acts as an application programming interface enabling communication of data between Skillz and the game developers, which when integrated with the developer’s game content, facilitates end-user registration into Competitions, managing and hosting end-user Competition accounts, matching players of similar skill levels, collecting end-user entry fees, distributing end-user prizes, resolving end-user disputes pertaining to their participation in Competitions, and running third-party marketing campaigns (“Monetization Services”).
The Company provides Monetization Services to game developers enabling them to offer competitive games to their end-users. These activities are not distinct from each other as the Company provides an integrated service enabling the game developers to provide the competitive game service to the end-users, and as a result, they do not represent separate performance obligations. The Company is entitled to a revenue share based on total entry fees for paid Competitions, regardless of how they are paid, net of end-user prizes (i.e., winnings from the Competitions) and other costs to provide the Monetization services. The game developers’ revenue share, however, is calculated solely based upon entry fees paid by net cash deposits received from end-users. End-user incentives are not paid for by game developers. In addition, the Company reduces revenue for end-user incentives which are treated as a reduction of revenue.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The Company collects the entry fees and related charges from end-users on behalf of game developers using the end-user’s pre-authorized credit card or PayPal account and withholds its fees before making the remaining disbursement to the game developer; thus, the game developer’s ability and intent to pay is not subject to significant judgment.
Revenue is recognized at the time the performance obligation is satisfied by transferring control of the promised service in an amount that reflects the consideration that the Company expects to receive in exchange for the Monetization Services. The Company recognizes revenue upon completion of a game, which is when its performance obligation to the game developer is satisfied. The Company does not have contract assets or contract liabilities as the payment of the transaction price is concurrent with the fulfillment of the services. At the time of game completion, the Company has the right to receive payment for the services rendered. The Company’s agreements with game developers can generally be terminated for convenience by either party upon thirty days prior written notice, and in certain of our larger developer agreements, the developer, if required by the Company, must continue to make its games available on the platform for a period of up to twelve months. As the Company is able to terminate the developer agreements at its convenience, the Company has concluded the contract term for revenue recognition does not extend beyond the contractual notification period. The Company does not have any transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) as of December 31, 2020, 2019 and 2018.
Games provided by two developer partners (A and B) accounted for 59% and 28% of the Company’s revenue in the year ended December 31, 2020. Games provided by two developer partners (A and C) accounted for 83% and 7% , and 70% and 16% of the Company’s revenue in years ended December 31, 2019 and 2018, respectively. The Company did not generate material international revenues in the years ended December 31, 2020, 2019, and 2018.
End-User Incentive Programs
To drive traffic to the platform, the Company provides promotions and incentives to end-users in various forms. Evaluating whether a promotion or incentive is a payment to a customer may require significant judgment. Promotions and incentives which are consideration payable to a customer are recognized as a reduction of revenue at the later of when revenue is recognized or when the Company pays or promises to pay the incentive. Promotions and incentives recorded as sales and marketing expense are recognized when the related cost is incurred by the Company. In either case, the promotions and incentives are recognized when they are used by end-users to enter into a paid Competition.
•Marketing promotions and discounts accounted for as a reduction of revenue. These promotions are typically pricing actions in the form of discounts that reduce the end-user entry fees and are offered on behalf of the game developers. Although not required based on the Company’s agreement with its developers, the Company considers that the game developers have a valid expectation that certain incentives will be offered to end-users. The determination of a valid expectation is based on the evaluation of all information reasonably available to the game developers regarding the Company’s customary business practices, published policies and specific statements.
An example of an incentive for which the game developer has a valid expectation is Ticketz, which are a currency earned for every Competition played based on the amount of the entry fee. Ticketz can be redeemed for Bonus Cash. Another example is initial deposit Bonus Cash which is a promotional incentive that can be earned in fixed amounts when an end-user makes an initial deposit on the Skillz platform. Bonus Cash can only be used by end-users to enter into future paid entry fee Competitions and cannot be withdrawn by end-users.
For the years ended December 31, 2020, 2019, and 2018, the Company recognized a reduction of revenue of $51.3 million, $27.7 million, and $11.6 million, respectively, related to these end-user incentives.
•Marketing promotions accounted for as sales and marketing expense. When the Company concludes that the game developers do not have a valid expectation that the incentive will be offered, the Company records the related cost as sales and marketing expense. The Company’s assessment is based on an evaluation of all information reasonably available to the game developers regarding the Company’s customary business practices, published policies and specific statements. These promotions are offered to end-users to draw, re-engage, or generally increase end-users’ use of the Company’s platform.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
An example of this type of incentive is limited-time Bonus Cash offers, which are targeted to specific end-users, typically those who deposit more frequently or have not made a deposit recently, via email or in-app promotions. The Company targets groups of end-users differently, offering specific promotions it thinks will best stimulate engagement. Similar to Bonus Cash earned from a redemption of Ticketz or an initial deposit, limited-time Bonus Cash can only be used by end-users to enter into future paid entry fee competitions and cannot be withdrawn by end-users. The Company also hosts engagement marketing leagues run over a period of days or weeks, which award league prizes in the form of cash or luxury goods to end-users with the most medals at the end of the league. End-users accumulate medals by winning Skillz enabled paid entry fee Competitions. Skillz determines whether or not to run a league, what prizes should be awarded, over what time period the league should run, and to which end-users the prizes should be paid, all at its discretion. The league parameters vary from one league to the next and are not reasonably known to the game developers. League prizes in the form of cash can be withdrawn or used by end-users to enter into future paid entry fee Competitions.
For the years ended December 31, 2020, 2019, and 2018, the Company recognized sales and marketing expense of $91.5 million, $45.2 million, and $18.7 million, respectively, related to these end-user incentives.
Refunds
From time to time, the Company issues credits or refunds to end-users that are unsatisfied by the level of service provided by the game developer. There is no contractual obligation for the Company to refund such end-users nor is there a valid expectation by the game developers for the Company to issue such credits or refunds to end-users on their behalf. The Company accounts for credits or refunds, which are not recoverable from the game developer, as sales and marketing expenses when incurred.
Cost of Revenue
Cost of revenue primarily comprises of third-party payment processing fees, direct software costs, amortization of internal use software, hosting expenses, allocation of shared facility and other costs, and personnel expenses.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash and money market funds with maturities of three months or less when purchased.
Restricted cash maintained under an agreement that legally restricts the use of such funds is not included within cash and cash equivalents and is reported within other long-term assets and other current assets as of December 31, 2020 and 2019, respectively. Restricted cash is comprised of $2.9 million which is pledged in the form of a letter of credit for the Company’s new headquarters in San Francisco.
A reconciliation of the Company’s cash and cash equivalents in the Consolidated Balance Sheet to cash, cash equivalents and restricted cash in the Consolidated Statement of Cash Flows as of December 31, 2020 and 2019 is as follows:

	December 31,
	2020	2019
Cash and cash equivalents	$262,728	$25,628
Restricted Cash included in other long-term assets and other current assets as of December 31, 2020 and 2019, respectively	2,920	2,920
Cash, cash equivalents and restricted cash	$265,648	$28,548

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and restricted cash. Although the Company deposits its cash with multiple well-established financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Management believes that the institutions are financially stable and, accordingly, minimal credit risk exists.
Fair Value Measurement
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3 — Unobservable inputs reflecting management’s estimate of assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
Advertising and Promotional Expense
Advertising and promotional expenses are included in sales and marketing expenses within the statements of operations and are expensed when incurred. For the years ended December 31, 2020, 2019, and 2018, advertising expenses, not including marketing promotions related to the Company’s end-user incentive programs, were $136.8 million, $53.5 million, and $25.3 million, respectively.
Redeemable Convertible Preferred Stock
Prior to the Business Combination, preferred stock that was redeemable at a fixed or determinable price on a fixed or determinable date, at the option of the holder, or upon the occurrence of an event that is not solely within the control of the Company was classified outside of permanent equity. Convertible preferred stock that was probable of becoming redeemable in the future was recorded at its maximum redemption amount at each balance sheet date, with adjustments to the redemption amount recorded through equity. The fair value of the redeemable convertible preferred stock was estimated primarily based on valuation methodologies which utilized certain assumptions, including probability weighting of events, recent sales of stock to external investors, volatility, time to liquidity, a risk free interest rate, and an assumption for a discount for lack of marketability, where applicable.
All redeemable convertible preferred stock previously classified outside of permanent equity was retroactively adjusted, converted into common stock, and reclassified to permanent equity as a result of the Business Combination. Additionally, changes to the redemption values of the redeemable convertible preferred stock were eliminated as a result of the retroactive

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
adjustment. The Company recorded changes to the redemption value of its redeemable convertible preferred stock of $866.0 million, $62.5 million and $18.8 million in the year-to-date periods ended September 30, 2020, December 31, 2019 and December 31, 2018, respectively. The changes to the redemption values of the redeemable convertible preferred stock were previously presented as adjustments to net loss available to common stockholders for each of the respective periods ended. For further details regarding the accounting for the Business Combination, see Note 3.
Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including its long-term debt, preferred stock and stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives and freestanding derivative financial instruments that are classified as assets or liabilities are recognized at fair value with changes in fair value recognized as a component of Other income (expense), net in the Statements of Operations. Bifurcated embedded derivatives and freestanding derivative financial instruments are classified within as Other long-term assets and Other current liabilities in the Company’s Consolidated Balance Sheets.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards based on estimated grant-date fair values recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to awards with performance conditions is recognized over the requisite service period when the performance conditions are probable of being achieved. The compensation expense related to awards with market conditions is recognized on an accelerated attribution basis over the requisite service period and is not reversed if the market condition is not satisfied. See Note 10 for more information. The Company accounts for forfeitures as they occur. Stock-based awards granted to employees are primarily stock options.
The fair value of stock options that vest solely based on a service condition is determined by the Black-Scholes-Merton Option (“BSM”) pricing model on the date of grant. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the BSM model, including the deemed fair value of common stock, expected term, expected volatility, risk-free interest rate, and dividend yield. These judgments are made as follows:
•Fair value of common stock —Subsequent to the Business Combination, the fair value of the Company’s common stock is based on the closing market price on the date of grant. Prior to the Business Combination, the absence of an active market for the Company’s common stock required the Company to estimate the fair value of common stock for purposes of granting stock options and for determining stock-based compensation expense for the periods presented.
The Company considered numerous factors in assessing the fair value of common stock prior to the Business Combination, including:
•The results of contemporaneous unrelated third-party valuations of the Company’s common stock
•The prices of the recent redeemable convertible preferred stock sales by the Company to investors
•The rights, preferences, and privileges of preferred stock relative to those of common stock
•Market multiples of comparable public companies in the industry as indicated by their market capitalization and guideline merger and acquisition transactions
•The Company’s performance and market position relative to competitors, which may change from time to time
•The Company’s historical financial results and estimated trends and prospects for the Company’s future performance

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
•The economic and competitive environment
•The financial condition, results of operations, and capital resources
•The industry outlook
•The valuation of comparable companies
•The likelihood and timeline of achieving a liquidity event, such as an initial public offering or sale of the Company, given prevailing market conditions
•Any adjustments necessary to recognize a lack of marketability for the Company’s common stock
•Precedent sales of or offers to purchase the Company’s capital stock
•Expected term — The Company determines the expected term based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock options’ vesting term and contractual expiration period, as the Company does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.
•Expected volatility — Given the limited market trading history prior to the Business Combination and no public market for the Company’s shares prior to the Business Combination, the expected volatility rate is based on an average historical stock price volatility of comparable publicly-traded companies in the industry group.
•Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option.
•Expected dividend yield — The Company has not paid and does not expect to pay dividends. Consequently, the Company uses an expected dividend yield of zero.
For awards with market conditions, the Company determines the grant date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, and expected capital raise percentage. Given the limited market trading history subsequent to the Business Combination and no public market for the Company’s shares prior to the Business Combination, the Company estimates the volatility of common stock on the date of grant based on the weighted average historical stock price volatility of comparable publicly-traded companies in its industry group. The Company estimates the expected term based on various exercise scenarios, as these awards are not considered “plain vanilla.” The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates the expected date of a qualifying event and the expected capital raise percentage based on management’s expectations at the time of measurement of the award’s value.
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or in the Company’s tax returns. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.
The Company records a valuation allowance to reduce deferred tax assets to the net amount that the Company believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considered historical levels of income, expectations of future taxable income and ongoing tax planning strategies. Because of the uncertainty of the realization of the deferred tax assets, the Company recorded a full valuation allowance against deferred tax assets. Realization of deferred tax assets is dependent primarily upon future U.S. taxable income.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The Company utilizes a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax positions for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
Although the Company believes it has adequately reserved for the Company’s uncertain tax positions, the Company can provide no assurance that the final tax outcome of these matters will not be materially different. The Company evaluates its uncertain tax positions on a regular basis and evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of an audit and effective settlement of audit issues.
To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate, as well as the related net interest and penalties.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease. Maintenance and repairs that do not extend the life or improve the asset are expensed as incurred. Upon disposal of property and equipment, assets and related accumulated depreciation are removed from the accounts, and the related gain or loss is included in the results from operations.
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. No impairment to any long-lived assets has been recorded in any of the periods presented.
The Company capitalizes certain costs related to developed or modified software solely for the Company’s internal use to deliver the Company’s services. The Company capitalizes costs during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, it is probable that the project will be completed, and that the software will be used to perform the function intended. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
The following table presents the estimated useful lives of the Company’s property and equipment:

Property and Equipment	Useful Life
Computer equipment and servers	3 years
Capitalized internal-use software	3 years
Office equipment and other	5 years
Leased equipment and leasehold improvements	Lesser of estimated useful life or remaining lease term
Leases
Leases are reviewed and classified as capital or operating at their inception. The Company records rent expense associated with its operating lease on a straight-line basis over the term of the lease.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Net Loss Per Share
Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Net loss available to common stockholders represents net loss attributable to common stockholders reduced by the allocation of earnings to participating securities. Losses are not allocated to participating securities as the holders of the participating securities do not have a contractual obligation to share in any losses. Diluted loss per share adjusts basic loss per share for the potentially dilutive impact of stock options, warrants, restricted stock, and contingently issuable earnout shares. As the Company has reported losses for all periods presented, all potentially dilutive securities including stock options, warrants and contingently issuable earnout shares, are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
The Company considers certain restricted shares of Class A Common stock issued upon exercise of executive stock options but subject to continued vesting requirements (Note 13) to be participating securities.
Net loss per share calculations for all periods prior to the Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Subsequent to the Business Combination, net loss per share was calculated based on the weighted average number of common stock then outstanding.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company has determined that its Chief Executive Officer is the CODM. The Company operates in a single operating segment as the CODM reviews financial information presented on a consolidated basis, at the Company level, for the purposes of making operating decisions, allocation of resources, and evaluating financial performance.
As of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019, and 2018, the Company did not have material revenue earned or assets located outside of the United States.
Recently Issued Accounting Pronouncements Not Yet Adopted
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC.
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for public companies, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
expensed over the term of the hosting arrangement to the same line item in the statement of operations as the costs related to the hosting fees. For public business entities, this standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, this standard is effective for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted for all entities, including adoption in any interim period. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after adoption. The Company will be required to adopt this standard in its annual period ending December 31, 2021 and is currently evaluating the impact of adopting this standard on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13 (Topic 326), Financial Instruments — Credit Losses. ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. An entity should apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This ASU defers the effective date of ASU 2016-13 for non-public companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of ASU 2016-13 on its consolidated financial statements for future periods and has not elected early adoption.
In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases, and issued subsequent amendments to the initial guidance or implementation guidance including ASU 2017-13, 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, including ASU 2016-02, “ASC 842”), which supersedes the guidance in topic ASC 840, Leases. The new standard requires lessees to classify leases as either finance or operating based on whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether related expenses are recognized based on the effective interest method or on a straight-line basis over the term of the lease. For any leases with a term of greater than 12 months, ASU 2016-02 requires lessees to recognize a lease liability for the obligation to make the lease payments arising from a lease, and a right-of-use asset for the right to use the underlying asset for the lease term. An election can be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases under ASC 840. The new standard will also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For non-public entities, ASU No. 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is in the initial stage of its assessment of the new standard and is currently evaluating the quantitative impact of adoption, and the related disclosure requirements. The Company expects that the adoption will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on the Company’s balance sheet. The Company does not expect the adoption of Topic 842 to have a material impact to the statements of operations or to have any impact on its cash flows from operating, investing, or financing activities.
Recently Adopted Accounting Pronouncements
In November 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and also improves consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this standard as of January 1, 2020, with no material impact on the Company’s consolidated financial statements.
In June 2018, the FASB issued ASU 2018-07, Compensation — Stock Compensation (Topic 718): Improvements to Non-Employee Share-Based Payment Accounting, which expands the scope of Topic 718, to include share-based payments issued to non-employees for goods or services. The new standard supersedes Subtopic 505-50. The Company adopted this standard as of January 1, 2020, with no material impact on the Company’s consolidated financial statements.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
3. Business Combination
As discussed in Note 1, on December 16, 2020, the Company consummated the Merger Agreement dated September 1, 2020, with Old Skillz surviving the merger as a wholly owned subsidiary of the Company.
Old Skillz common stock issued and outstanding were canceled and converted into the right to receive 0.7471 shares (the "Exchange Ratio") of Common Stock. Unless otherwise stated, the Exchange Ratio was applied to the number of shares and share prices of Old Skillz throughout these consolidated financial statements.
At the effective time of the Business Combination (the “Effective Time”), and subject to the terms and conditions of the Merger Agreement, holders of 359,518,849 shares of Old Skillz (“Stock Election Shares”) received merger consideration in the form of 191,932,860 shares of the Company’s Class A common stock and 76,663,551 shares of the Company’s Class B common stock, and holders of 75,786,931 shares of Old Skillz (“Cash Election Shares”) received cash consideration of $566,204,152.
Pursuant to the Merger Agreement, Eagle Equity Partners II, LLC (the “Sponsor”) delivered 10,000,000 of its shares of FEAC Class B common stock into escrow that are subject to forfeiture if certain earnout conditions are not satisfied. If the earnout conditions are fully satisfied, 5,000,000 of such shares will be released to the Sponsor in the form of shares of the Company’s Class A common stock (the “Sponsor Earnout Shares”), and the other 5,000,000 shares will be released to the Old Skillz stockholders (the “Skillz Earnout Shares”, and collectively with the Sponsor Earnout Shares, the “Earnout Shares”), who will receive shares of the Company’s common stock as a result of the Business Combination in the form of shares of Class A common stock of the Company (other than the Founder and a trust for the benefit of his family members, who will receive shares of Class B common stock of the Company). The Earnout Shares are accounted for as equity classified equity instruments, were included as merger consideration as part of the Reverse Recapitalization, and recorded in Additional paid-in capital.
Upon the closing of the Business Combination, the Company's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 635,000,000 shares, $0.0001 par value per share, of which, 500,000,000 shares are designated as Class A Common Stock, 125,000,000 shares are designated as Class B Common Stock, and 10,000,000 shares are designated as Preferred Stock.
In connection with the Business Combination, certain institutional investors (the “Investors”) purchased from the Company an aggregate of 15,853,052 shares of Class A Common Stock (the “Private Placement”), for a purchase price of $10.00 per share and an aggregate purchase price of $158.5 million (the “Private Placement Shares”), pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into effective as of September 1, 2020.
The Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, FEAC was treated as the “acquired” company and Old Skillz is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Old Skillz issuing stock for the net assets of FEAC, accompanied by a recapitalization. The net assets of FEAC were stated at historical cost, with no goodwill or other intangible assets recorded.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The following table reconciles the elements of the Business Combination to the Consolidated Statement of Cash Flows and the Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2020:

Recapitalization
Cash - FEAC trust and cash, net of redemptions	$689,979
Cash - Private Placement Financing	158,531
Non-cash net assets assumed from FEAC	—
Less: cash consideration paid to Old Skillz stockholders	(566,204)
Less: transaction costs and advisory fees	(35,822)
Net Business Combination and Private Placement Financing	246,484
Less: non-cash net assets assumed from FEAC	—
Less: accrued transaction costs and advisor fees	(16,058)
Net cash contributions from Business Combination and PIPE Financing	$230,426

The number of shares of common stock issued immediately following the consummation of the Business Combination (share numbers are not in thousands):

Recapitalization
Common stock, outstanding prior to Business Combination	69,000,000
Less: redemption of FEAC shares	(2,140)
Common stock of FEAC	68,997,860
FEAC sponsor shares	6,350,200
Earnout shares	10,000,000
Shares issued in Private Placement Financing	15,853,052
Business Combination and Private Placement Financing shares - Class A common stock	101,201,112
Old Skillz shares converted to New Skillz Class A common stock(1)	191,932,861
Old Skillz shares converted to New Skillz Class B common stock(2)	76,663,551
Total shares of common stock immediately after Business Combination	369,797,524

(1)The number of Old Skillz shares converted to Class A common stock was determined from 332,690,933 shares of Old Skillz Class B common stock outstanding immediately prior to the closing of the Business Combination, including shares of redeemable convertible preferred stock, converted at the Exchange Ratio, less 56,620,419 shares of New Skillz stock which were repurchased from Old Skillz stockholders as part of the Business Combination. All fractional shares were rounded down.
(2)The number of Old Skillz shares converted to Class B common stock was determined from the 102,614,847 shares of Old Skillz Class A common stock outstanding immediately prior to the closing of the Business Combination, including shares of convertible preferred stock, converted at the Exchange Ratio. All fractional shares were rounded down.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Credit card processing reserve	$5,854	$2,650
Prepaid expenses	3,772	2,460
Other current assets	865	4,354
Prepaid expenses and other current assets	$10,491	$9,464
The Company recorded an impairment charge of $3.4 million related to prepaid expenses and other current assets for the year ended December 31, 2020, in connection with a lease agreement for corporate facilities.
Property and Equipment, Net
Property and equipment consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Capitalized internal-use software	$6,167	$3,554
Computer equipment and servers	631	458
Furniture and fixtures	184	238
Leasehold improvements	114	143
Construction in progress	1,037	519
Total property and equipment	8,133	4,912
Accumulated depreciation and amortization	(2,841)	(1,264)
Property and equipment, net	$5,292	$3,648
Depreciation and amortization expense related to property and equipment was $1.6 million, $0.7 million, and $0.4 million in 2020, 2019, and 2018, respectively.
Other Current Liabilities
Other current liabilities consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Accrued sales and marketing expenses	$7,204	$1,630
Accrued compensation	3,825	2,531
End-user liability, net	2,789	1,418
Accrued developer revenue share	907	540
Other accrued expenses	4,893	1,418
Other current liabilities	$19,618	$7,537
5. Fair Value Measurements
As of December 31, 2020 and 2019, the recorded values of cash and cash equivalents, restricted cash and accounts payable approximate their respective fair values due to the short-term nature of the instruments.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Cash and cash equivalents held by the Company as of December 31, 2020 and 2019 were $262.7 million and $25.6 million, respectively, and were comprised of cash on hand and money market funds classified within Level 1 of the fair value hierarchy.
Forward Contract Liability
The Company had no outstanding forward contract liability as it was settled during the year ended December 31, 2020.
Prior to the Business Combination, the Company measured the Redeemable Convertible Series E preferred stock forward contract liability at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the Redeemable Convertible Series E preferred stock forward contract liability uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assessed these assumptions and estimates on an on-going basis in 2020 until settlement of the contract as additional data impacting the assumptions and estimates was obtained. Changes in the fair value of the redeemable convertible Series E preferred stock forward contract liability related to updated assumptions and estimates are recognized within Other income (expense), net in the Consolidated Statements of Operations.
The table below reflects the fair value measurement of the Company’s Level 3 inputs as of September 10, 2020, the date on which the Redeemable Convertible Series E preferred forward contract liability was settled, prior to giving effect to the Business Combination:

	Fair Value as of September 10, 2020	Valuation Technique	Unobservable Input Description	Input
Redeemable Convertible Series E preferred stock forward contract liability	$21,688	Discounted cash flow	Fair value of Redeemable Convertible Series E preferred stock	$9.17
The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2020:

Series E forward contract liability
Fair value as of December 31, 2019	$—
Issuance of the Redeemable convertible Series E preferred stock forward contract liability	$—
Change in fair value	$21,688
Settlement of the Redeemable convertible Series E preferred stock forward contract liability	$(21,688)
Fair value as of December 31, 2020	$—
The fair value of the redeemable convertible Series E preferred stock forward contract liability as of the September 10, 2020 settlement date was determined by multiplying the number of additional shares issued by the Company by the difference between the issuance price in accordance with the forward contract agreement and the estimated fair value of the redeemable convertible Series E preferred stock.
Earnout Shares
Pursuant to the Merger Agreement, FEAC delivered 10,000,000 of its shares of FEAC Class B common stock into escrow that are subject to forfeiture if certain earnout conditions described more fully in the Merger Agreement are not satisfied. If the earnout conditions are fully satisfied, 5,000,000 of such shares will be released to the Sponsor in the form of shares of Class A common stock of New Skillz, and the other 5,000,000 shares will be released to the Old Skillz stockholders, who will receive shares of New Skillz common stock as a result of the Business Combination in the form of shares of Class A common stock of New Skillz (other than the Founder and a trust for the benefit of his family members, who will receive shares of Class B common stock of New Skillz), in each case as further described in the Merger Agreement. The fair value of the Earnout Shares of $172.3 million was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Earnout

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Shares were included in the net consideration from the Business Combination and recorded in Additional paid-in capital with a corresponding offset to Additional paid-in capital. In January 2021, the earnout conditions were fully satisfied.
6. Long-Term Debt
Components of long-term debt were as follows as of December 31, 2020 and 2019:

	December 31,
	2020	2019
2019 Mezzanine Term Loan	$—	$10,000
Unamortized debt discount	—	(372)
Net carrying amount	$—	$9,628
2019 Mezzanine Term Loan
In December 2019, the Company entered into a mezzanine term loan for up to $40.0 million; $30.0 million of which is immediately available and an additional $10.0 million available upon the achievement of certain performance milestones (“2019 Mezzanine Term Loan”). No payments are due until the loan maturity date of December 2023.
The facility shall bear interest on the outstanding daily balance for each 2019 Mezzanine Term Loan advance at a floating per annum rate equal to the greater of five percentage points (5.0%) above the prime rate or 9.75%. In 2019, the Company drew $10.0 million of the $30 million immediately available from the 2019 Mezzanine Term Loan and used the proceeds to pay off the outstanding balance and interest of a previous term loan. There are no financial covenants associated with the 2019 Mezzanine Term Loan.
In June 2020, the Company paid the $10.0 million outstanding principal amount related to the 2019 Mezzanine Loan, plus all accrued and unpaid interest. The Company recognized a loss on extinguishment of $0.4 million related to unamortized issuance costs within Interest expense in the Consolidated Statements of Operations.
7. Commitments and Contingencies
Operating Leases
In November 2018, the Company entered into an operating lease agreement related to its office in Portland, Oregon, which requires monthly lease payments through May 2022.
In May 2019, the Company entered into an operating lease related to its new headquarters in San Francisco. The lease is through July 2029 and will result in a total of $25.6 million in future minimum lease payments, which exclude a tenant improvement allowance from the landlord of up to $2.5 million.
In December 2019, the Company entered into an operating lease related to additional office space in San Francisco. The lease is through March 31, 2021 and included a total of $8.8 million in minimum lease payments. The Company recorded an impairment charge of $3.4 million related to prepaid expenses and other current assets for the year ended December 31, 2020, in connection with this lease agreement.
The Company recognizes rent expense on a straight-line basis over the lease period and accounts for the difference between straight-line rent and actual lease payments as deferred rent. Rent expense for all facility leases was $6.5 million, $1.9 million, and $1.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Future minimum payments under the Company’s non-cancelable leases as of December 31, 2020, are as follows:

Operating Lease Commitments
Year ended December 31,
2021	$4,528
2022	2,498
2023	2,368
2024	2,439
2025	2,513
Thereafter	11,795
Future minimum lease payments	$26,141
Legal Matters
The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course of business. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of December 31, 2020. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss.

8. Retirement Plans
401(k) Plan
The Company adopted a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the IRC. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. Contributions for eligible employees for the year ended December 31, 2020 were $0.1 million. No contributions for eligible employees were made for the years ended December 31, 2019 and 2018.
9. Stockholders’ Equity
The consolidated statements of equity (deficit) reflect the Business Combination as defined in Note 1 as of December 16, 2020. As Old Skillz was deemed the accounting acquirer in the Business Combination with FEAC, all periods prior to the consummation date reflect the balances and activity of Old Skillz. The balances as of December 31, 2019 and 2018 from the consolidated financial statements of Old Skillz as of that date, share activity (redeemable convertible preferred stock, preferred stock, common stock, additional paid in capital, and accumulated deficit) and per share amounts were retroactively adjusted, where applicable, using the recapitalization exchange ratio of 0.7471. All redeemable convertible preferred stock classified as redeemable equity was retroactively adjusted, converted into Class A common stock, and reclassified into permanent equity as a result of the Business Combination.
Common Stock
The Company’s amended and restated certificate of incorporation following the Business Combination authorizes the issuance of Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, expect with respect to voting and conversion. Holders of Class A common stock are entitled to one

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
vote per share and holders of Class B common stock are entitled to 20 votes per share. Shares of Class B common stock are convertible into an equivalent number of shares of Class A common stock and generally convert into shares of Class A common stock upon transfer. Any dividends paid to the holders of Class A common stock and Class B common stock will be paid on a pro rata basis. On a liquidation event, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock and Class B common stock.
As of December 31, 2020, the Company has authorized a total of 635 million shares, consisting of 500 million shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), 125 million shares of Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), and 10 million shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”).
Warrants
As of December 31, 2020, the Company had 22,266,643 FEAC public and private placement warrants and 48,135 Old Skillz private warrants outstanding. These warrants are equity classified.
Following the consummation of the Business Combination, holders of the FEAC warrants are entitled to acquire New Skillz Class A common stock. Each whole warrant entitles the registered holder to purchase one share of New Skillz Class A common stock at an exercise price of $11.50 per share, beginning the later of 30 days after the Closing and 12 months from the closing of FEAC’s initial public offering, which occurred on March 10, 2020.
In connection with the Business Combination, the Old Skillz private warrants outstanding immediately prior to the Business Combination converted into warrants exercisable for New Skillz Class A common stock on the same terms and conditions as applied to the Old Skillz warrants, which were adjusted for the Exchange Ratio. The private warrants entitle the holder to purchase one share of Class A common stock at a price of $1.4991.
Old Skillz Convertible Preferred Stock
Immediately prior to the completion of the Business Combination on December 16, 2020, all outstanding shares of the Old Skillz’s Series A, Series A-1, and Series B convertible preferred stock converted into an aggregate 139.0 million shares of common stock. Each share of Old Skillz redeemable convertible preferred stock was converted to ten shares of Old Skillz common stock.
Old Skillz Redeemable Convertible Preferred Stock
In September 2019, the Company received $25.0 million in cash proceeds from the issuance of redeemable convertible Series D-1 preferred stock to a private investor at a price per share of $21.516. In conjunction with the issuance of the redeemable convertible Series D-1 preferred stock, $9.8 million of the convertible promissory notes issued in 2018, plus accrued interest, were converted into shares of redeemable convertible Series D-1 preferred stock. In March 2019, $5.0 million of the convertible promissory notes issued in 2018 plus accrued interest were converted into shares of redeemable convertible Series D preferred stock.
In April and May 2020, the Old Skillz received $65.0 million in cash proceeds from the issuance of redeemable convertible Series E preferred stock to private investors at a price per share of $43.11. The Series E Stock Purchase Agreement required the Old Skillz to issue and sell, and the Series E investors to purchase, additional shares of redeemable convertible Series E preferred stock subsequent to the initial closing (the “redeemable convertible Series E preferred stock forward contract liability”). The Company concluded that the redeemable convertible Series E preferred stock forward contract liability met the definition of a freestanding financial instrument, as it was legally detachable and separately exercisable from the initial closing of the redeemable convertible Series E preferred stock. The forward contract liability had an immaterial value at the issue date.
In September 2020, the Old Skillz received $11.7 million in cash proceeds as settlement for the outstanding redeemable convertible Series E preferred stock forward contract liability and issuance of the underlying redeemable convertible Series E preferred stock to a private investor at a price per share of $43.11. During the year ended December 31, 2020, the Company recognized a non-cash charge of $21.7 million related to changes in the fair value of the redeemable convertible Series E

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
preferred stock forward contract liability, which was included in Other income (expense), net in the Consolidated Statements of Operations.
Immediately prior to the completion of the Business Combination on December 16, 2020, all outstanding shares of the Company’s Series C, Series D, Series D-1, and Series E redeemable convertible preferred stock converted into an aggregate 122.0 million shares of common stock.
Conversion of Old Skillz Preferred Stock and Redeemable Convertible Preferred Stock
All preferred stock and redeemable convertible preferred stock classified as redeemable was retroactively adjusted, converted into New Skillz Class A common stock each as a result of the Business Combination using the recapitalization exchange ratio of 0.7471. Redeemable convertible preferred stock was also reclassified into permanent equity as a result of the Business Combination. Based on the conversion price set forth in the Company’s certificate of incorporation, amended in June 2018 to effect for a 10-for-1 stock split of its common stock, the Conversion Rate in effect as of the Closing Date of the Business Combination was ten shares of Class B common stock for each share of preferred stock.
There were no redemption rights for the Series A, A-1, or B convertible preferred stock and the holders of these preferred shares could not unilaterally force a liquidation of the Company. Series C, Series D, Series D-1, Series E redeemable convertible preferred stock, redeemable convertible Series E preferred stock forward contract liability were redeemable at the option the of stockholder.

10. Stock Based Compensation
The following table summarizes stock-based compensation expense recognized for the years ended December 31, 2020, 2019 and 2018, as follows:

	2020	2019	2018
Research and development	$6,110	$181	$361
Sales and marketing	4,505	111	114
General and administrative	13,142	945	6,205
Total stock-based compensation expense	$23,757	$1,237	$6,680
Equity Incentive Plans
2012, 2015, and 2017 Equity Incentive Plans
Prior to the Business Combination, the Company maintained a stock based compensation plan. Old Skillz’s 2012, 2015, and 2017 Equity Incentive Plans (the “Legacy Equity Incentive Plans”) provided for the grant of stock-based awards to purchase or directly issue shares of common stock to employees, directors and consultants. Options were granted at a price per share equal to the fair market value of the underlying common stock at the date of grant. Options granted to newly hired employees typically vest 25% on the first anniversary date of hire and ratably each quarter over the ensuing 36 month period. The maximum term for stock options granted under the Legacy Equity Incentive Plans may not exceed ten years from date of grant.
Each Old Skillz option from the Legacy Equity Incentive Plans that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an option to acquire a number of shares of Class A Common Stock (other than in the case of the Founder, who received options exercisable for Class B common stock of the Company) (each such option, an "Exchanged Option") equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Old Skillz common stock subject to such Old Skillz option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Old Skillz option immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. Except as specifically provided in the Business Combination Agreement, following the Business Combination,

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Old Skillz option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.
Skillz Inc. 2020 Omnibus Incentive Plan
In December 2020, the Board of Directors of the Company adopted the Skillz Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan became effective upon consummation of the Business Combination and succeeds the Company’s Legacy Equity Incentive Plans. Under the 2020 Plan, the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors and consultants. Options are granted at a price per share equal to the fair market value of the underlying common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant. Restricted stock units (“RSUs”) are also granted under the 2020 Plan. These awards typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The 2020 Plan permits the Company to deliver up to 47,841,859 shares of common stock pursuant to awards issued under the 2020 Plan, consisting of 15,000,000 shares which may be Class A and/or Class B common stock, 24,669,278 shares of Class A common stock and 8,172,581 shares of the Class B common stock. The total number of shares of Class A common stock and Class B Common stock, respectively, that will be reserved and that may be issued under the 2020 Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2021, by a number of shares equal to five percent (5%) of the total number of shares of Class A common stock and Class B common stock, respectively, outstanding on the last day of the prior calendar year.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Stock Options and Restricted Stock Units
Stock option and RSU activity, prices, and values adjusted by the Exchange Ratio, during the year ended December 31, 2020 is as follows (in thousands, except for share, per share, and contractual term data):

		Options Outstanding				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2019	3,855,385	38,794,307	$0.14	7.67	$13,056
Recapitalization Impact	(975,027)	(9,811,081)	0.05
Balance at December 31, 2019	2,880,358	28,983,226	$0.19	7.67	$13,056	—	$—
Additional shares authorized	62,903,028
Options and restricted stock units granted	(36,074,010)	35,732,754	6.70			341,256	17.68
Options exercised(1) and restricted stock units released	—	(20,138,817)	0.78			—	—
Options and restricted stock units canceled	5,791,227	(6,172,670)	0.51			—	—
Balance at December 31, 2020	35,500,603	38,404,493	$5.89	8.27	$542,074	341,256	$17.68

Exercisable at December 31, 2019		15,225,162	$0.08	6.85	$8,492
Exercisable at December 31, 2020		14,248,234	$0.18	6.45	$282,364
Unvested at December 31, 2019		13,758,064	$0.31	8.58	$4,564
Unvested at December 31, 2020		24,156,259	$9.25	9.34	$259,710
_____________________________
(1)The number of options exercised includes early exercises related to the Executive grants noted below.
The number of unvested stock options as of December 31, 2020 and December 31, 2019 does not include 13.3 million and 8.2 million shares of restricted common stock issued upon the early exercise of the certain Executive grants described below.
As of December 31, 2020, unrecognized stock-based compensation expense related to unvested stock options, restricted common stock, and RSUs was $156.9 million. The weighted-average period over which such compensation expense will be recognized is 3.53 years.
The aggregate intrinsic value of options exercised was $89.9 million, $1.4 million and $0.5 million during the years ended December 31, 2020, 2019 and 2018, respectively.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The assumptions used to estimate the fair value of stock options granted and the resulting fair values for the year ended December 31, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Expected volatility	45.00% – 50.00%	47.17% – 55.47%	47.69% – 49.17%
Risk-free interest rate	0.27% – 1.44%	1.57% – 2.64%	2.60% – 3.06%
Expected term (in years)	4.14 – 6.25	5.00 – 6.86	5.49 – 6.13
Expected dividend yield	—	—	—
Weighted average estimated fair value of stock options granted during the year	$5.06	$0.21	$0.11
Executive grants
Executive Grants below were retroactively adjusted to give effect of the Reverse Recapitalization Exchange Ratio of 0.7471.

2019 CEO Executive Grant
On April 29, 2019, the Board of Directors approved a grant to the Company’s co-founder and Chief Executive Officer of two separate options to purchase shares of Class A common stock at an exercise price of $0.43 per share.
The first option was to purchase 2,990,172 shares of Old Skillz Class A common stock, which vest subject to continuous service over a four-year period, whereby 1/48th of the shares vest each month. Vesting will accelerate and (i) vest as to 50% of the then-outstanding shares upon the consummation of an IPO; and (ii) vest as to 100% of the then-outstanding shares upon the earlier of (A) the consummation of an Exit Transaction and (B) termination of service by the Company other than for cause (as defined by the plan), subject to continuous services through the consummation of such event. The $1.7 million grant date fair value of this option, estimated based on the BSM pricing model, will be recognized as compensation expense over the requisite service period. As of December 31, 2020, the Company recognized $0.7 million in compensation expense related to this grant. In connection with the Business Combination, the CEO elected to waive the right to vest as to 100% of the then-outstanding shares upon the consummation of an Exit Transaction.
The second option was to purchase 5,980,344 shares of Old Skillz Class A common stock, which vest subject to continuous service and the achievement of eight market condition targets related to the valuation of the Company, ranging from $600 million to $2.7 billion, upon closing of either an Exit Transaction, Financing Event, or Initial Public Offering, on or before April 29, 2023 (“Market Condition Grant”). The Market Condition Grant has implied performance-based vesting conditions because no shares will vest unless the Exit Transaction, Financing Event, or Initial Public Offering occur. The $0.9 million grant date fair value of the Market Condition Grant was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. All compensation expense related to the Market Condition Grant was recognized during the year ended December 31, 2020 because the performance-based vesting condition was achieved.
On April 30, 2019, the two separate options to purchase shares of Old Skillz Class A common stock were early exercised by entering into a promissory note and security agreement with the Company. The promissory note includes outstanding principal of $3.8 million and bears interest at a rate of 2.55%, compounded annually. The principal amount of the promissory note, together with all accrued but unpaid interest, shall become due upon the first to occur of (i) immediately prior to the closing of a deemed liquidation event or Exit Transaction, (ii) termination of the grantees’s employment, (iii) immediately prior to the filing of a registration statement under the Securities Act of 1933, (iv) immediately prior to this note becoming prohibited under Section 13(k) of the Securities Exchange Act of 1934, and (v) nine years. The promissory note is deemed to be non-recourse. Accordingly, the promissory note was recorded as a reduction to Additional paid-in capital, offsetting the proceeds from the early exercise, rather than as a note receivable on the Company’s Balance Sheet. The total 8,970,517 shares issued related to the executive grants are included in common stock issued and outstanding within these consolidated financial statements, as they provide the holder with stockholder rights, such as the right to vote the shares with the other holders of common stock and a right to cumulative declared dividends. Immediately prior to the consummation of the Business

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Combination, the CEO surrendered a portion of these shares to pay off the promissory note and security agreement with the Company.
2020 CEO Executive Grant
On April 15, 2020, the Board of Directors approved a grant to the Company’s co-founder and Chief Executive Officer of options to purchase shares of Old Skillz Class A common stock at an exercise price of $1.15 per share.
The option was to purchase 9,921,314 shares of Old Skillz Class A common stock, which vest subject to continuous service over a four-year period, whereby 25% of the shares shall vest on the one year anniversary of the grant date and 6.25% of the shares vest quarterly thereafter. Vesting will accelerate and (i) vest as to 50% of the then-outstanding shares upon the consummation of an IPO; and (ii) vest as to 100% of the then-outstanding shares upon the earlier of (A) the consummation of an Exit Transaction and (B) termination of service by the Company other than for cause (as defined by the plan), subject to continuous services through the consummation of such event. The grant date fair value of this option was estimated based on the BSM pricing model, and the total compensation expense that will be recognized over the requisite service period is $21.5 million. As of December 31, 2020, the Company recognized $3.8 million in compensation expense related to this grant. In connection with the Business Combination, the CEO elected to waive the right to vest as to 100% of the then-outstanding shares upon the consummation of an Exit Transaction.
On May 14, 2020, the option to purchase shares of Old Skillz Class A common stock was early exercised by entering into a promissory note and security agreement with the Company. The promissory note includes outstanding principal of $11.4 million and bears interest at a rate of 0.58%, compounded annually. The principal amount of the promissory note, together with all accrued but unpaid interest, shall become due upon the first to occur of (i) immediately prior to the closing of a deemed liquidation event or Exit Transaction, (ii) termination of the grantee’s employment, (iii) immediately prior to the filing of a registration statement under the Securities Act of 1933, (iv) immediately prior to this note becoming prohibited under Section 13(k) of the Securities Exchange Act of 1934, and (v) nine years. The promissory note is deemed to be non-recourse. Accordingly, the promissory note was recorded as a reduction to Additional paid-in capital, offsetting the proceeds from the early exercise, rather than as a note receivable on the Company’s Balance Sheet. The 9,921,314 shares issued related to the 2020 CEO Executive grants are included in common stock issued and outstanding within these consolidated financial statements as they provide the holder with stockholder rights, such as the right to vote the shares with the other holders of common stock and a right to cumulative declared dividends. Immediately prior to the consummation of the Business Combination, the CEO surrendered a portion of these shares to pay off the promissory note and security agreement with the Company.
2020 CRO Executive Grant
On April 15, 2020, the Board of Directors approved a grant to the Company’s co-founder and Chief Revenue Officer of two separate options to purchase shares of Class B common stock at an exercise price of $1.15 per share.
The first option was to purchase 1,852,695 shares of Old Skillz Class B common stock, which vest subject to continuous service over a four-year period, whereby 25% of the shares shall vest on the one year anniversary of the grant date and 6.25% of the shares vest quarterly thereafter. Vesting will accelerate and (i) vest as to 50% of the then-outstanding shares upon the consummation of an IPO; and (ii) vest as to 100% of the then-outstanding shares upon the earlier of (A) the consummation of an Exit Transaction and (B) termination of service by the Company other than for cause (as defined by the plan), subject to continuous services through the consummation of such event. The grant date fair value of this option was estimated based on the BSM pricing model, and the total compensation expense that will be recognized over the requisite service period is $3.5 million. As of December 31, 2020, the Company recognized $0.6 million in compensation expense related to this grant. In connection with the Business Combination, the CRO elected to waive his right to vest as to 100% of the then-outstanding shares upon the consummation of an Exit Transaction.
The second option was to purchase 926,347 shares of Old Skillz Class B common stock, which vest subject to continuous service and the achievement of five market condition targets related to the valuation of the Company, ranging from $1.5 billion to $2.7 billion, upon closing of either an Exit Transaction, Financing Event, or Initial Public Offering, on or before April 15, 2024 (“CRO Market Condition Grant”). The CRO Market Condition Grant has implied performance-based vesting conditions

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
because no shares will vest unless the Exit Transaction, Financing Event, or Initial Public Offering occur. The $2.0 million grant date fair value of the CRO Market Condition Grant was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. As of December 31, 2020, all compensation expense related to the CRO Market Condition Grant was recognized because the performance-based vesting condition was achieved through the consummation of the Business Combination.
On May 14, 2020, the two separate options to purchase shares of Old Skillz Class B common stock were early exercised by entering into a promissory note and security agreement with the Company. The promissory note includes outstanding principal of $3.2 million and bears interest at a rate of 0.58%, compounded annually. The principal amount of the promissory note, together with all accrued but unpaid interest, shall become due upon the first to occur of (i) immediately prior to the closing of a deemed liquidation event or Exit Transaction, (ii) termination of the grantee’s employment, (iii) immediately prior to the filing of a registration statement under the Securities Act of 1933, (iv) immediately prior to this note becoming prohibited under Section 13(k) of the Securities Exchange Act of 1934, and (v) nine years. The promissory note is deemed to be non-recourse and recorded as a reduction to Additional paid-in capital, offsetting the proceeds from the early exercise, rather than as a note receivable on the Company’s Balance Sheet. The total 2,779,042 shares issued related to the co-founder grants are included in common stock issued and outstanding within these consolidated financial statements as they provide the holder with stockholder rights, such as the right to vote the shares with the other holders of common stock and a right to cumulative declared dividends. Immediately prior to the consummation of the Business Combination, the CRO surrendered a portion of these shares to pay off the promissory note and security agreement with the Company.
2020 CTO Executive Grant
On June 8, 2020, the Board of Directors approved a grant to the Company’s Chief Technology Officer of two separate options to purchase shares of Old Skillz Class B common stock at an exercise price of $1.33 per share.
The first option was to purchase 1,520,736 shares of Old Skillz Class B common stock, which vest subject to continuous service over a four-year period, whereby 25% of the shares shall vest on the one year anniversary of the grant date and 6.25% of the shares vest quarterly thereafter. Vesting will accelerate and (i) vest as to 50% of the then-outstanding shares upon the consummation of an IPO; and (ii) vest as to 100% of the then-outstanding shares upon the earlier of (A) the consummation of an Exit Transaction and (B) termination of service by the Company for cause (as defined by the plan), subject to continuous services through the consummation of such event. The grant date fair value of this option was estimated based on the BSM pricing model, and the total compensation expense that will be recognized over the requisite service period is $9.0 million. As of December 31, 2020, the Company recognized $0.9 million in compensation expense related to this grant. In connection with the Business Combination, the CTO elected to waive the right to vest as to 100% of the then-outstanding shares upon the consummation of an Exit Transaction.
The second option was to purchase 919,862 shares of Old Skillz Class B common stock, which vest subject to continuous service and the achievement of five market condition targets related to the valuation of the Company, ranging from $1.8 billion to $3.0 billion, upon closing of either an Exit Transaction, Financing Event, or Initial Public Offering, on or before June 8, 2024 (“CTO Market Condition Grant”). The CTO Market Condition Grant has implied performance-based vesting conditions because no shares will vest unless the Exit Transaction, Financing Event, or Initial Public Offering occur. The $3.7 million grant date fair value of the CTO Market Condition Grant was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. As of December 31, 2020, all compensation expense related to the CTO Market Condition Grant was recognized because the performance-based vesting condition was achieved through the consummation of the Business Combination.
Founders’ Option Agreements
In connection with the closing of the Business Combination, the Company entered into option agreements with each of the CEO and CRO (the “Option Agreements”) awarding options to purchase (i) 9,960,000 shares of New Skillz Class B common stock to the CEO and (ii) 2,040,000 shares of New Skillz Class A common stock to the CRO. The options will vest in three equal increments as follows (i) one-third (1/3) of the options shall vest and become exercisable as of the date, following the

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
grant date, that the volume weighted average price on the NYSE over a ten (10) trading day period of underlying New Skillz Class A common stock (“VWAP”) equals or exceeds 3.0x the VWAP of the shares as of the Closing Date, (ii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 4.0x the VWAP of the shares as of the Closing Date; and (iii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 5.0x the VWAP of the shares as of the Closing Date. The $93.4 million grant date fair value of the Founders’ Options was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The significant inputs to the valuation included the Company’s Class A stock price and the risk-free interest rate as of the grant date, as well as the estimated volatility of the Company’s Class A common stock. As of December 31, 2020, the Company recognized $0.8 million in compensation expense related to these grants.
Other Stock-Based Compensation
During the year ended December 31, 2019, certain existing and new external investors acquired $0.7 million of outstanding Old Skillz Class B common stock from a current employee at a purchase price greater than the estimated fair value at the time of the transactions. The Company recorded stock-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transactions of $0.5 million in general and administrative expense.
In April and May 2020, certain existing and new investors acquired $11.0 million of outstanding Old Skillz Class B common stock from employees. The Company recorded stock-based compensation expense for the difference between the price paid and the estimated fair value on the date of the transaction of $2.3 million in general and administrative, $0.7 million in sales and marketing, and $0.4 million in research and development.
In August 2020, the Company’s Board of Directors granted an executive officer 2,757,886 non-qualified stock options, which vest 25% on the one year anniversary of the start of the vesting period, and 6.25% after each three months of continuous service subsequent to the first year. The grant date fair value of this option was estimated based on the BSM pricing model, and the total compensation expense that will be recognized over the requisite service period is $23.5 million. As of December 31, 2020, the Company recognized $2.3 million in compensation expense related to this grant.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
11. Income Taxes
The Company has historically generated net operating losses in each of the tax jurisdictions in which it operates and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets.
The provision for income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	115	—	—
Total Current	115	—	—

Deferred:
Federal	—	—	—
State	—	—	—
Total Deferred	—	—	—
Provision for income taxes	$115	$—	$—

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate of 21% is as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. Federal provision (benefit)
At statutory rate	$(25,693)	$(5,956)	$(5,608)
State taxes	90	—	—
Valuation allowance	26,245	6,320	5,671
Stock based compensation	(7,257)	(182)	(141)
Permanent differences	6,730	(182)	78
Total	$115	$—	$—

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$47,864	$21,309
Stock-based compensation	2,492	1,646
Reserves and accruals	1,239	513
Other	291	2
Total deferred tax assets	$51,886	$23,470
Less: valuation allowance	(51,859)	(23,455)
Deferred tax assets, net of valuation allowance	$27	$15
Deferred tax liabilities:
Fixed assets	(27)	(15)
Total deferred tax liabilities	$(27)	$(15)
Net deferred tax assets	$—	$—
A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. As of December 31, 2020 and 2019, the Company has provided a full valuation allowance on its deferred tax assets. The change in total valuation allowance from 2019 to 2020 was an increase of $28.4 million .
The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $201.3 million and $64.9 million, respectively, as of December 31, 2020. The federal and state net operating loss carryforwards, if not utilized, will expire beginning in 2033 and 2031, respectively. $165.3 million of the federal net operating loss carryforwards are not subject to expiration. Utilization of some of the federal and state net operating loss and credit carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has not performed a Section 382 study as of December 31, 2020.
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES Act”) was signed into law. Among other things, the CARES Act permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also contains modifications on the limitation of business interest for tax years beginning in 2019 and 2020. The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income. The CARES Act did not have a significant impact to the Company for any years.
On June 29, 2020, California Governor Newsom signed to law the state’s budget package which included Assembly Bill 85 (AB 85). AB 85 contained two major tax changes: (1) it suspends the usage of net operating losses (NOLs) for certain taxpayers; and (2) it limits certain business tax credits for tax years 2020, 2021, and 2022. Skillz is in a taxable loss position in 2020 and thus the bill has no impact on the 2020 provision. The Company will continue to monitor the impact of AB 85, if any, on future periods.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The Company files tax returns in the U.S., California, Massachusetts, and Oregon. The Company is not currently under examination in any of these jurisdictions and all its tax years remain open to examination due to net operating loss carryforwards. The Company does not have any reserves for uncertain tax positions.
12. Related-Party Transactions
Aside from preferred financing equity transactions discussed and Executive grants discussed in Note 10, the Company did not have any other significant related party transactions in the years ended December 31, 2020, 2019, and 2018.
13. Net Loss Per Share
Net loss per share calculations for all periods prior to the Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Subsequent to the Business Combination, net loss per share was calculated based on the weighted average number of common stock then outstanding.
The Company computes net loss per share of the Class A Common Stock and Class B Common Stock using the two-class method required for participating securities. Basic and diluted loss per share was the same for each period presented as the inclusion of all potential Class A Common Stock and Class B Common Stock outstanding would have been antidilutive. Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights. The following table sets forth the computation of basic and diluted loss per Class A Common Stock and Class B Common Stock (in thousands, except for share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss – Basic and diluted	$(122,461)	$(23,605)	$(27,780)
Denominator:
Weighted average common shares outstanding – Basic and diluted	294,549,146	261,228,108	236,040,717
Net loss per share attributable to common stockholders – Basic and diluted	$(0.42)	$(0.09)	$(0.12)
The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands):

	Number of Securities Outstanding at December 31,
	2020	2019	2018
Convertible promissory notes	—	—	12,099,120
Common and preferred stock warrants	22,314,778	3,635,180	3,087,307
Common stock options	51,735,883	37,206,199	30,911,188
Restricted stock units	341,256	—	—
Earnout shares	10,000,000	—	—
Total	84,391,917	40,841,379	46,097,615

14. Subsequent Events
In January 2021, the conditions for the release of the Earnout Shares were satisfied. The Sponsor will release 10,000,000 of its shares of FEAC Class B common stock from escrow as certain earnout conditions were satisfied. 5,000,000 of such shares will be released to the Sponsor in the form of shares of the Company’s Class A common stock and the other 5,000,000 shares

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
will be released to the Old Skillz stockholders, who will receive shares of the Company’s common stock as a result of the Business Combination in the form of shares of Class A common stock of the Company (other than the Founder and a trust for the benefit of his family members, who will receive shares of Class B common stock of the Company).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm as permitted in this transition period under the rules of the SEC for newly public companies.
Changes in Internal Control
There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the fiscal year ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following is a list of the persons who are Skillz’s directors and their ages.

Name	Age	Position
Andrew Paradise	38	Chief Executive Officer and Chairman of the Board
Casey Chafkin	36	Chief Revenue Officer and Director
Christopher S. Gaffney	58	Director
Harry E. Sloan	70	Director
Jerry Bruckheimer	77	Director
Kent Wakeford	52	Director
Miriam Aguirre	43	Chief Technology Officer
Scott Henry	56	Chief Financial Officer
Vandana Mehta-Krantz	53	Director

Andrew Paradise is the CEO, Chairman of the Board and founder of Skillz. Andrew has grown Skillz into a leading mobile games platform for fair, fun, and meaningful competition, backed by leading venture capitalists, media companies, and professional sports leagues and franchises. Andrew is a thought leader, inventor, and serial entrepreneur with a successful track record. Prior to Skillz, Andrew founded AisleBuyer, which was best known for pioneering mobile self-checkout prior to its sale to Intuit (NASDAQ: INTU) in 2012. Andrew has been the founding inventor behind companies in different technology sectors ranging from eCommerce to image recognition to HR technology. He is a regular contributor to Forbes and has been featured in outlets such as The Wall Street Journal, BBC, Bloomberg, Fast Company, CNBC and was named to the San Francisco Business Times’ 40 Under 40 Class of 2018. Mr. Paradise’s industry experience, leadership abilities and strategic insight make him a valued member of the Board.

Casey Chafkin is the Chief Revenue Officer, Director and co-founder of Skillz. Casey has grown Skillz into a leading mobile games platform for fair, fun and meaningful competition, backed by leading venture capitalists, media companies, and professional sports leagues and franchises. Prior to Skillz, Casey was the VP of Business Development for AisleBuyer (now Intuit GoPayment). Casey received his B.S. in economics from Duke University and his MBA from Harvard Business School. As a leader, entrepreneur, and co-founder, Casey has been featured in outlets such as CNBC, VentureBeat, and Silicon Valley Business Journal. Mr. Chafkin’s leadership and business experience, along with his experience in the industry make him a valued member of the Board.

Christopher S. Gaffney has been an independent director of Skillz since March 2021. Mr. Gaffney co-founded Great Hill Partners, a private equity firm, in 1998 and serves as a Managing Partner. Over the course of his more than 30+ year career in private equity, Mr. Gaffney has served on 45 boards and participated in over 50 acquisitions. Mr. Gaffney currently serves on the boards of directors of the following private companies: Terminus (a sales orchestration software provider), Varicent Software Inc. (a sales performance management software company), Intapp, Inc. (a professional services firm management software company), Enterprise DB (a provider of open-source database software), G/O Media, Inc. (a digital media company), Ikon Science (an oil and gas software company), Mission (an AWS Premier Consulting Partner and Managed Cloud Service Provider), Evolve IP (a cloud solutions provider), Paradox (an HR artificial intelligence company) and Locus Robotics (a robotic process automation company). He also serves on the board of Special Olympics of Massachusetts. Mr. Gaffney earned a B.S. in economics and accounting from Boston College. Mr. Gaffney’s acquisition experience, board experience and experience in technology companies make him a valued member of the Board.

Harry E. Sloan is a director of Skillz and was FEAC’s Chief Executive Officer and Chairman from January 2020 until the closing of the Business Combination. Most recently, Mr. Sloan was a founding investor of Diamond Eagle Acquisition Corp. (Nasdaq: DEAC), which raised $400 million in its initial public offering in May 2019. Mr. Sloan previously served as chairman and chief executive officer of Silver Eagle Acquisition Corp. from April 2013 until the consummation of its initial business combination in March 2015 with Videocon d2h Limited (“Videocon”) (Nasdaq: VDTH). From May 2016 to April 2018, Mr. Sloan served on the board of directors of Videocon, where he was a member of its Nomination, Remuneration and

Compensation Committee. Mr. Sloan also served as chairman and chief executive officer of Global Eagle Acquisition Corp. from February 2011 until the consummation of its business combination in January 2013, and he remains a director of the combined company, Global Eagle Entertainment Inc. From October 2005 to August 2009, Mr. Sloan served as chairman and chief executive officer of Metro- Goldwyn-Mayer, Inc., or MGM, a motion picture, television, home entertainment, and theatrical production and distribution company, and thereafter continued as non-executive chairman until December 2010. MGM filed for bankruptcy protection in 2010. From 1990 to 2002, Mr. Sloan was chairman and chief executive officer of SBS Broadcasting, S.A. (“SBS”) (Nasdaq: SBTV), a European broadcasting group, operating commercial television, premium pay channels, radio stations and related print businesses in Western and Central and Eastern Europe, which he founded in 1990 and continued as executive chairman until 2005. In 1999, SBS became the largest shareholder of Lions Gate Entertainment Corp., or Lions Gate, an independent motion picture and television production company. Mr. Sloan served as chairman of the board of Lions Gate from April 2004 to March 2005. From 1983 to 1989, Mr. Sloan was co-chairman of New World Entertainment Ltd., an independent motion picture and television production company. In January 2011, Mr. Sloan joined the board of Promotora de Informaciones, S.A. (“PRISA”) (NYSE: PRIS), Spain’s largest media conglomerate which owns El Pais, the leading newspaper in the Spanish-speaking world, as well as pay television, radio and digital properties. Since 1999, he served on the board of ZeniMax Media Inc. (ZeniMax”), an independent producer of interactive gaming and web content, that was acquired by Microsoft in 2020 for $7.5 billion. He currently serves on the UCLA Anderson School of Management Board of Visitors and the Executive Board of UCLA Theatre, Film and Television. Mr. Sloan received his B.A. degree from UCLA and J.D. Degree from Loyola Law School. Mr. Sloan’s leadership experience, industry experience and experience with special purpose acquisition companies make him a valued member of the Board.

Jerry Bruckheimer has been an independent director of Skillz since February 2021. Mr. Bruckheimer has more than 40 years of experience as a film and television producer and a deep track record of success across the entertainment spectrum. One of the most successful film and television producers of all time, Mr. Bruckheimer’s productions include the “Pirates of the Caribbean,” “National Treasure,” “Bad Boys,” and “Beverly Hills Cop” franchises, “Black Hawk Down,” “Pearl Harbor,” “Remember the Titans,” “Armageddon,” “The Rock,” “Crimson Tide,” “Top Gun” and “Flashdance.” Mr. Bruckheimer also produced “CSI: Crime Scene Investigation”, “Without a Trace,” “Cold Case,” and “The Amazing Race.” Mr. Bruckheimer is also the producer of “Lucifer,” which was recently renewed by Netflix, and “High Town,” which was recently renewed by Starz. His films collectively have grossed more than $18 billion. Mr. Bruckheimer is the founder and chief executive officer of each of Jerry Bruckheimer, Inc., Jerry Bruckheimer Television, Inc. and Film Visions, Inc. He is also the co-founder of and an investor in the National Hockey League franchise Seattle Kraken. Since 2007, Mr. Bruckheimer served on the board of directors for privately-held ZeniMax, that was acquired by Microsoft in 2020 for $7.5 billion. Mr. Bruckheimer’s longstanding experience in the entertainment industry coupled with his experience as a director of a successful interactive gaming company make him a valued member of the Board.

Kent Wakeford is an independent director of Skillz and has more than 20 years of experience in the technology, digital media, ad tech, gaming and e-sports industries. Kent is the co-founder of and, since June 2017, has served as Vice Chairman of Gen.G E-sports, which, according to Forbes, is the one of the most valuable e-sports team organizations in the world. Previously, Kent was Executive Vice President and later Chief Operating Officer of Kabam from 2011 to January 2017, where he helped grow Kabam to a globally diverse company with over 1,000 employees in seven countries. Kabam games were played by over 500 million people around the world and generated over a billion dollars in revenue. Kent helped lead the sale of Kabam to Netmarble Games for $800 million and then was employed by the remaining entity from January 2017 to June 2017. Prior to serving as Chief Operating Officer at Kabam, Kent was the co-founder and President of Integral Ad Science, the global market leader in digital ad verification which was acquired by Vista Equity Partners for $850 million. Kent is a co-inventor on over 70 patents in the game industry and a prolific industry spokesperson featured in Bloomberg, CNBC, The Wall Street Journal, Los Angeles Times, and ESPN. Kent currently holds board positions at Skillz, FanAI, Inc. and Gen.G. Kent received an undergraduate degree from the University of California, Los Angeles and a Juris Doctorate from the University of Southern California. Mr. Wakeford’s experience in technology, digital media, ad tech, gaming and e-sports industries make him a valued member of the Board.

Miriam Aguirre is the Chief Technology Officer at Skillz. Since joining the Company in 2013, Miriam has helped grow Skillz into the leading mobile games platform for fair, fun, and meaningful competition, backed by leading venture capitalists, media companies, and professional sports leagues and franchises. Miriam is committed to fostering a strong and diverse engineering team, earning recognition from publications including VentureBeat and CIO Magazine for her passion and efforts to bring diversity to gaming and technology. Miriam has also been welcomed as a speaker at industry conferences including Tech Inclusion, TwitchCon, Anita Borg’s Hopper x1 Seattle, and Lesbians Who Tech. A seasoned software engineer, she has also worked at companies including Financial Engines and Hewlett-Packard after earning her B.S. in Computer Science from Massachusetts Institute of Technology.

Scott Henry is the Chief Financial Officer of Skillz. Prior to joining Skillz in August 2020, Scott served as Chief Financial Officer of Magic Leap from December 2014 until December 2019. Magic Leap is a spatial computing company building the next computing platform based in Plantation Florida. At Magic Leap, Scott was responsible for standing up the finance organization to support Magic Leap’s transformation from a research and development company to a fully independent manufacturer and computing platform and ecosystem operator, and for spearheading the company’s capital raising efforts. Prior to Magic Leap, Scott was Chief Financial Officer at Beats Music and Beats Electronics (aka Beats by Dr. Dre). Scott joined Beats in 2011 to help lead the company’s transition from a licensing company to a fully independent global manufacturer. In early 2014, he transitioned to Beats Music to help lead the company through the launch of the Beats branded music streaming service, the transformation from an application development company to an operational business, and the sale to Apple in July 2014. Scott has served as Chief Financial Officer at other companies, including Borders Group and Las Vegas Sands (NYSE:LVS). Scott started his career on Wall Street in 1987 and spent nearly 18 years as an investment banker with ABN Amro, ING Barings, Prudential Securities and Salomon Brothers. Scott currently sits on the Board of Directors of Talespin Reality Labs, an XR technology platform and learning solutions business based in Los Angeles, CA. Scott earned a B.S. in business administration from Syracuse University.

Vandana Mehta-Krantz is an independent director of Skillz and has over 25 years of experience in finance leadership roles at multiple world-class organizations. Vanna qualifies for the Chartered Accountancy designation in Canada in 1990 and the Chartered Financial Analyst designation in 1997. Most recently, from September 2017 to August 2020, Vanna was the CFO of Disney Streaming Services during the preparation and successful launch of the highly anticipated Disney+ video streaming business. In that role, Vanna was responsible for scaling the technology and business functions globally, implementing the systems and processes to handle the new business line, planning and forecasting subscriber counts and financial results by country, as well as developing and publishing the operating metrics to run the business. Vanna was also the CFO and a board member for Bamtech Media, which launched ESPN+. Bamtech Media is an entity owned by Major League Baseball, National Hockey League, and The Walt Disney Company. In this role, she was responsible for establishing the accounting policies, the internal control environment and the audited financial statements, in addition to the financial operational duties for the sports video streaming business. Previously, she held three different divisional CFO roles at Thomson Reuters from 2007-2016 including the CFO of Reuters Media, the CFO of Institutional Equities and the CFO of Wealth Management division. Prior to 2007, Vanna held positions at Pricewaterhousecoopers, Merrill Lynch, Morgan Stanley and Credit Suisse. Vanna received a bachelor of mathematics from the University of Waterloo in Canada. Ms. Mehta-Krantz’s thorough knowledge of finance, accounting, control systems, and her experience in the entertainment industry, make her a valued member of the Board.

Controlled Company Exemption

Our Chief Executive Officer and Director, Andrew Paradise, beneficially owns a majority of the voting power of all outstanding shares of our common stock. As a result, Skillz is a “controlled company” within the meaning of the NYSE’s corporate governance standards. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that its board of directors have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. If Skillz ceases to be a “controlled company” and its shares continue to be listed on the NYSE, Skillz will be required to comply with these standards and, depending on the board’s independence determination with respect to its then-current directors, Skillz may be required to add additional directors to its board in order to achieve such compliance within the applicable transition periods.

Board Committees

The standing committees of Skillz’s board of directors consist of an audit committee, a compensation committee and a nominating and corporate governance committee. The board of directors may from time to time establish other committees.

Skillz’s president and chief executive officer and other executive officers regularly report to the nonexecutive directors and the audit, the compensation and the nominating and corporate governance committees to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls.

Audit Committee

Our audit committee consists of Vandana Mehta-Krantz, serving as the chairperson, Christopher S. Gaffney and Kent Wakeford. Each member of the audit committee qualifies as an independent director under the NYSE corporate governance standards and the independence requirements of Rule 10A-3 under the Exchange Act. Ms. Vandana Mehta-Krantz qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of the NYSE. The purpose of the audit committee is to prepare the audit committee report required by the SEC to be included in Skillz’s proxy statement and to assist the board of directors in overseeing and monitoring (1) the quality and integrity of the financial statements, (2) compliance with legal and regulatory requirements, (3) Skillz’s independent registered public accounting firm’s qualifications and independence, (4) the performance of Skillz’s internal audit function and (5) the performance of Skillz’s independent registered public accounting firm.

The Skillz board of directors has adopted a written charter for the audit committee, which is available on our corporate website at www.skillz.com. The information on our website is not part of this Annual Report on Form 10-K.

Compensation Committee

The Skillz board has a compensation committee, consisting of Kent Wakeford, who serves as the chairperson, and Vandana Mehta-Krantz. The purpose of the compensation committee is to assist the board of directors in discharging its responsibilities relating to (1) setting Skillz’s compensation program and compensation of its executive officers and directors, (2) monitoring Skillz’s incentive and equity-based compensation plans and (3) preparing the compensation committee report required to be included in Skillz’s proxy statement under the rules and regulations of the SEC.

The Skillz board of directors has adopted a written charter for the compensation committee, which is available on our corporate website at www.skillz.com. The information on or accessible through our website is not part of this Annual Report on Form 10-K.

Nominating and Corporate Governance Committee

The Skillz Board’s nominating and corporate governance committee consists of Andrew Paradise, who serves as the chairperson, Casey Chafkin and Kent Wakeford. The purpose of the nominating and corporate governance committee is to assist the board of directors in discharging its responsibilities relating to (1) identifying individuals qualified to become new board of directors members, consistent with criteria approved by the board of directors, (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the board of directors select, the director nominees for the next annual meeting of stockholders, (3) identifying board of directors members qualified to fill vacancies on any board of directors committee and recommending that the board of directors appoint the identified member or members to the applicable committee, (4) reviewing and recommending to the board of directors corporate governance principles applicable to Skillz, (5) overseeing the evaluation of the board of directors and management and (6) handling such other matters that are specifically delegated to the committee by the board of directors from time to time.

The Skillz board of directors has adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at www.skillz.com. The information on or accessible through our website is not part of this Annual Report on Form 10-K.

Code of Business Conduct

We have adopted a code of business conduct that applies to all of its directors, officers and employees, including its principal executive officer, principal financial officer and principal accounting officer, which is available on our website at www.skillz.com. The information on our website is not part of this Annual Report on Form 10-K. To the extent required by law, we expect to disclose any amendments to the code, or any waivers of its requirements, on our website.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee was at any time during fiscal year 2020, or at any other time, one of our officers or employees. We are parties to certain transactions with Paradise described in “Certain Relationships and Related Party Transactions”. None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our board of directors or member of our compensation committee.

Delinquent Section 16(a) Reports

Based upon our review of reports filed with the SEC and written representations that no other reports were required, we believe that all of our directors and executive officers complied with the reporting requirements of Section 16(a) of the Exchange Act during 2020, with the exception of a late Form 4 filing for Harry Sloan, Director, for the grant of restricted stock units on December 16, 2020, and reported in a Form 4 filed December 21, 2020, due to inadvertent administrative error.
Item 11. Executive Compensation.

We are an emerging growth company, as defined in the JOBS Act. As an emerging growth company, we will be exempt from certain requirements related to executive compensation, including, but not limited to, the requirements to hold a nonbinding advisory vote on executive compensation and to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, each as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Introduction

For the year ended December 31, 2020, Skillz’s named executive officers (“Named Executive Officers” or “NEOs”) were:

•Andrew Paradise, Chief Executive Officer;

•Casey Chafkin, Chief Revenue Officer; and

•Scott Henry, Chief Financial Officer.

The objective of Skillz’s compensation program is to provide a total compensation package to each NEO that will enable Skillz to attract, motivate and retain outstanding individuals, align the interests of our executive team with those of our equity holders, encourage individual and collective contributions to the successful execution of our short- and long-term business strategies and reward NEOs for performance.

Summary Compensation Table

The following Summary Compensation Table shows information concerning the annual compensation for services provided to Skillz by our NEOs for the years ended December 31, 2020 and December 31, 2019. Certain other information is provided in the narrative sections following the Summary Compensation Table.

Name and Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total $
Andrew Paradise	2020	$400,000	$3,935,000	$98,986,052	$—	$—	$103,321,052
Chief Executive Officer	2019	$325,000	$—	$2,651,050	$200,000	$4,006	$3,180,056
Casey Chafkin	2020	$300,000	$487,500	$21,408,998	$—	$1,409	$22,197,907
Chief Revenue Officer	2019	$275,000	$—	$—	$100,000	$4,006	$379,006
Scott Henry(5)	2020	$219,847	$200,000	$23,450,208	$—	$—	$23,870,055
Chief Financial Officer

(1)The amounts reported in this column for 2020 include the value of shares of stock that Messrs. Paradise and Chafkin received in lieu of a portion of their base salary in 2020, as follows: (i) Mr. Paradise, $20,000; and (ii) Mr. Chafkin, $15,000. These shares of stock vested in full in accordance with their terms in October 2020.
(2)The amounts reported in this column for 2020 include the following amounts: (a) transaction bonuses paid to each NEO in connection with the Business Combination: Mr. Paradise – $3,335,000; Mr. Chafkin – $112,500; and Mr.

Henry – $50,000; (b) discretionary payouts to the NEOs under our annual bonus plan for 2020: Mr. Paradise – $600,000 (300% of target) and Mr. Chafkin – $375,000 (250% of target); and (c) for Mr. Henry, a one-time signing bonus equal to $150,000. The NEOs received the following aggregate transaction bonus opportunities in connection with the Business Combination: (i) Mr. Paradise – $6,670,000 (50% of which was paid at the time of closing, and 50% of which will be paid on December 16, 2021, subject to Mr. Paradise’s continued employment through such date); (ii) Mr. Chafkin – $450,000 (25% of which was paid at the time of closing, 25% of which will be paid on December 16, 2021 and 50% of which will be paid on June 16, 2022, subject to Mr. Chafkin’s continued employment through each such date; and (iii) Mr. Henry – $200,000 (25% of which was paid at the time of closing, 25% of which will be paid on December 16, 2021, and 50% of which will be paid on June 16, 2022, subject to Mr. Henry’s employment through each such date).
(3)The amounts reported in this column for 2020 represent the aggregate grant date fair value of option awards granted to the NEOs, computed in accordance with FASB ASC Topic 718. See Note 10 to Skillz’s consolidated financial statements included in this Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the grant date fair value of our equity awards.
(4)The amounts reported in this column for 2020 represent 401(k) matching contributions.
(5)Mr. Henry began his employment with Skillz on August 10, 2020 and as such, was not an NEO in 2019.

Base Salaries

Base salaries established for Skillz’s NEOs are paid to attract and retain qualified talent and are set at a level that is commensurate with each executive’s duties and authorities, contributions, prior experience and sustained performance. Our NEOs are entitled to the following annual base salaries:

Name	2020 Base Salary ($) (Effective January 1, 2020)
Andrew Paradise	$400,000
Casey Chafkin	$300,000
Scott Henry (1)	$400,000

(1)Mr. Henry’s 2020 base salary was effective as of his start date, which was August 10, 2020.

Annual Cash Bonuses

Annual cash bonuses are paid to incentivize the NEOs to achieve annual financial and operating performance metrics, at the discretion of the board of directors and for 2020, were based on the compensation committee’s assessment of each executive’s performance, including the successful completion of the Business Combination. For 2020, each of the NEOs had target bonuses equal to 50% of their respective base salaries ($200,000 for Mr. Paradise and Mr. Henry, and $150,000 for Mr. Chafkin).

Employee Benefits

The NEOs participate in employee benefit programs available to its employees generally, including a tax-qualified 401(k) plan. Under this plan, Skillz matches 50% of each dollar contributed by a participant, up to the first 2% of eligible compensation, subject to tax limits. Skillz did not maintain any executive- specific benefit or perquisite programs in 2020.

Employee Stock Purchase Plan

In connection with the Business Combination, we adopted the Skillz Inc. 2020 Employee Stock Purchase Plan (the “ESPP”), a broad-based benefit plan in which our employees, including our NEOs, may purchase shares of Skillz’s Class A common stock at up to a 15% discount. A total of 7,851,394 shares of Class A common stock are reserved for issuance pursuant to future grants under the ESPP, including 4,933,855 shares of Class A common stock initially reserved for issuance and an additional 2,917,539 shares of Class A common stock that were added to the share reserve as of January 1, 2021.

Employment Agreements

All of our NEOs are employees-at-will and none of them have employment agreements with Skillz. Mr. Henry is party to an offer letter, dated August 6, 2020 (the “Offer Letter”), under which he serves as the Company’s Chief Financial Officer at-

will for an annual base salary of $400,000 (as noted above) and is eligible to receive an annual cash bonus equal to $200,000, subject to the achievement of individual and Company performance goals and Mr. Henry’s continued employment. Pursuant to the Offer Letter, Mr. Henry received a one-time signing bonus equal to $150,000, the post-tax portion of which must be repaid in the event that Mr. Henry voluntarily terminates employment prior to being employed for 12 months. Under the Offer Letter, Mr. Henry was required to enter into the Company’s standard form of confidential information and invention assignment agreement, under which Mr. Henry is subject to confidentiality and assignment of inventions obligations, as well as an obligation not to solicit employees or consultants during his employment and for a period of 12 months following the termination thereof.

In connection with the Offer Letter, Mr. Henry received a nonqualified stock option to purchase 2,757,886 shares of Class A common stock (on an as-converted basis), which vests 25% on the first anniversary of the vesting commencement date and 6.25% in quarterly installments over the next three years. In the event of an “exit transaction” (as defined in the Offer Letter), Mr. Henry’s options will vest in full, subject to his continuous service through the consummation of the exit transaction or termination other than for cause in connection with the exit transaction.
Potential Payments Upon Termination or Change in Control

In connection with the Business Combination, we adopted the Skillz Inc. Executive Severance and Change in Control Plan (the “Severance Plan”). The purpose of the Severance Plan is to: (i) provide financial support to a select group of senior-level executives of Skillz, including the NEOs, in the period following the termination of their employment, (ii) recognize the valuable contributions made by eligible employees to the Company, and (iii) help attract and retain highly qualified employees who are essential to the Company’s success. Under the Severance Plan, a covered executive who experiences a qualifying termination is eligible to receive severance benefits based on the executive’s years of service and position, consisting of (i) cash severance equal to an amount ranging from three to eighteen months’ base salary, and (ii) healthcare continuation payments for a period ranging from three to eighteen months. In addition, an executive who experiences a qualifying termination in connection with a change in control, as such term is defined in the Omnibus Plan (as defined below), is eligible to receive a portion of their target bonus.

Pursuant to the Severance Plan, in the event of a termination without cause or for good reason (each as defined in the Severance Plan), not in connection with a change in control, (i) Mr. Paradise would be eligible to receive severance benefits equal to 12 months of continued base salary and continued health and welfare coverage for 12 months, and (ii) Messrs. Chafkin and Henry would be eligible to receive severance benefits equal to nine months of continued base salary and continued health and welfare coverage for nine months. If the termination without cause or for good reason occurs within the three months prior to or 12 months following the consummation of a change in control (a “CIC Qualifying Termination”), the Severance Plan instead would provide (i) Mr. Paradise with 18 months of base salary, payable in a lump sum, 1.5 times his target bonus for the year of termination, and continued health and welfare coverage for 18 months, and (ii) Messrs. Chafkin and Henry with 12 months of base salary, payable in a lump sum, their target bonuses for the year of termination, and continued health and welfare coverage for 12 months. The receipt of all severance benefits is subject to the NEO’s execution and non-revocation of a general release of claims.

The Severance Plan also provides that, in the event of a CIC Qualifying Termination, any outstanding and unvested time-based equity awards held by the NEOs under the Omnibus Plan will automatically vest in full, and any outstanding performance-vesting equity awards held by the NEOs under the Omnibus Plan will be treated as set forth in the Omnibus Plan and applicable award agreements.

The equity awards held by our NEOs that were granted under the Omnibus Plan in substitution for the pre-closing awards they had received under the Skillz Inc. 2017 Equity Incentive Plan (the “2017 Plan”), will also vest in full in the event of a termination by Skillz without cause or a resignation for good reason. For purposes of these awards, “good reason” means, without the NEO’s consent, (i) the material reduction by Skillz of the executive’s duties, authority or responsibilities, taken as a whole, (ii) a material reduction in the executive’s target annual cash compensation (other than pursuant to a company-wide salary reduction applicable to similarly situated employees), or (iii) a required relocation that increases the executive’s one-way commuting distance by more than 50 miles.

Certain 2021 Pay Actions

The compensation committee approved the following compensation adjustments for the NEOs, effective January 1, 2021, in light of the Company’s transition from a private company to a public company: (i) for Mr. Paradise, an increase in base salary to $525,000 and a target bonus of 100% of base salary; (ii) for Mr. Chafkin, an increase in base salary to $425,000 and a target bonus of 100% of base salary; and (iii) for Mr. Henry, an increase in base salary to $425,000 and a target bonus of 75% of base salary. In addition, on March 4, 2021, the compensation committee approved a grant of 293,169 restricted stock units under the Omnibus Plan for Mr. Chafkin, vesting 25% on the first anniversary of the grant date, with the remainder vesting in substantially equal quarterly installments over the next three years, generally subject to Mr. Chafkin’s continued employment with the Company through each applicable vesting date.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table shows information regarding equity awards held by the NEOs that were outstanding as of December 31, 2020.

Name (1)	Grant Date (2)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#) (3)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (4)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (5)	Market Value of Shares or Units of Stock That Have Not Vested ($) (6)
Andrew Paradise	7/26/2017	6,585,457	439,031	—	$0.051	1/31/2027	—	$—
	4/29/2019	—	—	—	—	—	1,495,086	$29,901,720
	4/15/2020	—	—	—	—	—	9,921,314	$198,426,280
	12/16/2020	—	—	9,960,000	$17.68	12/16/2030	—	$—

Casey Chafkin	7/26/2017	1,646,360	109,758	—	$0.051	1/31/2027	—	$—
	11/5/2018	577,621	449,263	—	$0.39	11/4/2028	—	$—
	4/15/2020	—	—	—	$1.15	4/15/2030	1,852,695	$37,053,900
	12/16/2020	—	—	2,040,000	$17.68	12/16/2030	—	$—

Scott Henry	8/12/2020	—	2,757,886	—	$1.33	8/11/2030	—	$—

(1)All outstanding equity awards as of December 31, 2020, as reported in this table, are denominated in (i) for Mr. Paradise, shares of Class B common stock, and (ii) for Messrs. Chafkin and Henry, shares of Class A common stock. As of the closing of the Business Combination, all outstanding pre-closing equity awards under the 2017 Plan were replaced by economically equivalent substitute awards under our new Omnibus Plan, and the share numbers and exercise prices of such awards are shown in this table on an as-converted basis.
(2)This column shows the original grant dates for the awards that were substituted under the Omnibus Plan.
(3)The stock options shown in this column vest (or vested) 25% on the first anniversary of the grant date or vesting commencement date and 6.25% in quarterly installments over the next three years.
(4)The stock options shown in this column were awarded to Messrs. Paradise and Chafkin in connection with the closing of the Business Combination, and they vest as described under the heading “Closing Option Grants,” below.
(5)The shares of restricted stock shown in this column vest (or vested) as follows:
•On April 30, 2019, Mr. Paradise early exercised an option to purchase 2,990,172 shares of Class B common stock granted to him on April 29, 2019. The shares received upon such early exercise remained restricted in accordance with the terms of the original option grant and vest (or vested) in monthly installments over four years following the grant date. Mr. Paradise waived the automatic acceleration of vesting that would have occurred in connection with the closing of the Business Combination with respect to such restricted shares and as such, the restricted shares remain subject to their original vesting schedule. The number of shares reported in the table above reflects the number of shares that were unvested as of December 31, 2020.
•On May 14, 2020, Mr. Paradise early exercised an option to purchase 9,921,314 shares of Class B common stock granted to him on April 15, 2020. The shares received upon such early exercise remained restricted in accordance with the terms of the original option grant and vest 25% on the first anniversary of the grant date and 6.25% in quarterly installments over the next three years. Mr. Paradise waived the automatic acceleration of vesting that would have occurred in connection with the closing of the Business Combination with respect to such restricted shares and as such, the restricted shares remain subject to their original vesting schedule.

•On May 14, 2020, Mr. Chafkin early exercised an option to purchase 1,852,695 shares of Class B common stock granted to him on April 15, 2020. The shares received upon such early exercise remained restricted in accordance with the terms of the original option grant and vest 25% on the first anniversary of the grant date and 6.25% in quarterly installments over the next three years. Mr. Chafkin waived the automatic acceleration of vesting that would have occurred in connection with the closing of the Business Combination with respect to such restricted shares and as such, the restricted shares remain subject to their original vesting schedule.
(6)For purposes of this table, the market value of unvested shares of restricted stock is determined by multiplying the number of shares by $20.00, the closing price of a share of Class A common stock on December 31, 2020.

2020 Pre-Business Combination Grants to NEOs

In 2020, prior to the closing of the Business Combination, the NEOs received stock option awards pursuant to the 2017 Plan, as summarized below:

•Time-Vesting Options. Messrs. Paradise and Chafkin each received time-vesting options on April 15, 2020, which they early exercised on May 14, 2020. Upon such exercise, they each received restricted shares that remained subject to continued vesting. In connection with the closing of the Business Combination, these shares of restricted stock were substituted for shares of restricted stock under the Omnibus Plan, which will vest in accordance with the original vesting schedule applicable to the pre-substitution awards. Please see footnote 4 to the Outstanding Equity Awards Table for additional detail regarding these awards. In addition, Mr. Henry received time-vesting options on August 12, 2020, which vest 25% on the first anniversary of the grant date or vesting commencement date and 6.25% in quarterly installments over the next three years.

•Milestone-Vesting Options. Mr. Chafkin received milestone-vesting options on April 15, 2020, which were subject to vesting based on the achievement of specified levels of “enterprise value” in connection with an “exit transaction” (each as defined in the applicable award agreements), ranging from $1.5 billion to $2.7 billion in enterprise value. Mr. Chafkin early exercised this milestone-vesting option on May 14, 2020 and received restricted shares that remained subject to vesting based on the applicable milestones. These performance goals were satisfied in full and the options or restricted shares, respectively, vested in full in connection with the closing of the Business Combination.

Closing Option Grants

In connection with the closing of the Business Combination (and as set forth in the “Outstanding Equity Awards Table” above), Messrs. Paradise and Chafkin each received, pursuant to the Omnibus Plan, nonqualified stock options to purchase, respectively, 9,960,000 shares of Class B common stock and 2,040,000 shares of Class A common stock. The options will vest in three equal increments as follows: (i) one-third (1/3) of the options will vest and become exercisable as of the date, following the grant date, that the volume weighted average price on the NYSE of a share of Class A common stock over a ten (10) trading day period (“VWAP”) equals or exceeds 3.0x the VWAP of the shares as of the closing date of the Business Combination, (ii) one-third (1/3) of the options will vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 4.0x the VWAP of the shares as of the closing date of the Business Combination, and (iii) one-third (1/3) of the options will vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 5.0x the VWAP of the shares as of the closing date of the Business Combination. The exercise price per share subject to these options is $17.68, the closing price of a share of Class A common stock on the closing date of the Business Combination.

Skillz Inc. 2020 Omnibus Incentive Plan

We established the Skillz Inc. 2020 Omnibus Incentive Plan (the “Omnibus Plan”) in connection with the closing of the Business Combination in 2020. The purpose of the Omnibus Plan is: (i) to encourage profitability and growth through short-term and long-term incentives that are consistent with Skillz’s objectives; (ii) to give its participants an incentive for excellence in individual performance; (iii) to promote teamwork among its participants; and (iv) to give us a significant advantage in attracting and retaining key employees, directors, and consultants. The Omnibus Plan provides for the grant of awards in the form of incentive stock options within the meaning of Section 422 of the Code, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance-based awards (including performance shares, performance units and performance bonus awards), and other stock-based or cash-based awards. A total of 54,256,972 shares of Class A common stock and 12,077,144 shares of Class B common stock are reserved and available for issuance under the Omnibus Plan, including (i) 39,669,278 shares of Class A common stock initially reserved for issuance and an additional 14,587,694 shares of Class A common stock that were added to the share reserve as of January 1, 2021, and (ii) 8,172,581 shares of Class B common stock initially reserved for issuance and an additional 3,904,563 shares of Class B common stock that were added to the share reserve as of January 1, 2021.

Director Compensation Table

The following table provides information concerning the compensation of each non-employee director who served on Skillz’s board of directors in 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards	All Other Compensation ($)	Total $
Kent Wakeford	—	$614,981	—	—	$614,981
Drew Tarlow (2)	—	—	—	—	$—
Ryan Moore (2)	—	—	—	—	$—
Laurence Tosi (2)	—	—	—	—	$—
Vandana Mehta-Krantz (3)	—	$614,981	—	—	$614,981
Harry E. Sloan	—	$614,981	—	—	$614,981
_________________
(1)The amounts reported in this column represent the aggregate grant date fair value of restricted stock unit (“RSU”) awards granted to the non-employee directors, computed in accordance with FASB ASC Topic 718. See Note 10 to Skillz’s audited consolidated financial statements included in this Annual Report on Form 10-K for a discussion of all assumptions made by us in determining the grant date fair value of our equity awards. As described below under “Director Compensation Program,” each of Messrs. Wakeford and Sloan and Ms. Mehta-Krantz received an initial RSU grant (consisting of 24,321 RSUs) and an annual RSU grant (consisting of 10,463 RSUs) under the Omnibus Plan in connection with the closing of the Business Combination. As of December 31, 2020, each of Messrs. Wakeford and Sloan and Ms. Mehta-Krantz held and aggregate of 34,784 outstanding and unvested RSUs.
(2)Messrs. Tarlow, Moore, and Tosi ceased serving on the Board as of the closing of the Business Combination.
(3)Ms. Mehta-Krantz began serving on the Board effective as of the closing of the Business Combination.

Director Compensation Program

Prior to the completion of the Business Combination, only one director, Kent Wakeford, had received compensation from Skillz for his service on the board of directors, in the form of a stock option granted in 2017, but did not receive any cash compensation.

In connection with the closing of the Business Combination, we adopted a new non-employee director compensation program, which is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of Skillz stock to further align their interests with those of our stockholders. The new program will provide the following compensation for non-employee directors going forward:

•An annual cash retainer of $40,000;

•An annual cash retainer of $20,000 for the chair of the audit committee, $15,000 for the chair of the compensation committee and $9,000 for the chair of the nominating and corporate governance committee;

•An annual cash retainer of $10,000 for members of the audit committee, $7,500 for members of the compensation committee and $4,500 for members of the nominating and corporate governance committee;

•An initial grant of restricted stock units under the Incentive Plan with a target grant value of $430,000 upon each director’s election to office, which vests ratably an annual basis over four years;

•An annual grant of restricted stock units under the Incentive Plan with a target grant value of $185,000 for each director who has completed six months’ service, which vests after one year; and

•An additional annual cash retainer of $25,000 for serving as our non-executive chair and $15,000 for serving as our lead director, in each case, if applicable.

Each of Messrs. Wakeford and Sloan, and Ms. Mehta-Krantz received initial and annual grants of RSUs under the Omnibus Plan in connection with the closing of the Business Combination. The annual grants awarded at the closing were in lieu of the annual grants that would otherwise have been made at the time of our 2021 annual meeting of stockholders. With respect to Ms. Mehta-Krantz, the Board determined to waive the six-month service requirement normally applicable to annual RSU grants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Class A common stock and Class B common stock as of March 5, 2021 by:

a.each of our directors and executive officers;

b.all directors and executive officers as a group; and

c.each person who is known to us to own beneficially more than 5% of the Company’s common stock.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership, the Company deemed outstanding shares of its common stock subject to options and warrants held by that person that are currently exercisable or exercisable within 60 days. The Company did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

The percentage ownership of common stock is based on 291,753,871 shares of Class A common stock and 78,090,663 shares of Class B common stock outstanding as of March 5, 2021. The number of shares held by each beneficial owner reflects the release from escrow of the Earnout Shares on March 5, 2021.

Unless otherwise indicated and subject to applicable community property laws, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock of the Company beneficially owned by them.

Unless otherwise indicated below, the address of each beneficial owner listed in the table below is c/o Skillz Inc., P.O. Box 445, San Francisco, California 94104.

Beneficial Owner	Number of shares of Class A Common Stock	%	Number of shares Class B Common Stock	%	% of Total Voting Power**
Andrew Paradise(1)(2)	—	—	84,028,622	98.7%	84.3%
Casey Chafkin(1)	16,671,813	4.5%	—	—	—
Christopher S. Gaffney(1)(3)	14,368,562	3.9%	—	—	*
Harry Sloan(1)	—	—	—	—	—
Jerry Bruckheimer(1)	—	—	—	—	—
Kent Wakeford(1)	1,682,655	*	—	—	*
Vandana Mehta-Krantz(1)	—	—	—	—	—
Miriam Aguirre(1)	2,748,256	*	—	—	*
Scott Henry(1)	—	—	—	—	—
All Directors and Executive Officers as a Group (Nine Individuals)	35,471,286	9.6%	84,028,622	98.7%	86.2%
Five Percent Holders:
Atlas Venture Fund, IX L.P.(4)	23,717,847	6.4%	—	—	1.3%
Entities Affiliated with WestCap Management LLC(5)	22,148,502	6.0%	—	—	1.2%
Bonderman Family Limited Partnership(6)	21,832,022	5.9%	—	—	1.2%
Morgan Stanley Investment Management Inc.(7)	20,522,078	5.5%	—	—	1.1%

*Denotes less than 1%
**Percentage of total voting power represents voting power with respect to all shares of Class A common stock and Class B common stock, as a single class. Each share of Class B common stock is entitled to 20 votes per share of Class A common stock is entitled to one vote per share.
(1)The business address of each of these stockholders is P.O. Box 445, San Francisco, CA 94104.
(2)Includes options to acquire 7,024,488 shares of Class B common stock.
(3)Includes 14,368,562 shares of Class A common stock owned by The UBMB LLC. Mr. Gaffney is the sole manager of this entity. The UBMB LLC is owned 1% by Mr. Gaffney, 1% by Mr. Gaffney’s spouse, and 98% by the CS Gaffney and KA Kames 2017 Irrevocable Trust, the beneficiaries of which are the children of Mr. Gaffney and his spouse.
(4)Based solely on a Schedule 13D filed by Atlas Venture Fund IX, L.P. (“Atlas Fund IX”), Atlas Venture Associates IX, L.P. (“Atlas Associates IX”) and Atlas Venture Associates IX, LLC (“Atlas Associates IXLLC” and collectively, the “Atlas Reporting Persons”) on December 28, 2020. Atlas Associates IX is the sole general partner of Atlas Fund IX. Atlas Associates IX LLC is the sole general partner of Atlas Associates IX. Each of the Atlas Reporting Persons disclaims beneficial ownership of all shares except to the extent of its pecuniary interest, if any, therein. The business address of the Atlas Reporting Persons is 56 Wareham Street, Floor 3, Boston, MA 02118.
(5)Based solely on a Schedule 13D filed by Laurence A. Tossi (“Tossi”), WestCap Management, LLC (“WC Management”), WestCap Strategic Operator Fund GP (“WC SOF GP”), WestCap Strategic Operator Fun, L.P. (“WC SOF LP”), WestCap Skillz 2020 Co-Invest, LLC (“WC Skillz 2020 Co-Invest”), WestCap Skillz, LLC (“WC Skillz”), WestCap Skillz 2020-A, LLC (“WC Skillz 2020-A), WestCap Skillz 2020-A1, LLC (“WC Skillz 2020-A1”) and WestCap Skillz 2020, LLC (“WC Skillz 2020” and collectively, the “WC Reporting Persons”) on December 28, 2020. Tossi is the sole owner of each of WC Management and WC SOF GP. WestCap Management is the managing member of each of WC Skillz 2020 Co-Invest, WC Skillz and WC Skillz 2020. WC SOF GP is the general partner of WC SOF LP. WC SOF LP is the sole member of each of WC Skillz 2020-A and WC Skillz 2020-A1. Each of the WC Reporting Persons expressly disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein. The business address of each of the WC Reporting Persons is 590 Pacific Avenue, San Francisco, California 94133.
(6)Based solely on a Schedule 13D filed by Wildcat Capital Management, LLC (“Wildcat”), Bonderman Family Limited Partnership (“BFLP”) and Leonard A. Potter (“Potter” and collectively, the “Wildcat Reporting Persons”) on December 28, 2020. Wildcat has voting and dispositive power over the shares held by BFLP pursuant to BFLP’s limited partnership agreement and an investment management agreement to which Wildcat and BFLP are parties. Potter is the sole member of, and is an officer of, Wildcat. Each of Wildcat and Potter may be deemed to be beneficially own the shares held by BFLP and expressly disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. The address for BFLP is 301 Commerce Street, Suite 3150, Fort Worth, Texas 76102.

(7)Based solely on a Schedule 13G filed on January 8, 2021 by Morgan Stanley and Morgan Stanley Investment Management Inc., a registered investment adviser and wholly owned subsidiary of Morgan Stanley (MSIM), whose business addresses are 1585 Broadway, New York, NY 10036 and 522 Fifth Avenue, New York, NY 10036, respectively.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Historical Old Skillz redeemable convertible preferred stock, common stock, and per share amounts were not retroactively adjusted to reflect the Business Combination.

Certain Relationships and Related Transactions

Our Board has adopted a written related party transaction approval policy pursuant to which the Audit Committee will review and approve or take such other action as it may deem appropriate with respect to the following transactions:

•a transaction in which we are a participant and which involves an amount exceeding $120,000 and in which any of our directors, officers or 5% stockholders, or any other “related person” as defined in Item 404 of SEC Regulation S-K (“Item 404”), has or will have a direct or indirect material interest; and

•any other transaction that meets the related party disclosure requirements of the SEC as set forth in Item 404.

This policy also provides that the following transactions are deemed pre-approved:

•decisions on compensation of our directors or executive officers, if required to be disclosed in the Company’s proxy statement;

•certain ordinary course transactions where a related person has a limited interest;

•transactions where a related person’s interest or benefit arises solely from such person’s ownership of our securities and holders of such securities receive the same benefit on a pro rata basis; and

•transactions where the rates or charges involved in the transactions are determined by competitive bids.

Skillz

Series E Financing

From April 15, 2020 through September 15, 2020, Old Skillz issued and sold an aggregate of 2,382,660 shares of its Series E Preferred Stock at a purchase price of $32.208 per share for aggregate consideration of approximately $76.7 million.

The participants in this convertible preferred stock financing included certain holders of more than 5% of Old Skillz’s capital stock and certain directors or their respective affiliates. The following table sets forth the aggregate number of shares of Series E Preferred Stock issued to these related parties in this convertible preferred stock financing:

Stockholder	Shares of Series E Preferred Stock	Total Purchase Price
Andrew Paradise	6,497	$209,255.38
Bonderman Family Limited Partnership	62,097	$2,000,020.18
Accomplice Skillz 2020 Investors, LLC	93,145	$3,000,014.16
Liberty Global Ventures Group Ltd.	119,295	$3,842,253.36
Telstra Ventures Fund II, L.P.	130,137	$4,191,452.50
WestCap Skillz 2020, LLC	1,295,958	$41,740,215.26

Other Agreements and Promissory Notes

On April 29, 2019, Old Skillz entered into an Option Agreement with Andrew Paradise, Skillz’s Chief Executive Officer, pursuant to which Old Skillz granted Mr. Paradise options to purchase 12,007,118 shares of its Class A common stock. On April 30, 2019, Mr. Paradise exercised his option to purchase 12,007,118 shares of Class A common stock. In connection with this exercise, Mr. Paradise issued Old Skillz a Promissory Note, dated April 30, 2019, in the principal amount of $3,842,277.76.

On April 15, 2020, Old Skillz entered into an Option Agreement with Mr. Paradise, pursuant to which Old Skillz granted Mr. Paradise an option to purchase 13,279,768 shares of its Class A common stock. On May 14, 2020, Old Skillz entered into an Option Exercise Agreement with Mr. Paradise, pursuant to which Mr. Paradise exercised his option to purchase 13,279,768 shares of Class A common stock. In connection with this exercise, Mr. Paradise issued Old Skillz a Promissory Note dated May 14, 2020, in the principal amount of $11,420,600.48.

On April 15, 2020, Old Skillz entered Option Agreements with Casey Chafkin, Old Skillz’s Chief Revenue Officer, pursuant to which Old Skillz granted Mr. Chafkin an option to purchase 3,719,774 Class B common stock of Old Skillz. On May 14, 2020, Old Skillz entered into Option Exercise Agreements with Mr. Chafkin, pursuant to which he exercised his option to purchase 3,719,774 shares of Class B common stock (the “CRO Option Exercise”) under and pursuant to Old Skillz’s 2017 Equity Incentive Plan. In connection with the CRO Option Exercise, Mr. Chafkin issued Old Skillz a Promissory Note, dated May 14, 2020, in the principal amount of $3,199,005.64 (the “CRO Promissory Note”).

In connection with the closing of the Business Combination, Old Skillz entered into note cancellation agreements (the “Note Cancellation Agreements”) with each of Mr. Paradise and Mr. Chafkin. Pursuant to the Note Cancellation Agreements, each of the promissory notes issued by Mr. Paradise and Mr. Chafkin to Old Skillz were repaid and satisfied in full through the surrender of shares of capital stock of Old Skillz.

FEAC

On January 15, 2020, Eagle Equity purchased an aggregate of 11,500,000 of FEAC’s founder shares in exchange for a capital contribution to FEAC of $25,000, or approximately $0.002 per share. On February 10, 2020, FEAC conducted a 1:1.25 stock split of its founder shares, such that Eagle Equity Sponsor directly continued to own all 14,375,000 outstanding founder shares. On March 2, 2020, 20,000 founder shares were transferred to each of Scott M. Delman and Joshua A. Kazam, FEAC’s director nominees, resulting in Eagle Equity holding 14,335,000 founder shares. On March 6, 2020, FEAC conducted a 1:1.2 stock split of its founder shares, resulting in Eagle Equity holding an aggregate of 17,210,000 founder shares and there being an aggregate of 17,250,000 founder shares outstanding. In connection with the Business Combination, Eagle Equity agreed to forfeit 899,797 founder shares.

Simultaneously with the closing of FEAC’s IPO, Eagle Equity purchased an aggregate of 10,033,333 private placement warrants at $1.50 per private placement warrant ($15,050,000 in the aggregate). Each private placement warrant was exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share. The proceeds from the private placement warrants were added to the proceeds from the FEAC IPO held in the trust account. In connection with the Business Combination, Eagle Equity agreed to forfeit 5,016,666 private placement warrants.

Independence of the Board of Directors

NYSE rules generally require that independent directors must comprise a majority of a listed company’s board of directors. As a controlled company, we are largely exempt from such requirements. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, we have determined that Christopher S. Gaffney, Jerry Bruckheimer, Vandana Mehta-Krantz and Kent Wakeford, representing four of Skillz’s seven directors, are “independent” as that term is defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE.
Item 14. Principal Accountant Fees and Services.

Audit Fees

The following table presents fees for professional services rendered by Ernst & Young LLP (“EY”) for the years ended December 31, 2020 and 2019 (in thousands):

	2020	2019
Audit Fees(1)	$2,675	$40
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total:	$2,675	$40

1. “Audit Fees” consist of fees and expenses billed for professional services rendered for the audit of our consolidated financial statements and services that are normally provided by EY in connection with regulatory filings. The aggregate fees billed by EY in 2020 include audit services related to the Business Combination.
2.“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
3.“Tax Fees” consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
4.“All Other Fees” consist of fees billed for all other services. We did not pay EY for other services for the year ended December 31, 2020 and 2019.

Pre-Approval Policies and Procedures

The Audit Committee has sole authority to engage and determine the compensation of our independent registered public accounting firm. The Audit Committee also is directly responsible for evaluating the independent registered public accounting firm, reviewing and evaluating the lead partner of the independent registered public accounting firm and overseeing the work of the independent registered public accounting firm. The Audit Committee annually pre-approves services to be provided by EY, and also considers and is required to pre-approve the engagement of EY for the provision of other services during the year. For each proposed service, the independent registered public accounting firm is required to provide detailed supporting documentation at the time of approval to permit the Audit Committee to make a determination as to whether the provision of such services would impair the independent registered public accounting firm’s independence, and whether the fees for the services are appropriate.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) We have filed the following documents as part of this Annual Report on Form 10-K:
1. Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements and Schedule” under Part II, Item 8 of this Annual Report on Form 10-K.
2. Exhibits
The documents listed in the Exhibit Index of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Merger Agreement, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corp., FEAC Merger Sub Inc., Skillz Inc., and Andrew Paradise, solely in his capacity as representative of the stockholders of Skillz Inc.	8-K(1)	2.1	9/2/20
3.1	Amended and Restated Certificate of Incorporation of Skillz Inc.	8-K	3.1	12/21/20
3.2	Amended and Restated Bylaws of Skillz Inc.	8-K	3.2	12/21/20
4.1	Form of Specimen Class A Common Stock Certificate of Skillz Inc.	8-K	4.1	12/21/20
4.2	Warrant Agreement, dated March 5, 2020, by and between Flying Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent	8-K(1)	4.1	3/10/20
4.3**	Description of Skillz Inc.’s Securities
10.1+	Skillz Inc. 2020 Omnibus Incentive Plan	S-4(1)	Annex F	9/8/20
10.2+	Skillz Inc. 2020 Employee Stock Purchase Plan	S-4(1)	Annex G	9/8/20
10.3+	Form of Indemnification Agreement	8-K	10.1	2/26/21
10.4	Support Agreement, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corp. and certain Supporting Stockholders of Skillz Inc.	8-K(1)	10.3	9/2/20
10.5	Eighth Amended and Restated Investors’ Rights Agreement, dated September 1, 2020, by and among Flying Eagle Acquisition Corp., Skillz Inc. and certain of its stockholders	8-K(1)	10.2	9/2/20
10.6†	Earnout Escrow Agreement, dated December 16, 2020 by and among Skillz Inc., Andrew Paradise, solely in his capacity as representative of the stockholders of Skillz Inc., Eagle Equity Partners II LLC and Continental Stock Transfer & Trust Company	8-K	10.6	12/21/20
10.7	Director Nomination Agreement, dated December 16, 2020, by and between Skillz Inc. and Eagle Equity Partner II, LLC	8-K	10.7	12/21/20
10.8	Note Cancellation Agreement dated as of December 16, 2020 by and between Skillz Inc. and Andrew Paradise	8-K	10.8	12/21/20
10.9	Note Cancellation Agreement dated as of December 16, 2020 by and between Skillz Inc. and Casey Chafkin	8-K	10.9	12/21/20
10.10†*	Amendment to Skillz Online Developer Terms and Conditions of Service, dated January 15, 2020, by and between Skillz Inc and Tether Studios, Inc.	S-4(1)	10.9	11/2/20
10.11+	Form of Option Agreement	8-K	10.11	12/21/20
10.12+	Skillz Inc. Executive Severance and Change in Control Plan	8-K	10.12	12/21/20
10.13+	Form of Severance Plan Participation Agreement	8-K	10.13	12/21/20
10.14	Investor Rights Agreement dated September 1, 2020 by and among Flying Eagle Acquisition Corp., Skillz Inc., and the stockholders named therein	8-K	10.14	12/21/20
21.1**	List of Subsidiaries

23.1**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1) Filed by Flying Eagle Acquisition Corp.

† Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

* Certain portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10)(iv). The Registrant agrees to furnish an unredacted copy of the exhibit to the SEC upon its request.

**Filed herewith.

***Submitted electronically with the report.

+ Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the 12th day of March, 2021.

SKILLZ INC.

By:	/s/ Andrew Paradise
Name:	Andrew Paradise
Title:	Chief Executive Officer and Chairman

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Andrew Paradise and Scott Henry, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in- fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Paradise	Chief Executive Officer and Chairman (Principal Executive Officer)	March 12, 2021
Andrew Paradise

/s/ Scott Henry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2021
Scott Henry

/s/ Casey Chafkin	Chief Revenue Officer and Director	March 12, 2021
Casey Chafkin

/s/ Jerry Bruckheimer	Director	March 12, 2021
Jerry Bruckheimer

/s/ Christopher S. Gaffney	Director	March 12, 2021
Christopher S. Gaffney

/s/ Vandana Mehta-Krantz	Director	March 12, 2021
Vandana Mehta-Krantz

/s/ Harry E. Sloan	Director	March 12, 2021
Harry E. Sloan

/s/ Kent E. Wakeford	Director	March 12, 2021
Kent E. Wakeford