Form 10-K/A
period 2020-12-31
Skillz Inc.
filed 2021-05-13
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Skillz Inc.'s definitive Proxy Statement filed with the Securities and Exchange Commission on April 14, 2021 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 26, 2021 are incorporated by reference into Part III of this Form 10-K/A.

Explanatory Note
Skillz Inc. (together with its subsidiaries, “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission, (“SEC”), on March 12, 2021, or the Original Filing, to restate our consolidated financial statements for the year ended December 31, 2020. This Annual Report also amends certain other items in the Original Filing, as listed in “Items Amended in this Annual Report” below and described in “Note 3—Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements included herein.

Background of Restatement
On April 12, 2021, the staff of the SEC issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities and measured at fair value on the SPAC’s balance sheet as opposed to equity, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.
In December 2020, in connection with the Company’s merger (the “Business Combination”) with Flying Eagle Acquisition Corp. (“FEAC”), a SPAC, we acquired Public and Private Common Stock Warrants, which were accounted for as equity as opposed to liabilities, on our balance sheets and our statements of operations did not include the subsequent non-cash changes in estimated fair value of the Public and Private Common Stock Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within our warrant agreements and our application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Public and Private Common Stock Warrants, in light of the SEC Staff’s Statement. Based on this reassessment, we determined that the Public and Private Common Stock Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.
On April 29, 2021, the Audit Committee of our Board of Directors (the “Audit Committee), in consultation with management and our independent auditors, concluded that, because of a misapplication of the accounting guidance applicable to the warrants acquired in connection with the Company’s Business Combination, our previously issued consolidated financial statements as of and for the year ended December 31, 2020 should no longer be relied upon. As such, we determined that we would restate our consolidated financial statements as of and for the year ended December 31, 2020.

Effect of Restatement and Revisions

As described above, as a result of the misapplication of the accounting guidance applicable to the Public and Private Common Stock Warrants, we are including in this Annual Report restated consolidated financial statements as of and for the year ended December 31, 2020. The cumulative effect of the change in the accounting treatment of the warrants and the resulting restatement and revision of our consolidated financial statements resulted in $178 million of common stock warrant liabilities, an 11% increase in our accumulated deficit of approximately $23 million and a 34% decrease in additional paid-in capital of approximately $155 million as of December 31, 2020. The change in the accounting treatment for the warrants and the resulting restatement and revision of our consolidated financial statements include (i) the reclassification of the initial fair value of the warrants in the Business Combination from additional paid-in capital to common stock warrant liabilities within our balance sheet and (ii) the adjustment of previously reported other expense for the change in fair value of the common stock warrant liabilities and related transaction costs and advisor fees in our statements of operations and corresponding adjustments to accumulated deficit for the year ended December 31, 2020. There was no impact on revenues, operating expenses or operating loss as the change in fair value of the common stock warrant liabilities is presented within other income (expense) and not as a component of operating loss in our statements of operations for the year ended December 31, 2020. The restatement of the financial statements for the year ended December 31, 2020 had no impact on our liquidity or cash position. An explanation of the impact on our consolidated financial statements is contained in “Note 3—Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements included in this Annual Report.

As all material restatement information will be included in this Annual Report, investors and others should rely only on the financial information and other disclosures regarding the periods described above in this Annual Report and in future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the year ended December 31, 2020.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. Management has concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal control over financial reporting related to the accounting for warrants issued by a SPAC. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Annual Report.

Items Amended in this Annual Report

The following items of this Annual Report include restated or revised financial data: (i) Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) Part II, Item 8: Financial Statements. The following items of this Annual Report also include amendments due to the restatement: (i) Part I, Item 1A: Risk Factors and (ii) Part II, Item 9A: Controls and Procedures. Additionally, Part III has been updated to incorporate by reference portions of our Proxy Statement filed with the SEC on April 14, 2021 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 26, 2021. Ernst and Young LLP is providing a currently dated consent in connection with this Annual Report, which is filed as Exhibit 23.1. Our principal executive officer and principal financial officer are providing currently dated certifications in connection with this Annual Report. These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2. Except for the foregoing amended and restated information required to reflect the effects of the restatement of the consolidated financial statements for the year ended December 31, 2020, and applicable cross-references within this Annual Report, no other changes have been made to the Original Filing. This Annual Report continues to describe conditions as of the date of the Original Filing, and the disclosures herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events, except for the exercise of Public Warrants, as described in “Note 3—Restatement of Consolidated Financial Statements”. Accordingly, forward looking statements included in this Annual Report represent management’s views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter. This Annual Report should be read in conjunction with our filings made with the SEC subsequent to the Original Filing date.

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
•Failure to timely and effectively remediate the material weakness in our internal controls over financial reporting.
•Exercise of our outstanding warrants would result in dilution to our stockholders.
•The valuation of our warrants could increase the volatility in our net loss.

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
We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners. However, we cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf or each party that has or may have had access to our confidential information, know-how and trade secrets and cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology or infringement of our intellectual property. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets and know how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, which could harm our competitive position, business, financial condition, results of operations, and prospects.
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
We may be required to spend significant resources in order to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and counter suits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or costlier technologies into our platform or harm our reputation or brand and business, financial condition and results of operations. In addition, we may be required to license additional technology from third parties to develop and market new offerings or platform features, which may not be on commercially reasonable terms or at all and could adversely affect our ability to compete.
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
We have experienced net losses in each period since inception. As of December 31, 2020, we had an accumulated deficit of $238.3 million. While we have experienced significant revenue and user metrics growth in recent periods, the industry in which we operate is highly competitive and rapidly changing, and relies heavily on continually introducing compelling content, products and services. As such, if we, in combination with our third-party developers, fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue and user metrics may decline, and our operating results will suffer.
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
We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Staff Statement, on April 29, 2021, the audit committee of our board of directors, in consultation with management and our independent auditors, concluded that, because of a misapplication of the accounting guidance applicable to the warrants acquired in connection with the Business Combination, our previously issued consolidated financial statements as of and for the year ended December 31, 2020 should no longer be relied upon. As such, we determined that we would restate our consolidated financial statements as of and for the year ended December 31, 2020. As part of such process, we identified a material weakness in our internal control over financial reporting.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. To remediate the material weakness, the Company studied and clarified its understanding of the accounting of contracts that may be settled in the Company’s own stock, such as warrants, as equity of the entity or as an asset or liability as highlighted in the SEC Staff Statement, and is in the process of implementing additional review procedures and enhanced its accounting policy related to the accounting for such contracts to determine proper accounting in accordance with GAAP as clarified by the SEC Staff Statement. Finally, the Company restated its consolidated financial statements as of and for the year ended December 31, 2020 upon completing its evaluation of the SEC Staff Statement. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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
As of March 5, 2021, there were 17,249,977 outstanding public warrants to purchase 17,249,977 shares of our Class A common stock at an exercise price of $11.50 per share, which warrants became exercisable beginning on March 18, 2021. Under the terms of the Warrant Agreement, dated as of March 3, 2020, between the Company (formerly known as Flying Eagle Acquisition Corp.) and Continental Stock Transfer & Trust Company (the “Warrant Agreement”) the Company is entitled to redeem all outstanding public warrants if the reported closing price of the Company’s Class A common stock is at least $18.00 per share on each of twenty trading days within a thirty trading day period. As of the date of the filing of this Annual Report on Form 10-K/A, this condition has not been satisfied. In addition, there are 5,016,666 private placement warrants outstanding exercisable for 5,016,666 shares of our Class A common stock at an exercise price of $11.50 per share, which warrants became exercisable beginning on March 18, 2021. Warrants that were issued under the Warrant Agreement in a private placement and held by the founders of FEAC and their permitted transferees will not be subject to redemption.
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

The valuation of our warrants could increase the volatility in our net loss in our consolidated statements of operations.
The change in fair value of our warrants is primarily the result of changes in stock price and warrants outstanding at each reporting period. The change in fair value of warrant liabilities represents the fair value adjustments to the outstanding warrants issued in connection with FEAC’s initial public offering. Significant changes in our stock price or other valuation inputs (such as expected volatility, expected life and risk-free interest rate) or the number of warrants outstanding may adversely affect our net loss in our consolidated statements of operations.

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

ITEM 6. SELECTED FINANCIAL DATA
None.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of the financial condition and results of operations of Skillz Inc. (for purposes of this section, “Skillz,” “we,” “us” and “our”) should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K/A. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part I, Item 1A, “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
Restatement of Previously Issued Consolidated Financial Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our consolidated financial statements as more fully described in the Explanatory Note and in “Note 3—Restatement of Consolidated Financial Statements” to our accompanying consolidated financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

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
Change in Fair Value of Common Stock Warrant Liabilities
The Company’s Public and Private Common Stock Warrants assumed in connection with the Business Combination are classified as liabilities pursuant to ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Owned Equity. The change in fair value of warrant liabilities consists of the change in fair value of the Public and Private Common Stock Warrants.
Results of Operations
The following table sets forth a summary of our results of operations for the periods indicated.

	Year Ended December 31,
	2020	2019	2018
	(Restated)
	(in thousands, except share and per share data)
Revenue	$230,115	$119,872	$50,778
Costs and expenses:
Cost of revenue	12,281	5,713	2,112
Research and development	23,225	11,241	7,547
Sales and marketing	251,941	111,370	51,689
General and administrative	42,289	16,376	14,975
Total costs and expenses	329,736	144,700	76,323
Loss from operations	(99,621)	(24,828)	(25,545)
Interest expense, net	(1,325)	(2,497)	(2,190)
Change in fair value of common stock warrant liabilities	(23,049)	—	—
Other income (expense), net	(21,400)	3,720	(45)
Loss before income taxes	(145,395)	(23,605)	(27,780)
Provision for income taxes	115	—	—
Net loss	$(145,510)	$(23,605)	$(27,780)
Net loss per share attributable to common stockholders – basic and diluted	$(0.49)	$(0.09)	$(0.12)
Weighted average common shares outstanding – basic and diluted	294,549,146	261,228,108	236,040,717
Revenue

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
(In thousands, except percentages)	2020	2019	2018

Revenue	$230,115	$119,872	$50,778	92%	136%
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

Change in fair value of common stock warrant liabilities

	Year Ended December 31,			2019 to 2020 % Change	2018 to 2019 % Change
(In thousands, except percentages)	2020	2019	2018
	(Restated)
Change in fair value of common stock warrant liabilities	(23,049)	—	—	NM	NM
The change in fair value of warrant liabilities in 2020 was due to the increase in the estimated fair value of the Public and Private Common Stock Warrants.
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
Adjusted EBITDA
“Adjusted EBITDA” is defined as net income (loss), excluding interest income (expense); change in fair value of common stock warrant liabilities; other income (expense), net; income tax provision; depreciation and amortization; stock-based compensation expense and related payroll tax expense; and certain other non-cash or non-recurring items impacting net income (loss) from time to time, including, but not limited to fair value adjustments for certain financial liabilities (including derivatives) associated with debt and equity transactions, and impairment charges as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
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
The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
	(Restated)
Net loss	$(145,510)	$(23,605)	$(27,780)
Interest expense, net	1,325	2,497	2,190
Stock-based compensation	23,757	1,237	6,680
Change in fair value of common stock warrant liabilities(5)	23,049	—	—
Provision for income taxes	115	—	—
Depreciation and amortization	1,609	711	404
Other non-operating costs (income)(1)(2)	21,400	(3,648)	46
Impairment charge(3)	3,395	—	—
One-time transaction related expenses(4)	4,747	—	—
Adjusted EBITDA	$(66,113)	$(22,808)	$(18,460)
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

(5)For the year ended December 31, 2020, amounts represent the fair value adjustments related to the revaluation of liability classified warrants and transaction costs and advisor fees incurred by Skillz attributable to the liability classified warrants..
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
The following table provides a summary of cash flow data (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash used in operating activities	$(56,232)	$(21,937)	$(16,948)
Net cash used in investing activities	$(3,246)	$(3,223)	$(867)
Net cash provided by financing activities	$296,578	$31,168	$33,330
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
Net cash used in operating activities was $56.2 million for the year ended December 31, 2020. The most significant component of our cash used during this period was a net loss of $145.5 million, which included non-cash expenses of $21.5 million on related to the fair value adjustment to the redeemable convertible Series E preferred stock forward contract liability, $23.0 million for the change in fair value of Public and Private Common Stock Warrants, $23.8 million related to stock-based compensation, $3.6 million related to impairment charges, and $1.6 million related to depreciation and amortization, accretion of unamortized discounts and amortization of issuance costs, as well as net cash inflows of $15.3 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of an increase in other liabilities of $12.0 million.
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
While our significant accounting policies are described in the notes to our consolidated financial statements, we believe that the following accounting policies are most critical to understanding our financial condition and historical and future results of operations:
•revenue recognition
•stock-based compensation and common stock valuation
•Public and Private Common Stock Warrant liabilities

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

Public and Private Common Stock Warrant Liabilities
As part of FEAC’s initial public offering, FEAC issued to third party investors 69.0 million units, consisting of one share of Class A common stock of FEAC and one-fourth of one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of FEAC’s initial public offering, FEAC completed the private sale of 10,033,333 warrants to FEAC’s sponsor at a purchase price of $1.50 per warrant (the “Private Warrants”). In connection with the Business Combination, FEAC’s sponsor agreed to forfeit 5,016,666 private placement warrants. Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share. Subsequent to the Business Combination, 17,249,977 Public Warrants and 5,016,666 Private Warrants remained outstanding as of December 31, 2020.
The Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
We evaluated the Public and Private Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Public and Private Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. As there are two classes of common stock, not all of the stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and we do not control the occurrence of such an event, we concluded that the Public Warrants and Private Warrants do not meet the conditions to be classified in equity. Since the Public and Private Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date. Because the Public Warrants were publicly traded and thus had an observable market price in an active market, they were valued based on their trading price as of each reporting date.
The Private Warrants were valued using the Black-Scholes-Merton Option pricing model that is based on the individual characteristics of the warrants on the valuation date, which include the Company’s stock price and assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value of each warrant. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company's stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.
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

Restatement of 2020 Financial Statements
As discussed in Note 3 to the financial statements, the financial statements as of and for the year ended December 31, 2020 have been restated to correct a misstatement.
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

Redwood City, California

March 12, 2021

except for Note 3, as to which the date is

May 13, 2021

SKILLZ INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares and par value per share amounts)

	December 31,
	2020	2019
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$262,728	$25,628
Prepaid expenses and other current assets	10,491	9,464
Total current assets	273,219	35,092
Property and equipment, net	5,292	3,648
Other long-term assets	3,910	116
Total assets	$282,421	$38,856
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$22,039	$2,944
Accrued professional fees	5,699	—
Other current liabilities	19,618	7,537
Total current liabilities	47,356	10,481
Common stock warrant liabilities	178,232	—
Long-term debt, non-current	—	9,628
Other long-term liabilities	46	82
Total liabilities	225,634	20,191
Commitments and contingencies (Note 8)
Stockholders’ equity:(1)
Preferred stock $0.0001 par value; 10 million shares authorized — 0 issued and outstanding as of December 31, 2020 and 2019	—	—
Common stock $0.0001 par value; 625 million shares authorized; Class A common stock – 500 million shares authorized; 292 million and 212 million shares issued and outstanding as of December 31, 2020 and 2019, respectively; Class B common stock – 125 million shares authorized; 78 million and 74 million shares issued and outstanding as of December 31, 2020 and 2019, respectively	37	29
Additional paid-in capital	295,065	108,892
Accumulated deficit	(238,315)	(90,256)
Total stockholders’ equity	56,787	18,665
Total liabilities and stockholders’ equity	$282,421	$38,856
(1) Retroactively restated for the reverse recapitalization as described in Notes 1 and 4.

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except for number of shares and per share amounts)

	Year Ended December 31,
	2020	2019	2018
	(Restated)
Revenue	$230,115	$119,872	$50,778
Costs and expenses:
Cost of revenue	12,281	5,713	2,112
Research and development	23,225	11,241	7,547
Sales and marketing	251,941	111,370	51,689
General and administrative	42,289	16,376	14,975
Total costs and expenses	329,736	144,700	76,323
Loss from operations	(99,621)	(24,828)	(25,545)
Interest expense, net	(1,325)	(2,497)	(2,190)
Change in fair value of common stock warrant liabilities	(23,049)	—	—
Other income (expense), net	(21,400)	3,720	(45)
Loss before income taxes	(145,395)	(23,605)	(27,780)
Provision for income taxes	115	—	—
Net loss	$(145,510)	$(23,605)	$(27,780)
Net loss per share attributable to common stockholders – basic and diluted(1)	$(0.49)	$(0.09)	$(0.12)
Weighted average common shares outstanding – basic and diluted(1)	294,549,146	261,228,108	236,040,717
(1) Retroactively restated for the reverse recapitalization as described in Notes 1 and 4.

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)(1)
(In thousands, except for number of shares)

	Redeemable convertible preferred stock		Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2017	4,404,840	$17,040	13,621,802	$25,560	126,464,480	$1	$36	$(38,871)	$(13,274)
Retroactive application of recapitalization	(4,404,840)	(17,040)	(13,621,802)	(25,560)	102,694,176	22	42,578	—	17,040
Balance at December 31, 2017, after effect of reverse recapitalization (Note 4)	—	—	—	—	229,158,656	23	42,614	(38,871)	3,766
Issuance of Old Skillz redeemable convertible Series D preferred stock	—	—	—	—	16,705,320	2	18,216	—	18,218
Issuance of Old Skillz common stock upon exercise of stock options	—	—	—	—	4,036,200	—	192	—	192
Stock-based compensation	—	—	—	—	—	—	6,680	—	6,680
Net loss	—	—	—	—	—	—	—	(27,780)	(27,780)
Balance at December 31, 2018	—	—	—	—	249,900,176	25	67,702	(66,651)	1,076
Issuance of Old Skillz redeemable convertible Series D and Series D-1 preferred stock	—	—	—	—	23,718,385	3	39,757	—	39,760
Issuance of Old Skillz common stock upon exercise of stock options	—	—	—	—	3,485,844	—	197	—	197
Issuance of Old Skillz common stock upon early exercise of stock options with promissory note	—	—	—	—	8,970,518	1	(1)	—	—
Stock-based compensation	—	—	—	—	—	—	1,237	—	1,237
Net loss	—	—	—	—	—	—	—	(23,605)	(23,605)
Balance at December 31, 2019	—	—	—	—	286,074,923	29	108,892	(90,256)	18,665
Issuance of Old Skillz redeemable convertible Series E preferred stock	—	—	—	—	17,834,808	2	98,303	—	98,305
Issuance of Old Skillz common stock upon exercise of stock options	—	—	—	—	7,642,110	1	1,242	—	1,243
Conversion of Old Skillz preferred stock warrants	—	—	—	—	—	—	654	—	654
Issuance of Old Skillz common stock upon early exercise of stock options with promissory note	—	—	—	—	12,700,358	1	(1)	—	—
Surrender of Old Skillz common stock upon net settlement of promissory notes	—	—	—	—	(1,037,535)	—	—	—	—
Taxes paid related to net share settlement of Old Skillz equity awards	—	—	—	—	(1,102,746)	—	(13,404)	—	(13,404)

Issuance of Old Skillz convertible Series A, Series A-1 and Series B preferred stock upon exercise of warrants	—	—	—	—	2,860,974	1	1	—	2
Issuance of Old Skillz common stock upon exercise of warrants	—	—	—	—	726,063	—	382	—	382
Repurchase of Old Skillz common stock	—	—	—	—	(468,270)	—	—	(1,339)	(1,339)
Repurchase of Old Skillz preferred stock	—	—	—	—	(13,739)	(1)	—	(1,210)	(1,211)
Net Business Combination and PIPE financing (Restated)	—	—	—	—	44,580,578	4	75,239	—	75,243
Stock-based compensation	—	—	—	—	—	—	23,757	—	23,757
Net loss (Restated)	—	—	—	—	—	—	—	(145,510)	(145,510)
Balance at December 31, 2020 (Restated)	—	$—	—	$—	369,797,524	$37	$295,065	$(238,315)	$56,787
(1) Retroactively restated for the reverse recapitalization as described in Notes 1 and 4.

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
	(Restated)
Operating Activities
Net loss	$(145,510)	$(23,605)	$(27,780)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,609	711	404
Stock-based compensation	23,757	1,237	6,680
Accretion of unamortized discount and amortization of issuance costs	558	2,139	1,287
Fair value adjustment of derivatives	21,463	(3,649)	45
Impairment charges	3,573	—	—
Change in fair value of common stock warrant liabilities	23,049	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(7,505)	(4,307)	(992)
Accounts payable	10,729	(54)	1,851
Other liabilities	12,045	5,591	1,557
Net cash used in operating activities	(56,232)	(21,937)	(16,948)
Investing Activities
Purchases of property and equipment, including internal-use software	(3,246)	(3,223)	(867)
Net cash used in investing activities	(3,246)	(3,223)	(867)
Financing Activities
Borrowings under debt agreements, net of issuance costs	–	9,563	19,920
Payments for issuance costs	(201)	—	—
Payments under debt agreements	(10,000)	(3,500)	(5,000)
Net cash contributions from Business Combination and PIPE Financing	246,484	—	—
Payments made towards offering costs	(1,993)	—	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	76,617	24,908	18,218
Proceeds from exercise of stock options and issuance of common stock	1,243	197	192
Proceeds from exercise of common stock warrants	382	—	—
Taxes paid related to net share settlement of equity awards	(13,404)	—	—
Payments made to repurchase common stock	(1,339)	—	—
Payments for redemption of preferred stock	(1,211)	—	—
Net cash provided by financing activities	296,578	31,168	33,330
Net change in cash, cash equivalents and restricted cash	237,100	6,008	15,515
Cash, cash equivalents and restricted cash – beginning of year	28,548	22,540	7,025
Cash, cash equivalents and restricted cash – end of year	$265,648	$28,548	$22,540
Supplemental cash flow data:
Cash paid during the period for:
Interest	$815	$269	$196
Noncash investing and financing activities:
Carrying value of long-term debt and accrued interest converted to redeemable convertible preferred stock	$—	$14,852	$—
Settlement of the Redeemable Convertible Series E preferred stock forward contract liability	$21,688	$—	$—
Deferred offering costs in accounts payable and accrued liabilities	$14,065	$—	$—
Payment of promissory notes through surrender of shares	$18,673	$—	$—

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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Estimates are used in several areas including, but not limited to, stock-based compensation and valuation of Public and Private Common Stock Warrants. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. Actual results could differ materially from these estimates.

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
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statement of cash flows as of December 31, 2020 and 2019 is as follows:

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
All redeemable convertible preferred stock previously classified outside of permanent equity was retroactively adjusted, converted into common stock, and reclassified to permanent equity as a result of the Business Combination. Additionally, changes to the redemption values of the redeemable convertible preferred stock were eliminated as a result of the retroactive adjustment. The Company recorded changes to the redemption value of its redeemable convertible preferred stock of $866.0 million, $62.5 million and $18.8 million in the year-to-date periods ended September 30, 2020, December 31, 2019 and December 31, 2018, respectively. The changes to the redemption values of the redeemable convertible preferred stock were previously presented as adjustments to net loss available to common stockholders for each of the respective periods ended. For further details regarding the accounting for the Business Combination, see Note 3.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Public and Private Common Stock Warrant Liabilities
As part of FEAC’s initial public offering, FEAC issued to third party investors 69.0 million units, consisting of one share of Class A common stock of FEAC and one-fourth of one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of FEAC’s initial public offering, FEAC completed the private sale of 10,033,333 warrants to FEAC’s sponsor at a purchase price of $1.50 per warrant (the “Private Warrants”). In connection with the Business Combination, FEAC’s sponsor agreed to forfeit 5,016,666 Private Warrants. Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share. Subsequent to the Business Combination, 17,249,977 Public Warrants and 5,016,666 Private Warrants remained outstanding as of December 31, 2020.
The Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company evaluated the Public and Private Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Public and Private Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. As there are two classes of common stock, not all of the stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public Warrants and Private Warrants do not meet the conditions to be classified in equity. Since the Public and Private Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date. Because the Public Warrants were publicly traded and thus had an observable market price in an active market, they were valued based on their trading price as of each reporting date.
The Private Warrants were valued using the Black-Scholes-Merton Option (“BSM”) pricing model that is based on the individual characteristics of the warrants on the valuation date, which include the Company’s stock price and assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value of each warrant. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company's stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.

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

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards based on estimated grant-date fair values recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to awards with performance conditions is recognized over the requisite service period when the performance conditions are probable of being achieved. The compensation expense related to awards with market conditions is recognized on an accelerated attribution basis over the requisite service period and is not reversed if the market condition is not satisfied. See Note 12 for more information. The Company accounts for forfeitures as they occur. Stock-based awards granted to employees are primarily stock options.
The fair value of stock options that vest solely based on a service condition is determined by the BSM pricing model on the date of grant. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the BSM model, including the deemed fair value of common stock, expected term, expected volatility, risk-free interest rate, and dividend yield. These judgments are made as follows:
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
The Company considers certain restricted shares of Class A Common stock issued upon exercise of executive stock options but subject to continued vesting requirements (Note 15) to be participating securities.
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
In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of operations as the costs related to the hosting fees. For public business entities, this standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, this standard is effective for fiscal years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. Early adoption is permitted for all entities, including adoption in any interim period. The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after adoption. The Company will be required to adopt this standard in its annual period ending December 31, 2021 and is currently evaluating the impact of adopting this standard on its consolidated financial statements.
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
3. Restatement of Consolidated Financial Statements
On April 29, 2021, the Company, in consultation with its Audit Committee, concluded that, because of a misapplication of the accounting guidance applicable to Public and Private Common Stock Warrants acquired in connection with the Company’s Business Combination with FEAC in December 2020, the Company’s previously issued consolidated financial statements for the year ended December 31, 2020 should no longer be relied upon. As such, the Company is restating its consolidated financial statements for the year ended December 31, 2020 included in this Annual Report.
The Public and Private Common Stock Warrants subject to the misapplication of the applicable accounting guidance were originally issued as part of FEAC’s initial public offering.
On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period. Since they were acquired in connection with the Business Combination, the Company’s Public and Private Common Stock Warrants were accounted for as equity within the Company’s previously reported consolidated financial statements, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the Public and Private Common Stock Warrants should be classified as liabilities as of the acquisition date and reported at fair value with subsequent changes in fair value at each reporting period recognized as gains or losses through the consolidated statement of operations.

The material terms of the Public and Private Common Stock Warrants are more fully described in Note 10 — Common Stock Warrants. Amounts were restated in the following notes:

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

•Note 2, Summary of Significant Accounting Policies
•Note 4, Business Combination
•Note 6, Fair Value Measurements
•Note 13, Income Taxes
•Note 15, Net Loss Per Share

Impact of the Restatement
The impact of the restatement on the consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows for the year ended December 31, 2020 is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment		As Restated
Consolidated Balance Sheet	(In Thousands, Except for Number of Shares and Par Value Per Share Amounts)

Assets
Total current assets	$273,219	$—		$273,219
Total assets	282,421	—		282,421
Liabilities and stockholders’ equity
Total current liabilities	47,356	—		47,356
Common stock warrant liabilities (1)	—	178,232		178,232
Total liabilities	47,402	178,232		225,634
Stockholders’ equity:(1)
Preferred stock $0.0001 par value; 10 million shares authorized — 0 issued and outstanding as of December 31, 2020 and 2019	—	—		—
Common stock $0.0001 par value; 625 million shares authorized; Class A common stock – 500 million shares authorized; 292 million and 212 million shares issued and outstanding as of December 31, 2020 and 2019, respectively; Class B common stock – 125 million shares authorized; 78 million and 74 million shares issued and outstanding as of December 31, 2020 and 2019, respectively	37	—		37
Additional paid-in capital	450,248	(155,183)	(1)	295,065
Accumulated deficit	(215,266)	(23,049)	(2)	(238,315)
Total stockholders’ equity	235,019	(178,232)		56,787
Total liabilities and stockholders’ equity	$282,421	$—		$282,421

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	For the Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment		As Restated
Consolidated Statement of Operations	(In Thousands, Except for Number of Shares and Per Share Amounts)

Revenue	$230,115	$—		$230,115
Total cost and expenses	$329,736	$—		$329,736
Loss from operations	$(99,621)	$—		$(99,621)
Change in fair value of common stock warrant liabilities	$—	$(23,049)	(2)	$(23,049)
Loss before income taxes	$(122,346)	$(23,049)		$(145,395)
Provision for income taxes	$115	$—		$115
Net loss	$(122,461)	$(23,049)		$(145,510)
Basic and diluted net loss per share	$(0.42)	$(0.07)		$(0.49)
Basic and diluted weighted-average common shares outstanding	294,549,146	—		294,549,146

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment		As Restated
Consolidated Statement of Stockholders’ Equity	(In Thousands)

Net Business Combination and PIPE Financing	$230,426	$(155,183)	(1)	$75,243
Net loss	$(122,461)	$(23,049)	(2)	$(145,510)
Balance at December 31, 2020	$235,019	$(178,232)		$56,787

	For the Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment		As Restated
Consolidated Statement of Cash Flows	(In Thousands)

Net loss	$(122,461)	$(23,049)	(2)	$(145,510)
Change in fair value of common stock warrant liabilities	$—	$23,049	(2)	$23,049
Net cash used in operating activities	$(56,232)	$—		$(56,232)

(1) Reclassification of common stock warrants from equity classified to liability classified.
(2) Amounts represent the fair value adjustments related to the revaluation of liability classified common stock warrants and transaction costs and advisor fees incurred by Skillz attributable to the liability classified common stock warrants.

Subsequent Exercises
From January 1, 2021 through May 13, 2021, 9,518,203 of Public Warrants were exercised for total proceeds of $109.5 million.

4. Business Combination
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
The following table reconciles the elements of the Business Combination to the consolidated statement of cash flows and the consolidated statement of stockholders’ equity for the year ended December 31, 2020:

Recapitalization
Cash - FEAC trust and cash, net of redemptions	$689,979
Cash - Private Placement Financing	158,531
Non-cash net assets assumed from FEAC	—
Less: cash consideration paid to Old Skillz stockholders	(566,204)
Less: transaction costs and advisory fees incurred by FEAC	(35,822)
Net cash contributions from Business Combination and PIPE Financing	246,484
Less: non-cash fair value of Public and Private Common Stock Warrants (Restated)(1)	(155,183)
Less: non-cash net assets assumed from FEAC	—
Less: accrued transaction costs and advisor fees incurred by Skillz	(16,058)
Net Business Combination and PIPE financing (Restated)	$75,243

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
(1) Net of $1.0 million of transaction costs and advisor fees incurred by Skillz attributable to the Public and Private Common Stock Warrants.
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

5. Balance Sheet Components
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
6. Fair Value Measurements
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
The table below reflects the fair value measurement of the Company’s Level 3 inputs as of September 10, 2020, the date on which the Redeemable Convertible Series E preferred forward contract liability was settled, prior to giving effect to the Business Combination:

	Fair Value as of September 10, 2020	Valuation Technique	Unobservable Input Description	Input
Redeemable Convertible Series E preferred stock forward contract liability	$21,688	Discounted cash flow	Fair value of Redeemable Convertible Series E preferred stock	$9.17
The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2020:

Series E forward contract liability
Fair value as of December 31, 2019	$—
Issuance of the Redeemable convertible Series E preferred stock forward contract liability	—
Change in fair value	21,688
Settlement of the Redeemable convertible Series E preferred stock forward contract liability	(21,688)
Fair value as of December 31, 2020	$—
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
Public and Private Common Stock Warrants

	Fair Value Measured as of December 31, 2020
Liabilities included in:	Level 1	Level 2	Level 3	Total
Public common stock warrants (Restated)	$124,545	$—	$—	$124,545
Private common stock warrants (Restated)	—	—	53,687	53,687
Total fair value (Restated)	$124,545	$—	$53,687	$178,232

As of December 16, 2020, the effective date of the Business Combination, the fair value of the Private Common Stock Warrants liability was $43.9 million. During the year ended December 31, 2020, the fair value of the Private Common Stock Warrants liability increased by $9.8 million. As of December 31, 2020, the fair value of the Private Common Stock Warrants was $53.7 million.
Earnout Shares
Pursuant to the Merger Agreement, FEAC delivered 10,000,000 of its shares of FEAC Class B common stock into escrow that are subject to forfeiture if certain earnout conditions described more fully in the Merger Agreement are not satisfied. If the earnout conditions are fully satisfied, 5,000,000 of such shares will be released to the Sponsor in the form of shares of Class A common stock of New Skillz, and the other 5,000,000 shares will be released to the Old Skillz stockholders, who will receive shares of New Skillz common stock as a result of the Business Combination in the form of shares of Class A common stock of

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
New Skillz (other than the Founder and a trust for the benefit of his family members, who will receive shares of Class B common stock of New Skillz), in each case as further described in the Merger Agreement. The fair value of the Earnout Shares of $172.3 million was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Earnout Shares were included in the net consideration from the Business Combination and recorded in Additional paid-in capital with a corresponding offset to Additional paid-in capital. In January 2021, the earnout conditions were fully satisfied.
7. Long-Term Debt
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
8. Commitments and Contingencies
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
9. Retirement Plans
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
10. Common Stock Warrants
As of December 31, 2020, the Company had 17,249,977 Public Warrants and 5,016,666 Private Warrants outstanding.
As part of FEAC’s initial public offering, 17,250,000 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants may be exercised only for a whole number of shares of Class A common stock. No fractional shares will be issued upon exercise of the warrants. The Public Warrants will expire at 5:00 p.m. New York City time on December 16, 2025, or earlier upon redemption or liquidation. The Public Warrants are listed on the NYSE under the symbol “SKLZ.WS.”
The Company may call the Public Warrants for redemption starting anytime, in whole and not in part, at a price of $0.01 per warrant, so long as the Company provides not less than 30 days’ prior written notice of redemption to each warrant holder, and if, and only if, the reported last sale price of Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders provided there is an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Simultaneously with FEAC’s initial public offering, FEAC consummated a private placement of 10,033,333 Private Warrants with FEAC’s sponsor. In connection with the Business Combination, FEAC’s sponsor agreed to forfeit 5,016,666 Private Warrants. Each Private Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment.
The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of Class A common stock issuable upon exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Warrants are held by someone other than their initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

11. Stockholders’ Equity
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
Common Stock
The Company’s amended and restated certificate of incorporation following the Business Combination authorizes the issuance of Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 20 votes per share. Shares of Class B common stock are convertible into an equivalent number of shares of Class A common stock and generally convert into shares of Class A common stock upon transfer. Any dividends paid to the holders of Class A common stock and Class B common stock will be paid on a pro rata basis. On a liquidation event, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock and Class B common stock.
As of December 31, 2020, the Company has authorized a total of 635 million shares, consisting of 500 million shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), 125 million shares of Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), and 10 million shares of Preferred Stock, par value $0.0001 per share (“Preferred Stock”).
Old Skillz Warrants
As of December 31, 2020, the Company had 48,135 Old Skillz private warrants outstanding. These warrants are equity classified.
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
In September 2020, the Old Skillz received $11.7 million in cash proceeds as settlement for the outstanding redeemable convertible Series E preferred stock forward contract liability and issuance of the underlying redeemable convertible Series E preferred stock to a private investor at a price per share of $43.11. During the year ended December 31, 2020, the Company recognized a non-cash charge of $21.7 million related to changes in the fair value of the redeemable convertible Series E preferred stock forward contract liability, which was included in Other income (expense), net in the consolidated statements of operations.
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
12. Stock Based Compensation
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
Each Old Skillz option from the Legacy Equity Incentive Plans that was outstanding immediately prior to the Business Combination, whether vested or unvested, was converted into an option to acquire a number of shares of Class A Common Stock (other than in the case of the Founder, who received options exercisable for Class B common stock of the Company) (each such option, an "Exchanged Option") equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Old Skillz common stock subject to such Old Skillz option immediately prior to the Business Combination and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Old Skillz option immediately prior to the consummation of the Business Combination, divided by (B) the Exchange Ratio. Except as specifically provided in the Business Combination Agreement, following the Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Old Skillz option immediately prior to the consummation of the Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.
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
13. Income Taxes
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

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate of 21% is as follows:

	Year Ended December 31,
	2020	2019	2018
	(Restated)
U.S. Federal provision (benefit)
At statutory rate	$(30,533)	$(5,956)	$(5,608)
State taxes	90	—	—
Valuation allowance	26,245	6,320	5,671
Stock based compensation	(7,257)	(182)	(141)
Permanent differences related to fair value adjustments	8,573	—	—
Other permanent differences	2,997	(182)	78
Total	$115	$—	$—
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
14. Related-Party Transactions
Aside from preferred financing equity transactions discussed and Executive grants discussed in Note 10, the Company did not have any other significant related party transactions in the years ended December 31, 2020, 2019, and 2018.
15. Net Loss Per Share
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

	Year Ended December 31,
	2020	2019	2018
	(Restated)
Numerator:
Net loss – basic and diluted	$(145,510)	$(23,605)	$(27,780)
Denominator:
Weighted average common shares outstanding – basic and diluted	294,549,146	261,228,108	236,040,717
Net loss per share attributable to common stockholders – basic and diluted	$(0.49)	$(0.09)	$(0.12)
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

16. Subsequent Events
In January 2021, the conditions for the release of the Earnout Shares were satisfied. The Sponsor will release 10,000,000 of its shares of FEAC Class B common stock from escrow as certain earnout conditions were satisfied. 5,000,000 of such shares will be released to the Sponsor in the form of shares of the Company’s Class A common stock and the other 5,000,000 shares will be released to the Old Skillz stockholders, who will receive shares of the Company’s common stock as a result of the Business Combination in the form of shares of Class A common stock of the Company (other than the Founder and a trust for the benefit of his family members, who will receive shares of Class B common stock of the Company).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. On March 12, 2021, we filed our original audited Annual Report on Form 10-K for the year ended December 31, 2020. Based upon their evaluation as of that date, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
Subsequent to that evaluation, as a result of the material weakness as described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis.
On April 12, 2021, the SEC issued a Staff Statement (“the SEC Staff Statement”) in which the SEC Staff clarified its interpretations of certain generally accepted accounting principles related to warrants issued by Special Purpose Acquisition Companies (“SPACs”). Prior to the SEC Staff Statement, we believed that our warrant accounting was consistent with generally accepted accounting principles. Our belief was supported by the fact that most other SPACs and parties who have merged with SPACs similarly interpreted the warrant accounting principles at issue. However, based on the clarifications expressed in the SEC Staff Statement, the Company has determined to classify its Public and Private Common Stock Warrants as liabilities, and will subsequently remeasure them at fair value through earnings pursuant to Accounting Standards Codification 815 (“ASC 815”), resulting in the restatement discussed further in Note 3 to the consolidated financial statements. In connection with the restatement, the Company’s management and the Chief Executive Officer and Chief Financial Officer concluded there was a material weakness in controls related to the classification and accounting for warrants issued by a SPAC, which did not operate effectively to appropriately apply the provisions of ASC 815.
Notwithstanding the material weakness discussed above, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.
Remediation of Material Weakness
To remediate the material weakness, the Company studied and clarified its understanding of the accounting of contracts that may be settled in the Company’s own stock, such as warrants, as equity of the entity or as an asset or liability as highlighted in the SEC Staff Statement, and is in the process of implementing additional review procedures and enhanced its accounting policy related to the accounting for such contracts to determine proper accounting in accordance with GAAP as clarified by the SEC Staff Statement. Finally, the Company restated its consolidated financial statements as of and for the year ended December 31, 2020 upon completing its evaluation of the Staff Statement. All necessary revisions are properly reflected in Note 3 – “Restatement of Consolidated Financial Statements” to the financial statements included herein.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting as permitted in this transition period under the rules of the SEC for newly public companies.
Attestation of Independent Registered Public Accounting Firm
This Annual Report on Form 10-K/A does not include an attestation by our independent registered public accounting firm regarding our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) due to a transition period established by the rules of the SEC.
Changes in Internal Control
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarterly period ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes described above related to the material weakness related to the accounting for the Assumed Common Stock Warrants as equity instead of liability.
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

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Refer to the information under the captions “Election of Directors (Proposal No. 1)” “Directors and Management,” “Corporate Governance - Controlled Company Exemption,” “Corporate Governance - Other Board Information; Committees of the Board,” “Corporate Governance - Other Board Information; Code of Ethics and Conduct,” “Corporate Governance - Other Board Information; Compensation Committee Interlocks and Insider Participation” and “Corporate Governance - Delinquent Section 16(a) Reports” in the Company’s definitive Proxy Statement filed with the SEC on April 14, 2021 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 26, 2021, all of which information is incorporated herein by reference.
Item 11. Executive Compensation.
Refer to the information under the captions “Executive Compensation - Introduction” “Executive Compensation - Summary Compensation Table,” “Executive Compensation - Outstanding Equity Awards at 2020 Fiscal Year-End; 2020 Pre-Business Combination Grants to NEOs,” “Executive Compensation - Outstanding Equity Awards at 2020 Fiscal Year-End; Closing Option Grants,” “Executive Compensation - Outstanding Equity Awards at 2020 Fiscal Year-End; Skillz Inc. 2020 Omnibus Incentive Plan,” “Corporate Governance - Director Compensation” and “Corporate Governance - Director Compensation Program” in the Company’s definitive Proxy Statement filed with the SEC on April 14, 2021 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 26, 2021, all of which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Refer to the information under the captions “Corporate Governance - Security Ownership of Certain Beneficial Owners, Directors and Management” and “Corporate Governance - “Executive Compensation - Outstanding Equity Awards at 2020 Fiscal Year-End; Equity Compensation Plan Information” in the Company’s definitive Proxy Statement filed with the SEC on April 14, 2021 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 26, 2021, all of which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Refer to the information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance - Independence of Directors” in the Company’s definitive Proxy Statement filed with the SEC on April 14, 2021 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 26, 2021, all of which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
Refer to the information under the caption “Fees of Independent Accountants” in the Company’s definitive Proxy Statement filed with the SEC on April 14, 2021 and delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 26, 2021, all of which information is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) We have filed the following documents as part of this Annual Report on Form 10-K/A:
1. Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements and Schedule” under Part II, Item 8 of this Annual Report on Form 10-K/A.
2. Exhibits
The documents listed in the Exhibit Index of this Annual Report on Form 10-K/A are incorporated by reference or are filed with this Annual Report on Form 10-K/A, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Merger Agreement, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corp., FEAC Merger Sub Inc., Skillz Inc., and Andrew Paradise, solely in his capacity as representative of the stockholders of Skillz Inc.	8-K(1)	2.1	9/2/20
3.1	Amended and Restated Certificate of Incorporation of Skillz Inc.	8-K	3.1	12/21/20
3.2	Amended and Restated Bylaws of Skillz Inc.	8-K	3.2	12/21/20
4.1	Form of Specimen Class A Common Stock Certificate of Skillz Inc.	8-K	4.1	12/21/20
4.2	Warrant Agreement, dated March 5, 2020, by and between Flying Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent	8-K(1)	4.1	3/10/20
4.3	Description of Skillz Inc.’s Securities	10-K	4.3	3/12/21
10.1+	Skillz Inc. 2020 Omnibus Incentive Plan	S-4(1)	Annex F	9/8/20
10.2+	Skillz Inc. 2020 Employee Stock Purchase Plan	S-4(1)	Annex G	9/8/20
10.3+	Form of Indemnification Agreement	8-K	10.1	2/26/21
10.4	Support Agreement, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corp. and certain Supporting Stockholders of Skillz Inc.	8-K(1)	10.3	9/2/20
10.5	Eighth Amended and Restated Investors’ Rights Agreement, dated September 1, 2020, by and among Flying Eagle Acquisition Corp., Skillz Inc. and certain of its stockholders	8-K(1)	10.2	9/2/20
10.6†	Earnout Escrow Agreement, dated December 16, 2020 by and among Skillz Inc., Andrew Paradise, solely in his capacity as representative of the stockholders of Skillz Inc., Eagle Equity Partners II LLC and Continental Stock Transfer & Trust Company	8-K	10.6	12/21/20
10.7	Director Nomination Agreement, dated December 16, 2020, by and between Skillz Inc. and Eagle Equity Partner II, LLC	8-K	10.7	12/21/20
10.8	Note Cancellation Agreement dated as of December 16, 2020 by and between Skillz Inc. and Andrew Paradise	8-K	10.8	12/21/20
10.9	Note Cancellation Agreement dated as of December 16, 2020 by and between Skillz Inc. and Casey Chafkin	8-K	10.9	12/21/20
10.10†*	Amendment to Skillz Online Developer Terms and Conditions of Service, dated January 15, 2020, by and between Skillz Inc and Tether Studios, Inc.	S-4(1)	10.9	11/2/20
10.11+	Form of Option Agreement	8-K	10.11	12/21/20
10.12+	Skillz Inc. Executive Severance and Change in Control Plan	8-K	10.12	12/21/20
10.13+	Form of Severance Plan Participation Agreement	8-K	10.13	12/21/20

10.14	Investor Rights Agreement dated September 1, 2020 by and among Flying Eagle Acquisition Corp., Skillz Inc., and the stockholders named therein	8-K	10.14	12/21/20
21.1	List of Subsidiaries	10-K	21.1	3/12/21
23.1**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

+ Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

SKILLZ INC.

By:	/s/ Andrew Paradise
Name:	Andrew Paradise
Title:	Chief Executive Officer and Chairman
Date:	May 13, 2021

Signature	Title	Date

/s/ Andrew Paradise	Chief Executive Officer and Chairman (Principal Executive Officer)	May 13, 2021
Andrew Paradise

/s/ Scott Henry	Chief Financial Officer (Principal Financial and Accounting Officer)	May 13, 2021
Scott Henry

/s/ Casey Chafkin	Chief Revenue Officer and Director	May 13, 2021
Casey Chafkin

Board of Directors:

Jerry Bruckheimer*	Director

Christopher S. Gaffney*	Director

Vandana Mehta-Krantz*	Director

Harry E. Sloan*	Director

Kent E. Wakeford*	Director

	* By: /s/ Andrew Paradise	May 13, 2021
Andrew Paradise, Attorney-in-Fact