Form 10-Q
period 2021-03-31
Skillz Inc.
filed 2021-05-14
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of May 5, 2021, the registrant had outstanding 326,901,690 shares of Class A common stock and 69,587,138 shares of Class B common stock.

SKILLZ INC.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about Skillz Inc. (“we,” “us,” “our.” or the “Company”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding guidance, our future results of operations or financial condition, business strategy and plans, user growth and engagement, product initiatives, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “going to,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. We caution you that the foregoing may not include all of the forward-looking statements made in this report.
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, as supplemented by our other Securities and Exchange Commission filings, including among other things:
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
These statements are based on our historical performance and on our current plans, estimates and projections in light of information currently available to us, and therefore you should not place undue reliance on them. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and we undertake no obligation to update them in light of new information or future events, except as required by law.
You should carefully consider the above factors, as well as the factors discussed in other risks described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended, as supplemented by our other Securities and Exchange Commission filings. The factors identified above should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. If any of these trends, risks or uncertainties actually occurs or continues, our business, revenue and financial results could be harmed, the trading price of our Class A common stock could decline and you could lose all or part of your investment.

PART I
ITEM 1. FINANCIAL STATEMENTS
SKILLZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except for number of shares and par value per share amounts)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$612,578	$262,728
Warrant exercise receivable	104,558	—
Prepaid expenses and other current assets	14,981	10,491
Total current assets	732,117	273,219
Property and equipment, net	5,398	5,292
Other long-term assets	3,908	3,910
Total assets	$741,423	$282,421
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,513	$22,039
Accrued professional fees	725	5,699
Other current liabilities	29,860	19,618
Total current liabilities	40,098	47,356
Common stock warrant liabilities	112,378	178,232
Other long-term liabilities	36	46
Total liabilities	152,512	225,634
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock $0.0001 par value; 10 million shares authorized — 0 issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock $0.0001 par value; 625 million shares authorized; Class A common stock – 500 million shares authorized; 326 million and 292 million shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; Class B common stock – 125 million shares authorized; 70 million and 78 million shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	39	37
Additional paid-in capital	880,779	295,065
Accumulated deficit	(291,907)	(238,315)
Total stockholders’ equity	588,911	56,787
Total liabilities and stockholders’ equity	$741,423	$282,421
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(1)
(Unaudited, in thousands, except for number of shares and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue	$83,677	$43,559
Costs and expenses:
Cost of revenue	4,256	2,767
Research and development	7,282	4,366
Sales and marketing	96,323	46,825
General and administrative	27,284	4,833
Total costs and expenses	135,145	58,791
Loss from operations	(51,468)	(15,232)
Interest expense, net	(24)	(316)
Change in fair value of common stock warrant liabilities	(2,108)	—
Other income, net	50	51
Loss before income taxes	(53,550)	(15,497)
Provision for income taxes	42	25
Net loss	$(53,592)	$(15,522)
Net loss per share attributable to common stockholders – basic	$(0.15)	$(0.06)
Weighted average common shares outstanding – basic	356,818,954	278,348,903
Net loss attributable to common stockholders – diluted	$(57,391)	$(15,522)
Net loss per share attributable to common stockholders – diluted	$(0.16)	$(0.06)
Weighted average common shares outstanding – diluted	359,827,649	278,348,903
(1) Retroactively restated for the reverse recapitalization as described in Notes 1 and 3.

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)(1)
(Unaudited, in thousands, except for number of shares)

	Redeemable convertible preferred stock		Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	286,074,923	$29	$108,892	$(90,256)	$18,665
Issuance of common stock upon exercise of stock options	—	—	—	—	829,348	—	241	—	241
Stock-based compensation	—	—	—	—	—	—	357	—	357
Net loss	—	—	—	—	—	—	—	(15,522)	(15,522)
Balance at March 31, 2020	—	$—	—	$—	286,904,271	$29	$109,490	$(105,778)	$3,741

Balance at December 31, 2020	—	$—	—	$—	369,797,524	$37	$295,065	$(238,315)	$56,787
Issuance of common stock upon exercise of stock options	—	—	—	—	268,426	—	12	—	12
Issuance of common stock upon exercise of warrants and other, net	—	—	—	—	8,741,863	—	172,519	—	172,519
Net cash contributions from follow-on offering	—	—	—	—	17,000,000	2	402,238	—	402,240
Stock-based compensation	—	—	—	—	—	—	10,945	—	10,945
Net loss	—	—	—	—	—	—	—	(53,592)	(53,592)
Balance at March 31, 2021	—	$—	—	$—	395,807,813	$39	$880,779	$(291,907)	$588,911
(1) Retroactively restated for the reverse recapitalization as described in Notes 1 and 3.

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	$(53,592)	$(15,522)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	555	308
Stock-based compensation	10,945	357
Accretion of unamortized discount and amortization of issuance costs	9	171
Change in fair value of common stock warrant liabilities	2,108	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,499)	(2,290)
Accounts payable	(4,060)	2,109
Accrued professional fees	(851)	—
Other liabilities	10,232	5,758
Net cash used in operating activities	(39,153)	(9,109)
Investing Activities
Purchases of property and equipment, including internal-use software	(659)	(860)
Net cash used in investing activities	(659)	(860)
Financing Activities
Borrowings under debt agreements, net of issuance costs	—	(95)
Proceeds from issuance of common stock in follow-on offering, net of underwriting commissions, and offering costs	402,817	—
Payments made towards offering costs	(13,167)	—
Proceeds from exercise of stock options and issuance of common stock	12	241
Net cash provided by financing activities	389,662	146
Net change in cash, cash equivalents and restricted cash	349,850	(9,823)
Cash, cash equivalents and restricted cash – beginning of year	265,648	28,548
Cash, cash equivalents and restricted cash – end of year	$615,498	$18,725
Supplemental cash flow data:
Cash paid during the period for:
Interest	$15	$178
Noncash investing and financing activities:
Deferred offering costs in accounts payable and accrued liabilities	$1,449	$—
Warrant exercise receivable	$104,558	$—
Warrant liability reclassified to additional paid-in capital	$67,961	$—

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
1. Description of the Business and Basis of Presentation
Business
Skillz is a mobile eSports platform, driving the future of entertainment by accelerating the convergence of sports, video games and media. The Company’s principal activities are to develop and support a proprietary online-hosted technology platform that enables independent game developers to host tournaments and provide competitive gaming activity (“Competitions”) to end-users worldwide.
The Company was originally incorporated in Delaware on March 2, 2020 as a special purpose acquisition company under the name Flying Eagle Acquisition Corp. (“FEAC”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving FEAC and one or more businesses. On December 16, 2020 (the “Closing”), the Company consummated the merger agreement (the “Merger Agreement”) dated September 1, 2020, by and among, FEAC, Merger Sub Inc., a Delaware corporation (“Merger Sub”), Skillz Inc., a Delaware corporation (“Old Skillz”) and Andrew Paradise (the “Founder”), solely in his capacity as the representative of the stockholders of Old Skillz.
Pursuant to the terms of the Merger Agreement, a business combination between FEAC and Old Skillz was effected through the merger of Merger Sub with and into Old Skillz, with Old Skillz surviving as the surviving company and a wholly-owned subsidiary of FEAC (the “Merger” and collectively with the other transaction described in the Merger Agreement, the “Business Combination”). On the closing date of the Business Combination, FEAC changed its name to Skillz Inc. (the “Company” or “Skillz”) and Old Skillz changed its name to Skillz Platform Inc. The Company’s common stock is now listed on the NYSE under the symbol “SKLZ” and warrants to purchase the common stock at an exercise price of $11.50 per share are listed on the NYSE under the symbol “SKLZ.WS.”
Skillz Platform Inc. was originally formed as Professional Gaming, LLC on March 28, 2012, changed its name to Lookout Gaming, LLC on May 18, 2012, and to Skillz LLC on January 31, 2013, before converting to a Delaware corporation with the name Skillz Inc. on April 29, 2013.
Basis of Presentation
The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”).
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Old Skillz. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 0.7471 established in the Business Combination.

Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on May 13, 2021.

Comprehensive Loss
Through March 31, 2021, there are no components of comprehensive loss which are not included in net loss; therefore, a separate statement of comprehensive loss has not been presented.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Estimates are used in several areas including, but not limited to, stock-based compensation and valuation of Public and Private Common Stock Warrants. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. Actual results could differ materially from these estimates.

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
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
Revenue is recognized at the time the performance obligation is satisfied by transferring control of the promised service in an amount that reflects the consideration that the Company expects to receive in exchange for the Monetization Services. The Company recognizes revenue upon completion of a game, which is when its performance obligation to the game developer is satisfied. The Company does not have contract assets or contract liabilities as the payment of the transaction price is concurrent with the fulfillment of the services. At the time of game completion, the Company has the right to receive payment for the services rendered. The Company’s agreements with game developers can generally be terminated for convenience by either party upon thirty days prior written notice, and in certain of our larger developer agreements, the developer, if required by the Company, must continue to make its games available on the platform for a period of up to twelve months. As the Company is able to terminate the developer agreements at its convenience, the Company has concluded the contract term for revenue recognition does not extend beyond the contractual notification period. The Company does not have any transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) as of March 31, 2021 and 2020.
Games provided by two developer partners accounted for 42% and 41% of the Company’s revenue in the three months ended March 31, 2021 and 74% and 12% of the Company’s revenue in the three months ended March 31, 2020. The Company did not generate material international revenue in the three months ended March 31, 2021 and 2020.
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
For the three months ended March 31, 2021 and 2020, the Company recognized a reduction of revenue of $17.6 million and $10.0 million, respectively, related to these end-user incentives.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
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
For the three months ended March 31, 2021 and 2020, the Company recognized sales and marketing expense of $33.3 million and $15.6 million, respectively, related to these end-user incentives.
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
Restricted cash maintained under an agreement that legally restricts the use of such funds is not included within cash and cash equivalents and is reported within other long-term assets. Restricted cash is comprised of $2.9 million which is pledged in the form of a letter of credit for the Company’s new headquarters in San Francisco.
A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheet to cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows is as follows:

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$612,578	$262,728
Restricted cash included in other long-term assets	2,920	2,920
Cash, cash equivalents and restricted cash	$615,498	$265,648

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Fair Value Measurement
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
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
Advertising and Promotional Expense
Advertising and promotional expenses are included in sales and marketing expenses within the statements of operations and are expensed when incurred. For the three months ended March 31, 2021 and 2020, advertising expenses, not including marketing promotions related to the Company’s end-user incentive programs, were $54.5 million and $27.0 million, respectively.
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
All redeemable convertible preferred stock previously classified outside of permanent equity was retroactively adjusted, converted into common stock, and reclassified to permanent equity as a result of the Business Combination. Additionally, changes to the redemption values of the redeemable convertible preferred stock were eliminated as a result of the retroactive adjustment. The Company recorded changes to the redemption value of its redeemable convertible preferred stock of $158.4 million in the year-to-date period ended March 31, 2020. The changes to the redemption values of the redeemable convertible preferred stock were previously accounted for as adjustments to net loss available to common stockholders for each of the respective periods ended. For further details regarding the accounting for the Business Combination, see Note 3.
Public and Private Common Stock Warrant Liabilities
As part of FEAC’s initial public offering, FEAC issued to third party investors 69.0 million units, consisting of one share of Class A common stock of FEAC and one-fourth of one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of FEAC’s initial public offering, FEAC completed the private sale of 10,033,333 warrants to

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
FEAC’s sponsor at a purchase price of $1.50 per warrant (the “Private Warrants”). In connection with the Business Combination, FEAC’s sponsor agreed to forfeit 5,016,666 Private Warrants. Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share. Subsequent to the Business Combination, 8,157,942 Public Warrants and 5,016,666 Private Warrants remained outstanding as of March 31, 2021.
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
The Company evaluated the Public and Private Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Public and Private Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of our Class A stockholders. As there are two classes of common stock, not all of the stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public Warrants and Private Warrants do not meet the conditions to be classified in equity. Since the Public and Private Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting date. Because the Public Warrants were publicly traded and thus had an observable market price in an active market, they were valued based on their trading price as of each reporting date.
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
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
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for public companies, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
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
Shares of Old Skillz common stock issued and outstanding were canceled and converted into the right to receive 0.7471 shares (the "Exchange Ratio") of common stock. Unless otherwise stated, the Exchange Ratio was applied to the number of shares and share prices of Old Skillz throughout these consolidated financial statements.
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
Pursuant to the Merger Agreement, Eagle Equity Partners II, LLC (the “Sponsor”) delivered 10,000,000 of its shares of FEAC Class B common stock into escrow that were subject to forfeiture if certain earnout conditions described more fully in the Merger Agreement were not satisfied. The earnout conditions have been fully satisfied and, in March 2021, the Earnout Shares (as defined below) were released from escrow in accordance with the terms of the Merger Agreement. When the earnout conditions were fully satisfied, 5,000,000 of such shares were released to the Sponsor in the form of shares of the Company’s Class A common stock (the “Sponsor Earnout Shares”), and the other 5,000,000 shares were released to the Old Skillz stockholders (the “Skillz Earnout Shares”, and collectively with the Sponsor Earnout Shares, the “Earnout Shares”), who received shares of the Company’s common stock as a result of the Business Combination in the form of shares of Class A common stock of the Company (other than the Founder and a trust for the benefit of his family members, who received shares of Class B common stock of the Company). The Earnout Shares are accounted for as equity classified equity instruments, were included as merger consideration as part of the Reverse Recapitalization, and recorded in additional paid-in capital.
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
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
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Credit card processing reserve	$6,861	$5,854
Prepaid expenses	6,740	3,772
Other current assets	1,380	865
Prepaid expenses and other current assets	$14,981	$10,491
Property and Equipment, Net
Property and equipment consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Capitalized internal-use software	$6,568	$6,167
Computer equipment and servers	707	631
Furniture and fixtures	184	184
Leasehold improvements	114	114
Construction in progress	1,219	1,037
Total property and equipment	8,792	8,133
Accumulated depreciation and amortization	(3,394)	(2,841)
Property and equipment, net	$5,398	$5,292
Depreciation and amortization expense related to property and equipment was $0.6 million and $0.3 million in the three months ended March 31, 2021 and 2020, respectively.
Other Current Liabilities
Other current liabilities consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
Accrued sales and marketing expenses	$13,340	$7,204
Accrued compensation	6,330	3,825
End-user liability, net	4,479	2,789
Accrued developer revenue share	1,143	907
Other accrued expenses	4,568	4,893
Other current liabilities	$29,860	$19,618

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
5. Fair Value Measurements
As of March 31, 2021 and December 31, 2020, the recorded values of cash and cash equivalents, restricted cash and accounts payable approximate their respective fair values due to the short-term nature of the instruments.
Cash and cash equivalents held by the Company as of March 31, 2021 and December 31, 2020 were $612.6 million and $262.7 million, respectively, and were comprised of cash on hand and money market funds classified within Level 1 of the fair value hierarchy.
Public and Private Common Stock Warrants

	Fair Value Measured as of March 31, 2021
Liabilities included in:	Level 1	Level 2	Level 3	Total
Public Common Stock Warrants	$62,490	$—	$—	$62,490
Private Common Stock Warrants	—	—	49,888	49,888
Total fair value	$62,490	$—	$49,888	$112,378

	Fair Value Measured as of December 31, 2020
Liabilities included in:	Level 1	Level 2	Level 3	Total
Public Common Stock Warrants	$124,545	$—	$—	$124,545
Private Common Stock Warrants	—	—	53,687	53,687
Total fair value	$124,545	$—	$53,687	$178,232

The Public Warrants were classified within Level 1 as they are publicly traded and had an observable market price in an active market. The Private Warrants were classified within Level 3 as they were valued based on a BSM pricing model, which involved the use of certain unobservable inputs, such as expected volatility estimated based on the average historical stock price volatility of comparable companies. As of December 31, 2020, the fair value of the Private Warrants liability was $53.7 million. During the three months ended March 31, 2021, the fair value of the Private Warrants liability decreased by $3.8 million. As of March 31, 2021, the fair value of the Private Warrants was $49.9 million.
6. Commitments and Contingencies
Legal Matters
The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course of business. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of March 31, 2021. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
7. Common Stock Warrants
As of March 31, 2021, the Company had 8,157,942 Public Warrants and 5,016,666 Private Warrants outstanding. During the three months ended March 31, 2021, 9,092,053 Public Warrants were exercised for total proceeds of $104.6 million, which had not been collected are recorded as a warrant exercise receivable in the consolidated balance sheet.
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
Simultaneously with FEAC’s initial public offering, FEAC consummated a private placement of 10,033,333 Private Placement Warrants with FEAC’s sponsor. In connection with the Business Combination, FEAC’s sponsor agreed to forfeit 5,016,666 private placement warrants. Each Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment.
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
8. Stockholders’ Equity
Common Stock
The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, expect with respect to voting and conversion. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 20 votes per share. Shares of Class B common stock are convertible into an equivalent number of shares of Class A common stock and generally convert into shares of Class A common stock upon transfer. Any dividends paid to the holders of Class A common stock and Class B common stock will be paid on a pro rata basis. On a liquidation event, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock and Class B common stock.
As of March 31, 2021, the Company has authorized a total of 635 million shares, consisting of 500 million shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), 125 million shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), and 10 million shares of preferred stock, par value $0.0001 per share (“preferred stock”).

In March 2021, the Company completed an underwritten public offering of its Class A common stock and issued 17,000,000 shares of Class A common stock, for an aggregate purchase price of $408.0 million, before issuance costs of $5.9 million. In connection with the public offering, certain stockholders of the Company sold an aggregate of 19,800,000 shares, including the full exercise of the underwriters’ option to purchase an additional 4,800,000 additional shares. The

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
purchase price per share, net of the underwriter discount, was $23.34. The Company incurred transaction costs of $6.8 million in connection with this sale of shares by certain stockholders, which was recorded as expense during the quarter.
9. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized for the three months ended March 31, 2021 and 2020 as follows:

	2021	2020
Research and development	$1,207	$205
Sales and marketing	1,838	116
General and administrative	7,900	36
Total stock-based compensation expense	$10,945	$357
Equity Incentive Plans
Skillz Inc. 2020 Omnibus Incentive Plan
In December 2020, the Board of Directors of the Company adopted the Skillz Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan became effective upon consummation of the Business Combination and succeeds the Company’s legacy equity incentive plans. Under the 2020 Plan, the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors and consultants. Options are granted at a price per share equal to the fair market value of the underlying common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant. Restricted stock units (“RSUs”) are also granted under the 2020 Plan. These awards typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The 2020 Plan also permits the Company to grant stock-based awards with performance or market conditions. In connection with the closing of the Business Combination, the Company entered into certain option agreements that include vesting conditions contingent upon the attainment of volume weighted average price targets related to the Company’s Class A common stock on the NYSE.
The 2020 Plan permits the Company to deliver up to 47,841,859 shares of common stock pursuant to awards issued under the 2020 Plan, consisting of 15,000,000 shares which may be of Class A and/or Class B common stock, 24,669,278 shares of Class A common stock and 8,172,581 shares of Class B common stock. The total number of shares of Class A common stock and Class B common stock that will be reserved and that may be issued under the 2020 Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2021, by a number of shares equal to five percent (5%) of the total number of shares of Class A common stock and Class B common stock, respectively, outstanding on the last day of the prior calendar year.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Stock Options and Restricted Stock Units
Stock option and RSU activity during the three months ended March 31, 2021 is as follows (in thousands, except for share, per share, and contractual term data):

		Options Outstanding				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2020	35,500,603	38,404,493	$5.89	8.27	$542,074	341,256	$17.68
Options and restricted stock units granted	(1,206,775)	—	—			1,206,775	27.40
Options exercised and restricted stock units released	—	(268,426)	0.05			—	—
Options and restricted stock units canceled	185,920	(159,224)	4.55			(26,696)	17.68
Balance at March 31, 2021	34,479,748	37,976,843	$5.90	8.02	$497,842	1,521,335	$25.39

Exercisable at December 31, 2020		14,248,234	$0.18	6.45	$282,364
Exercisable at March 31, 2021		15,392,444	$0.20	6.26	$290,033
Unvested at December 31, 2020		24,156,259	$9.25	9.34	$259,710
Unvested at March 31, 2021		22,584,399	$9.84	9.22	$207,809

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The number of unvested stock options as of March 31, 2021 and December 31, 2020 does not include 13.1 million and 13.3 million shares of restricted common stock, respectively, previously issued upon the early exercise of grants by certain executives.
As of March 31, 2021, unrecognized stock-based compensation expense related to unvested stock options, restricted common stock, and RSUs was $180.4 million. The weighted-average period over which such compensation expense will be recognized is 3.42 years.
The aggregate intrinsic value of options exercised was $7.9 million and $0.3 million during the three months ended March 31, 2021 and 2020, respectively.
The assumptions used to estimate the fair value of stock options granted and the resulting fair values for the three months ended March 31, 2020 were as follows. No options were granted during the three months ended March 31, 2021:

Three Months Ended March 31,
2020
Expected volatility	47.19% – 47.68%
Risk-free interest rate	1.44%
Expected term (in years)	5.95 – 6.14
Expected dividend yield	—
Weighted average estimated fair value of stock options granted during the period	$2.77

10. Income Taxes
The Company’s income tax provision was $42 thousand and $25 thousand for the three months ended March 31, 2021 and 2020, respectively. This represents an effective tax rate for the respective periods of -0.082% and -0.162%. The Company has historically been in an overall loss position and is only subject to state taxes. The Company maintains a full valuation allowance for all of its deferred tax assets. The effective tax rate differs from the federal statutory rate due to the change in need for valuation allowance and state taxes.
11. Related-Party Transactions
The Company did not have any significant related party transactions in the three months ended March 31, 2021 and 2020 other than stock option grants made to certain executives and the secondary sale as part of the follow-on offering.
12. Net Loss Per Share
Net loss per share calculations for all periods prior to the Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Subsequent to the Business Combination, net loss per share was calculated based on the weighted average number of common stock then outstanding.
The Company computes net loss per share of the Class A common stock and Class B common stock using the two-class method required for participating securities. Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights. The effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted loss per Class A common stock and Class B common stock (in thousands, except for share and per share data):

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Three Month Ended March 31,
	2021	2020
Numerator:
Net loss – Basic	$(53,592)	$(15,522)
Denominator:
Weighted average common shares outstanding – basic	356,818,954	278,348,903
Net loss per share attributable to common stockholders – basic	$(0.15)	$(0.06)

Numerator:
Net loss – Basic	$(53,592)	$(15,522)
Decrease in fair value of Private common stock warrant liabilities	(3,799)	—
Net loss – Diluted	$(57,391)	$(15,522)
Denominator:
Weighted average common shares outstanding – basic	356,818,954	278,348,903
Incremental common shares from assumed exercise of Private Warrants	3,008,695	—
Weighted average common shares outstanding – diluted	359,827,649	278,348,903
Net loss per share attributable to common stockholders – diluted	$(0.16)	$(0.06)
The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands):

	Number of Securities Outstanding at March 31,
	2021	2020
Common and preferred stock warrants	8,157,942	3,635,180
Common stock options	51,121,618	40,326,727
Restricted stock units	1,521,335	—
Total	60,800,895	43,961,907
13. Subsequent Events
In April and May of 2021, 426,168 Public Warrants were exercised at a price of $11.50 per share.

On May 4, 2021, the Company entered into a transition and release agreement providing for Mr. Henry’s retirement from his position as Chief Financial Officer (“CFO”) of the Company, effective June 20, 2021. As part of the transition and release agreement, certain stock options of the CFO will vest through the separation date, which the Company estimates will result in approximately $7.0 million of stock-based compensation expense recorded in the condensed consolidated statement of operations through the third quarter of 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Skillz Inc. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K/A for the year ended December 31, 2020, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).
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
Skillz was founded in 2012 by Andrew Paradise and Casey Chafkin with the vision to make eSports accessible to everyone possible. Today, the platform has 2.7 million monthly active users (“MAUs”) and hosts an average of over 6.5 million daily tournaments, including 1.9 million paid entry daily tournaments, offering over $150 million in prizes each month. As of March 31, 2021, we had over 9,000 registered game developers on our platform that have launched a game integration. For the three months ended March 31, 2021, Solitaire Cube, 21 Blitz and Blackout Bingo accounted for 76% of our revenue. For the three months ended March 31, 2020, Solitaire Cube and 21 Blitz (each developed by Tether) together with Blackout Bingo (developed by Big Run) accounted for 78% of revenue. For the three months ended March 31, 2021, Tether and Big Run accounted for 42% and 41%, respectively, of our revenue. For the three months ended March 31, 2020, Tether and Big Run accounted for 74% and 12%, respectively, of our revenue. Our top titles rotate over time as more games generate success on the Skillz platform. In the three months ended March 31, 2021, the number of games that generated over $1 million of annualized GMV has grown 54% to 40 from 26 in the three months ended March 31, 2020. GMV represents entry fees that may be paid using cash deposits, prior cash winnings that have not been withdrawn, and end-user incentives.
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
For the three months ended March 31, 2021 and 2020, we served 2.7 million and 2.6 million MAUs, respectively, and had monthly average revenue per user (“ARPU”) of $10.35 and $5.57, respectively. We monitor the conversion of users to paying users based on the ratio of Paying MAU to MAU. For each of the first quarters of 2021 and 2020, our Paying MAU to MAU ratio was 17% and 10%, respectively and our Paying MAU was 0.5 million and 0.3 million, respectively and our monthly average revenue per paying user (“ARPPU”) was $60 and $56, respectively. We see a substantial opportunity for our developers to expand beyond casual content into other genres of interactive entertainment, from first-person shooters to racing games. In the three months ended March 31, 2021 and 2020, we generated less than 10% of our revenue from users outside of North America, leaving us with several large untapped international markets. We see a significant opportunity to build partnerships with brands to sponsor tournaments on our platform to both increase our brand awareness and achieve improvements in profitability through advertiser sponsored prizes.
Our Financial Model
Skillz’s financial model aligns the interests of gamers and developers, driving value for our stockholders. By monetizing through competition, our system eliminates friction that exists in traditional monetization models between the developer and the gamer. The more gamers enjoy our platform, the longer they play, creating more value for Skillz and our developers. By generating higher player to payor conversion, retention and engagement, we are able to monetize users at more than five times higher what our developers would generate through advertisements or in-game purchases.
Our platform allows users to participate in fair competition, while rewarding developers who create games that keep players engaged. We generate revenue by receiving a percentage of player entry fees in paid contests, after deducting end-user prize money (i.e., winnings from the Competitions), end-user incentives accounted for as reduction of revenue and the profit share paid to developers (the “Take Rate”). GMV represents entry fees that may be paid using cash deposits, prior cash winnings that have not been withdrawn, and end-user incentives. Cash deposits represented approximately 11% of total entry fees for the three months ended March 31, 2021 and 2020. Prior cash winnings that have not been withdrawn represented approximately 82% of total entry fees for the three months ended March 31, 2021 and 2020. End-user incentives represented approximately 7% of total entry fees for the three months ended March 31, 2021 and 2020. Our model has allowed us to grow users, developers and revenue steadily while driving meaningful operating leverage.
The following are key elements of our financial model:
•The scale, growth and engagement of the users — As we continue to acquire users, our ability to match comparable players, on both skill level and tournament template, in a fair and timely manner improves. Better matching leads to stronger engagement and the ability to create larger tournaments with more profitable take rates. This creates a stickier, more engaging, and continuously improving experience for our players, which in turn attracts more players to our platform, creating a positively reinforcing cycle leading to ever-improving gaming experiences. In the three months ended March 31, 2021 and 2020, we estimate that paying users spent an average of 62 and 63 minutes per day, respectively, in game play on our platform1.
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
•Product-first philosophy and data science capabilities — We have built a culture that puts product first, driving our impact with users and developers and then scaling marketing investment. In the three months ended March 31, 2021, 42% of our salary costs were spent on product development. Our easy-to-integrate SDK contains over 220 features in a 16-MB package which allows for over-the-air upgrades. Our intuitive Developer Console dashboard enables our developers to rapidly integrate and monitor the performance of their games. Our LiveOps system enables us to manage and optimize the user experience across the thousands of games on our platform.

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
We also complement these stable cohort dynamics with disciplined user acquisition spending. We currently expect that the average Three-Year Lifetime Value of our 2018, 2019 and 2020 cohorts will be 3.8x our total user acquisition costs (and after taking into account the end-user incentives recorded and expected to be recorded in sales and marketing expense, which is expected to be 2.5x).

“Three-Year Lifetime Value” means the cumulative gross profit from a paying user over the thirty-six (36) months following user acquisition, which is based on a combination of historic data and extrapolation of historic data for future periods. User acquisition costs include expenses incurred in the period to acquire that cohort of users, including
1 Based on the average number of tournament entries per day multiplied by 4 minutes per tournament. Skillz tracks the number of games that end users play but does not monitor end user playing time on its platform, and this estimate is based on the time allowed to complete a tournament in the top three games for paying users featured on our platform. Accordingly, the actual time paying users spend per day on the platform may be less than such estimate.

digital advertising costs, affiliate marketing costs, third-party vendors and software tools used by the user acquisition marketing team. Historically, our Three-Year Lifetime Value to user acquisition costs has fluctuated over time. Rising digital advertising costs in 2020 reduced our expected average Three-Year Lifetime Value to user acquisition costs relative to prior periods.

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
Generally, end-users are required to deposit funds into their Skillz account in order to be eligible to participate in games for prizes. As part of its monetization services, Skillz is responsible for processing all end-user payments, billings and settlements on behalf of the game developer, such that the game developer does not have to collect directly from or make payments directly to the end-users. When the end-users enter into cash games, the end-users pay an entry fee using cash deposits, prior cash winnings in the end-users’ accounts that have not been withdrawn, and end-user incentives (specifically Bonus Cash). Skillz recognizes revenue related to each game regardless of how entry fees are paid. Skillz is responsible for distributing the prize money to the winner on behalf of the game developer. Skillz typically withholds 16% to 20% of the total entry fees when distributing the prize money as a commission. That commission is shared between Skillz and the game developers; however, the game developers’ share is calculated solely based upon entry fees paid by net cash deposits received from end-users, adjusted for certain costs incurred by Skillz to provide monetization services.

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

Results of Operations
The following table sets forth a summary of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2021	2020
	(in thousands, except share and per share data)
Revenue	$83,677	$43,559
Costs and expenses:
Cost of revenue	4,256	2,767
Research and development	7,282	4,366
Sales and marketing	96,323	46,825
General and administrative	27,284	4,833
Total costs and expenses	135,145	58,791
Loss from operations	(51,468)	(15,232)
Interest expense, net	(24)	(316)
Change in fair value of common stock warrants	(2,108)	—
Other income, net	50	51
Loss before income taxes	(53,550)	(15,497)
Provision for income taxes	42	25
Net loss	$(53,592)	$(15,522)
Net loss per share attributable to common stockholders – basic	$(0.15)	$(0.06)
Weighted average common shares outstanding – basic	356,818,954	278,348,903
Net loss attributable to common stockholders – diluted	$(57,391)	$(15,522)
Net loss per share attributable to common stockholders – diluted	$(0.16)	$(0.06)
Weighted average common shares outstanding – diluted	359,827,649	278,348,903
Revenue

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2021	2020

Revenue	$83,677	$43,559	92%
Revenue increased by $40.1 million, or 92%, to $83.7 million in the three months ended March 31, 2021 from $43.6 million in the three months ended March 31, 2020. The increase was attributable primarily to an increase in paying MAUs, driven by sales and marketing investment to acquire new paying users. ARPU increased 86% over the same period.
Cost of Revenue

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2021	2020

Cost of revenue	$4,256	$2,767	54%

Cost of revenue increased by $1.5 million, or 54%, to $4.3 million in the three months ended March 31, 2021 from $2.8 million in the three months ended March 31, 2020, growing in line with revenue. The increase in cost of revenue was primarily driven by payment processing and software costs. Cost of revenue as a percentage of revenue decreased to 5% in 2021 from 6% in 2020.
Research and Development

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2021	2020

Research and development	$7,282	$4,366	67%

Research and development costs increased by $2.9 million, or 67%, to $7.3 million in the three months ended March 31, 2021 from $4.4 million in the three months ended March 31, 2020. The increase was primarily driven by a $2.3 million increase in research and development headcount costs, of which $1.0 million was related to stock-based compensation, and a $0.6 million increase in server and software costs. Research and development expenses accounted for 9% of revenue in the three months ended March 31, 2021 compared to 10% in the three months ended March 31, 2020.
Sales and Marketing

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2021	2020

Sales and marketing	$96,323	$46,825	106%
Sales and marketing costs increased by $49.5 million, or 106%, to $96.3 million in the three months ended March 31, 2021 from $46.8 million in the three months ended March 31, 2020. The increase was attributable primarily to a 101% increase in spend to acquire new paying users and a 111% increase in engagement marketing spend. User acquisition marketing costs were $54.2 million and $27.0 million in three months ended March 31, 2021 and 2020, respectively. This increase reflects higher digital advertising costs that resulted in an increase in our acquisition cost per user in the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Engagement marketing costs were $36.0 million and $17.1 million in the three months ended March 31, 2021 and 2020, respectively. Engagement marketing as a percentage of revenue increased to 43% in the three months ended March 31, 2021 from 39% the three months ended March 31, 2020. This increase reflects investment in marketing programs that resulted in an increase in our engagement marketing cost per user in the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
General and Administrative

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2021	2020

General and administrative	$27,284	$4,833	465%
General and administrative costs increased by $22.5 million, or 465%, to 27.3 million in the three months ended March 31, 2021 from $4.8 million in the three months ended March 31, 2020. The increase was primarily driven by a $10.8 million increase in headcount costs, of which $8.2 million is related to stock-based compensation expense, a $9.0 million increase in professional expenses related to the follow-on offering, a $2.4 million increase in public company-related insurance costs and fees, and a $0.4 million increase in software costs. General and administrative expenses accounted for 33% of revenue in the three months ended March 31, 2021 compared to 11% in the three months ended March 31, 2020.
Interest expense, net

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2021	2020

Interest expense, net	$(24)	$(316)	(92)%

Interest expense, net decreased by $0.3 million, or 92%, to $24.0 thousand in the three months ended March 31, 2021 from $0.3 million in the three months ended March 31, 2020. The decrease was primarily driven by the repayment of our long-term debt in 2020.
Change in fair value common stock of warrant liabilities

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2021	2020

Change in fair value of common stock warrant liabilities	(2,108)	—	NM
The change in fair value of warrant liabilities was due to the increase in the estimated fair value of the Public and Private Common Stock Warrants.
Other income), net

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2021	2020

Other income, net	$50	$51	NM
Other income, net decreased to $50.0 thousand in the three months ended March 31, 2021 from $51.0 thousand in the three months ended March 31, 2020. The decrease was primarily driven by less interest income generated due to lower interest rates.
Provision for income taxes

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2021	2020

Provision for income taxes	$42	$25	NM
Provision for income taxes increased by $17.0 thousand in the three months ended March 31, 2021. The increase was primarily driven by accrued state tax liabilities.
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
The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(53,592)	$(15,522)
Interest expense, net	24	316
Stock-based compensation	10,945	357
Change in fair value of common stock warrant liabilities(2)	2,108	—
Provision for income taxes	42	25
Depreciation and amortization	555	308
Other non-operating costs (income)	(50)	(51)
Transaction related expenses(1)	8,839	—
Adjusted EBITDA	$(31,129)	$(14,567)
(1)For the three months ended March 31, 2021, amounts represent transaction expenses related to the follow-on offering.
(2)For the three months ended March 31, 2021, amounts represent the fair value adjustments related to the revaluation of liability classified warrants.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from the sales of capital stock. As of March 31, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $612.6 million, which are primarily invested in money market funds.
In December 2019, we entered into a mezzanine term loan for up to $40.0 million; $30.0 million of which is immediately available, with an additional $10.0 million available upon the achievement of certain performance milestones (“2019 Mezzanine Term Loan”). As of March 31, 2021 and December 31, 2020, we had $30.0 million of availability under the 2019 Mezzanine Term Loan and no amounts outstanding. As of March 31, 2021, the Company had 8,157,942 FEAC Public Warrants and 5,016,666 FEAC Private Warrants outstanding that entitle the holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustments. During the three months ended March 31, 2021, 9,092,053 of Public Warrants were exercised for total proceeds of $104.6 million, which had not been collected and were recorded in warrant exercise receivable in the consolidated balance sheet.
As of the date of this statement, our existing cash resources are sufficient to continue operating activities for at least one year past the issuance date of the condensed consolidated financial statements.
The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash used in operating activities	$(39,153)	$(9,109)
Net cash used in investing activities	$(659)	$(860)
Net cash provided by financing activities	$389,662	$146
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

Net cash used in operating activities was $39.2 million for the three months ended March 31, 2021. The most significant component of our cash used during this period was a net loss of $53.6 million, which included non-cash expenses of $10.9 million related to stock-based compensation, $2.1 million for the change in fair value related to Public and Private Common Stock Warrants, $0.6 million related to depreciation and amortization, accretion of unamortized discounts and amortization of issuance costs, and net cash inflows of $0.8 million from changes in operating assets and liabilities.
Net cash used in operating activities was $9.1 million for the three months ended March 31, 2020. The most significant component of our cash used during this period was a net loss of $15.5 million, which included non-cash expenses of $0.8 million related to stock-based compensation, depreciation, amortization, and net cash inflows of $5.6 million from changes in operating assets and liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.7 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively. In all periods, the net cash used in investing activities related to purchases of property and equipment, including internal-use software.
Cash Flows from Financing Activities
Net cash provided by financing activities was $389.7 million for three months ended March 31, 2021, which was primarily due to $402.8 million in net proceeds from the issuance of common stock in connection with the Company’s follow-on offering, partially offset by $13.2 million in payments made towards offering costs.
Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2020, which was primarily due to $0.2 million in net proceeds from the issuance of common stock and net payments from borrowings of $0.1 million under our debt facilities.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments as of March 31, 2021, and the years in which these obligations are due:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Operating lease obligations	$23,487	$1,874	$4,867	$4,952	$11,794
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

Critical Accounting Policies and Estimates
See critical accounting policies and estimates in our Form 10-K/A filed May 13, 2021 as there have been no material changes.
Recent Accounting Pronouncements
See Note 2 to our consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, as well as risks to the availability of funding sources.
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2021, we had cash and cash equivalents of $612.6 million, which consisted of money market fund accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Foreign Currency Risk
There was no material foreign currency risk for the years ended March 31, 2021 and 2020.
ITEM 4. CONTROLS AND PROCEDURES
We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective solely due to the material weakness in our internal control over financial reporting as described below.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. That evaluation included consideration of the views expressed in the SEC’s Staff Statement of April 12, 2021 (“the SEC Staff Statement”) in which the SEC Staff clarified its interpretations of certain generally accepted accounting principles related to warrants issued by Special Purpose Acquisition Companies (“SPACs”). Prior to the SEC Staff Statement, we believed that our warrant accounting was consistent with generally accepted accounting principles. Our belief was supported by the fact that most other SPACs and parties who have merged with SPACs similarly interpreted the warrant accounting principles at issue. However, based on the clarifications expressed in the SEC Staff Statement which resulted in the restatement discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, the Company’s management and the Chief Executive Officer and Chief Financial Officer concluded there was a material weakness in controls related to the classification and accounting for warrants issued by a SPAC, which did not operate effectively to appropriately apply the provisions of ASC 815.
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
Changes in Internal Control
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes described above related to the material weakness related to the accounting for the warrants issued by SPACs.

PART II
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Filed herewith.

**Submitted electronically with the report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the fourteenth day of May, 2021.

SKILLZ INC.

By:	/s/ Andrew Paradise
Name:	Andrew Paradise
Title:	Chief Executive Officer and Chairman