Form 10-Q
period 2021-06-30
Skillz Inc.
filed 2021-08-10
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of July 30, 2021, the registrant had outstanding 334,387,219 shares of Class A common stock and 68,601,268 shares of Class B common stock.

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

PART I
ITEM 1. FINANCIAL STATEMENTS
SKILLZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except for number of shares and par value per share amounts)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$692,778	$262,728
Warrant exercise receivable	1,185	—
Prepaid expenses and other current assets	14,608	10,491
Total current assets	708,571	273,219
Property and equipment, net	5,701	5,292
Other long-term assets	6,186	3,910
Total assets	$720,458	$282,421
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,071	$22,039
Accrued professional fees	725	5,699
Short-term common stock warrant liabilities	77,607	—
Other current liabilities	35,531	19,618
Total current liabilities	124,934	47,356
Long-term common stock warrant liabilities	60,688	178,232
Other long-term liabilities	24	46
Total liabilities	185,646	225,634
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock $0.0001 par value; 10 million shares authorized — 0 issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock $0.0001 par value; 625 million shares authorized; Class A common stock – 500 million shares authorized; 328 million and 292 million shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; Class B common stock – 125 million shares authorized; 69 million and 78 million shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	39	37
Additional paid-in capital	906,275	295,065
Accumulated deficit	(371,502)	(238,315)
Total stockholders’ equity	534,812	56,787
Total liabilities and stockholders’ equity	$720,458	$282,421
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(1)
(Unaudited, in thousands, except for number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$89,491	$58,878	$173,168	$102,437
Costs and expenses:
Cost of revenue	4,386	2,937	8,642	5,704
Research and development	10,140	4,518	17,422	8,884
Sales and marketing	99,523	52,369	195,846	99,194
General and administrative	25,432	11,642	52,716	16,475
Total costs and expenses	139,481	71,466	274,626	130,257
Loss from operations	(49,990)	(12,588)	(101,458)	(27,820)
Interest expense, net	(25)	(957)	(49)	(1,273)
Change in fair value of common stock warrant liabilities	(29,595)	—	(31,703)	—
Other income (expense), net	80	(6,584)	130	(6,533)
Loss before income taxes	(79,530)	(20,129)	(133,080)	(35,626)
Provision for income taxes	65	28	107	53
Net loss	$(79,595)	$(20,157)	$(133,187)	$(35,679)
Net loss per share attributable to common stockholders – basic and diluted	$(0.21)	$(0.07)	$(0.36)	$(0.13)
Weighted average common shares outstanding – basic and diluted	385,945,332	289,823,175	371,519,800	284,054,689
(1) Retroactively restated for the reverse recapitalization as described in Notes 1 and 3.

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(1)
(Unaudited, in thousands, except for number of shares)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	286,074,923	$29	$108,892	$(90,256)	$18,665
Issuance of common stock upon exercise of stock options	—	—	829,348	—	241	—	241
Stock-based compensation	—	—	—	—	357	—	357
Net loss	—	—	—	—	—	(15,522)	(15,522)
Balance at March 31, 2020	—	—	286,904,271	29	109,490	(105,778)	3,741
Issuance of redeemable convertible Series E preferred stock	—	—	15,091,869	2	64,877	—	64,879
Issuance of common stock upon exercise of stock options	—	—	1,029,833	—	130	—	130
Issuance of common stock upon exercise of stock options with promissory note	—	—	12,700,357	1	—	—	1
Repurchase of common stock	—	—	(270,599)	—	—	(543)	(543)
Stock-based compensation	—	—	—	—	5,546	—	5,546
Net loss	—	—	—	—	—	(20,157)	(20,157)
Balance at June 30, 2020	—	$—	315,455,731	$32	$180,043	$(126,478)	$53,597

Balance at December 31, 2020	—	$—	369,797,524	$37	$295,065	$(238,315)	$56,787
Issuance of common stock upon exercise of stock options	—	—	268,426	—	12	—	12
Issuance of common stock upon exercise of warrants and other, net	—	—	8,741,863	—	172,519	—	172,519
Net cash contributions from follow-on offering	—	—	17,000,000	2	402,238	—	402,240
Stock-based compensation	—	—	—	—	10,945	—	10,945
Net loss	—	—	—	—	—	(53,592)	(53,592)
Balance at March 31, 2021	—	—	395,807,813	39	880,779	(291,907)	588,911
Issuance of common stock upon exercise of stock options	—	—	235,054	—	97	—	97
Issuance of common stock upon exercise of warrants and other, net	—	—	628,576	—	9,625	—	9,625
Stock-based compensation	—	—	—	—	15,774	—	15,774
Net loss	—	—	—	—	—	(79,595)	(79,595)
Balance at June 30, 2021	—	$—	396,671,443	$39	$906,275	$(371,502)	$534,812

(1) Retroactively restated for the reverse recapitalization as described in Notes 1 and 3.

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net loss	$(133,187)	$(35,679)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,102	635
Stock-based compensation	26,719	5,903
Accretion of unamortized discount and amortization of issuance costs	19	539
Fair value adjustment of derivatives	—	6,589
Impairment charges	—	3,395
Change in fair value of common stock warrant liabilities	31,703	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,417)	(3,024)
Accounts payable	(2,701)	3,737
Accrued professional fees	(119)	–
Other liabilities	15,891	8,589
Net cash used in operating activities	(64,990)	(9,316)
Investing Activities
Purchases of property and equipment, including internal-use software	(1,508)	(1,875)
Investment in non-marketable equity securities	(2,000)	—
Net cash used in investing activities	(3,508)	(1,875)
Financing Activities
Payments for debt issuance costs	—	(201)
Payments under debt agreements	—	(10,000)
Proceeds from issuance of common stock in follow-on offering, net of underwriting commissions, and offering costs	402,139	—
Payments made towards offering costs	(13,221)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	64,877
Proceeds from exercise of stock options and issuance of common stock	109	371
Proceeds from exercise of common stock warrants	109,521	—
Payments made to repurchase common stock	—	(543)
Net cash provided by financing activities	498,548	54,504
Net change in cash, cash equivalents and restricted cash	430,050	43,313
Cash, cash equivalents and restricted cash – beginning of year	265,648	28,548
Cash, cash equivalents and restricted cash – end of year	$695,698	$71,861
Supplemental cash flow data:
Cash paid during the period for:
Interest	$30	$785
Noncash investing and financing activities:
Deferred offering costs in accounts payable and accrued liabilities	$725	$—
Warrant exercise receivable	$1,185	$—
Warrant liability reclassified to additional paid-in capital	$71,640	$—

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

Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on May 13, 2021.

Comprehensive Loss
Through June 30, 2021, there are no components of comprehensive loss which are not included in net loss; therefore, a separate statement of comprehensive loss has not been presented.
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
Revenue is recognized at the time the performance obligation is satisfied by transferring control of the promised service in an amount that reflects the consideration that the Company expects to receive in exchange for the Monetization Services. The Company recognizes revenue upon completion of a game, which is when its performance obligation to the game developer is satisfied. The Company does not have contract assets or contract liabilities as the payment of the transaction price is concurrent with the fulfillment of the services. At the time of game completion, the Company has the right to receive payment for the services rendered. The Company’s agreements with game developers can generally be terminated for convenience by either party upon thirty days prior written notice, and in certain of our larger developer agreements, the developer, if required by the Company, must continue to make its games available on the platform for a period of up to twelve months. As the Company is able to terminate the developer agreements at its convenience, the Company has concluded the contract term for revenue recognition does not extend beyond the contractual notification period. The Company does not have any transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) as of June 30, 2021 and 2020.
Games provided by two developer partners accounted for 42% and 40% of the Company’s revenue in the three months ended June 30, 2021 and 61% and 28% of the Company’s revenue in the three months ended June 30, 2020. Games provided by two developer partners accounted for 42% and 40% of the Company’s revenue in the six months ended June 30, 2021 and 66% and 21% of the Company’s revenue in the six months ended June 30, 2020. In the three and six months ended June 30, 2021 and 2020, the Company generated less than 10% of its revenue from users outside of North America.
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
An example of an incentive for which the game developer has a valid expectation is Ticketz, which are a virtual currency earned for every Competition played based on the amount of the entry fee (“Ticketz”). Ticketz can be redeemed for prizes, including bonus cash prizes, a promotional incentive that cannot be withdrawn and can only be used by end-users to enter into paid entry fee contests (“Bonus Cash”). Another example is initial deposit Bonus Cash which is a promotional incentive that can be earned in fixed amounts when an end-user makes an initial deposit on the Skillz platform. Bonus Cash can only be used by end-users to enter into future paid entry fee Competitions and cannot be withdrawn by end-users.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
For the three months ended June 30, 2021 and 2020, the Company recognized a reduction of revenue of $18.7 million and $13.6 million, respectively, related to these end-user incentives. For the six months ended June 30, 2021 and 2020, the Company recognized a reduction of revenue of $36.2 million and $23.6 million, respectively, related to these end-user incentives.

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
For the three months ended June 30, 2021 and 2020, the Company recognized sales and marketing expense of $42.0 million and $21.5 million, respectively, related to these end-user incentives. For the six months ended June 30, 2021 and 2020, the Company recognized sales and marketing expense of $75.3 million and $37.2 million, respectively, related to these end-user incentives.
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheet to cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows is as follows:

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$692,778	$262,728
Restricted cash included in other long-term assets	2,920	2,920
Cash, cash equivalents and restricted cash	$695,698	$265,648
Fair Value Measurement
The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
•Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2 — Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
•Level 3 — Unobservable inputs reflecting management’s estimate of assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.
The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Investment in Non-Marketable Equity Securities
The Company has elected to measure its investments in non-marketable equity securities at cost, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer, or in the event of any impairment. This election is reassessed each reporting period to determine whether non-marketable equity securities have a readily determinable fair value, in which case they would no longer be eligible for this election. The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. Impairment indicators might include, but would not necessarily be limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, a significant adverse change in the regulatory, economic, or technological environment of the investee, a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar securities for an amount less than the carrying amount of the investments in those securities. If an impairment exists, a loss is recognized in the consolidated statements of operations for the amount by which the carrying value exceeds the fair value of the investment. Gains and losses resulting from the remeasurement of non-marketable equity securities, including impairment, are

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
recorded through other income (expense), net in the consolidated statement of operations. The Company includes investments in non-marketable equity securities within other long-term assets on the consolidated balance sheets.
Advertising and Promotional Expense
Advertising and promotional expenses are included in sales and marketing expenses within the statements of operations and are expensed when incurred, not including marketing promotions related to the Company’s end-user incentive programs. Advertising expenses were $47.1 million and $25.6 million during the three months ended June 30, 2021 and 2020, respectively, and $101.6 million and $52.6 million during the six months ended June 30, 2021 and 2020, respectively.
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
All redeemable convertible preferred stock previously classified outside of permanent equity was retroactively adjusted, converted into common stock, and reclassified to permanent equity as a result of the Business Combination. Additionally, changes to the redemption values of the redeemable convertible preferred stock were eliminated as a result of the retroactive adjustment. The Company recorded changes to the redemption value of its redeemable convertible preferred stock of $409.5 million in the year-to-date period ended June 30, 2020. The changes to the redemption values of the redeemable convertible preferred stock were previously accounted for as adjustments to net loss available to common stockholders for each of the respective periods ended. For further details regarding the accounting for the Business Combination, see Note 3.
Public and Private Common Stock Warrant Liabilities
As part of FEAC’s initial public offering, FEAC issued to third party investors 69.0 million units, consisting of one share of Class A common stock of FEAC and one-fourth of one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of FEAC’s initial public offering, FEAC completed the private sale of 10,033,333 warrants to FEAC’s sponsor at a purchase price of $1.50 per warrant (the “Private Warrants”). In connection with the Business Combination, FEAC’s sponsor agreed to forfeit 5,016,666 Private Warrants. Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share. Subsequent to the Business Combination, 7,623,436 Public Warrants and 5,016,666 Private Warrants remained outstanding as of June 30, 2021.
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
The Company evaluated the Public and Private Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Public and Private Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A stockholders. As there are two classes of common stock, not all of the stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public Warrants and Private Warrants do not meet the conditions to be classified in equity. Since the Public and Private Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
statement of operations at each reporting date. Because the Public Warrants were publicly traded and thus had an observable market price in an active market, they were valued based on their trading price as of each reporting date.
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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards based on estimated grant-date fair values recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to awards with performance conditions is recognized over the requisite service period when the performance conditions are probable of being achieved. The compensation expense related to awards with market conditions is recognized on an accelerated attribution basis over the requisite service period and is not reversed if the market condition is not satisfied. See Note 9 for more information. The Company accounts for forfeitures as they occur. Stock-based awards granted to employees are primarily stock options.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
As an emerging growth company (“EGC”), the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act until such time as the Company is no longer considered to be an EGC. Effective as of December 31, 2021, the Company is expected to become a large accelerated filer and is expected to cease to be an EGC. As a result, the Company will no longer be able to use the extended transition period for complying with new or revised accounting standards.
In January 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323 and Topic 815. ASU 2020-01 clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
years beginning after December 15, 2021, and interim periods within those fiscal years. The amendments should be applied prospectively. Under a prospective transition, an entity should apply the amendments at the beginning of the interim period that includes the adoption date. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for public companies, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s fiscal year. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Credit card processing reserve	$7,763	$5,854
Prepaid expenses	5,932	3,772
Other current assets	913	865
Prepaid expenses and other current assets	$14,608	$10,491
Property and Equipment, Net
Property and equipment consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Capitalized internal-use software	$6,569	$6,167
Computer equipment and servers	866	631
Furniture and fixtures	184	184
Leasehold improvements	114	114
Construction in progress	1,908	1,037
Total property and equipment	9,641	8,133
Accumulated depreciation and amortization	(3,940)	(2,841)
Property and equipment, net	$5,701	$5,292
Depreciation and amortization expense related to property and equipment was $0.5 million and $0.3 million during the three months ended June 30, 2021 and 2020, respectively, and $1.1 million and $0.6 million during the six months ended June 30, 2021 and 2020, respectively.
Other Current Liabilities
Other current liabilities consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Accrued sales and marketing expenses	$14,275	$7,204
Accrued compensation	9,496	3,825
End-user liability, net	4,131	2,789
Accrued developer revenue share	1,378	907
Other accrued expenses	6,251	4,893
Other current liabilities	$35,531	$19,618

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
5. Fair Value Measurements
As of June 30, 2021 and December 31, 2020, the recorded values of cash and cash equivalents, restricted cash and accounts payable approximate their respective fair values due to the short-term nature of the instruments.
Cash and cash equivalents held by the Company as of June 30, 2021 and December 31, 2020 were $692.8 million and $262.7 million, respectively, and were comprised of cash on hand and money market funds classified within Level 1 of the fair value hierarchy.
Public and Private Common Stock Warrants

	Fair Value Measurements as of June 30, 2021
Liabilities included in:	Level 1	Level 2	Level 3	Total
Public Common Stock Warrants	$77,607	$—	$—	$77,607
Private Common Stock Warrants	—	—	60,688	60,688
Total fair value	$77,607	$—	$60,688	$138,295

	Fair Value Measurements as of December 31, 2020
Liabilities included in:	Level 1	Level 2	Level 3	Total
Public Common Stock Warrants	$124,545	$—	$—	$124,545
Private Common Stock Warrants	—	—	53,687	53,687
Total fair value	$124,545	$—	$53,687	$178,232

The Public Warrants was classified within Level 1 as they are publicly traded and had an observable market price in an active market. The Private Warrants were classified within Level 3 as they were valued based on a BSM pricing model, which involved the use of certain unobservable inputs, such as expected volatility estimated based on the average historical stock price volatility of comparable companies. As of December 31, 2020, the fair value of the Private Warrants liability was $53.7 million. During the three and six months ended June 30, 2021, the fair value of the Private Warrants liability increased by $10.8 million and $7.0 million, respectively. As of June 30, 2021, the fair value of the Private Warrants liability was $60.7 million.
6. Commitments and Contingencies
Legal Matters
The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course of business. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of June 30, 2021. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
7. Common Stock Warrants
As of June 30, 2021, the Company had 7,623,436 Public Warrants and 5,016,666 Private Warrants outstanding. During the six months ended June 30, 2021, 9,626,559 Public Warrants were exercised for total proceeds of $110.7 million, of which $1.2 million had not been collected and are recorded as a warrant exercise receivable in the consolidated balance sheet.
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
The Company may call the Public Warrants for redemption starting anytime, in whole and not in part, at a price of $0.01 per warrant, so long as the Company provides not less than 30 days’ prior written notice of redemption to each warrant holder, and if, and only if, the reported last sale price of Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders provided there is an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants. On July 16, 2021, the Company announced it will redeem all Public Warrants that remain outstanding on August 16, 2021.
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
As of June 30, 2021, the Company has authorized a total of 635 million shares, consisting of 500 million shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), 125 million shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), and 10 million shares of preferred stock, par value $0.0001 per share (“preferred stock”).

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
In March 2021, the Company completed an underwritten public offering of its Class A common stock and issued 17,000,000 shares of Class A common stock, for an aggregate purchase price of $408.0 million, before issuance costs of $5.9 million. In connection with the public offering, certain stockholders of the Company sold an aggregate of 19,800,000 shares, including the full exercise of the underwriters’ option to purchase an additional 4,800,000 additional shares. The purchase price per share, net of the underwriter discount, was $23.34. The Company incurred transaction costs of $6.8 million in connection with this sale of shares by certain stockholders, which was recorded as expense during the quarter.

9. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized for the three and six months ended June 30, 2021 and 2020 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$2,215	$817	$3,422	$1,022
Sales and marketing	2,550	957	4,388	1,073
General and administrative	11,009	3,772	18,909	3,808
Total stock-based compensation expense	$15,774	$5,546	$26,719	$5,903
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
The 2020 Plan permits the Company to deliver up to 47,841,859 shares of common stock pursuant to awards issued under the 2020 Plan, consisting of 15,000,000 shares which may be of Class A and/or Class B common stock, 24,669,278 shares of Class A common stock and 8,172,581 shares of Class B common stock. The total number of shares of Class A common stock and Class B common stock that will be reserved and that may be issued under the 2020 Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2021, by a number of shares equal to five percent 5% of the total number of shares of Class A common stock and Class B common stock, respectively, outstanding on the last day of the prior calendar year.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Stock Options and Restricted Stock Units
Stock option and RSU activity during the six months ended June 30, 2021 is as follows (in thousands, except for share, per share, and contractual term data):

		Options Outstanding				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Exercisable at December 31, 2020	35,500,603	38,404,493	$5.89	8.27	$542,074	341,256	$17.68
Options and restricted stock units granted	(3,147,553)	—	—			3,147,553	21.82
Options exercised and restricted stock units released	—	(503,480)	0.22			—	—
Options and restricted stock units canceled	3,260,091	(2,985,501)	1.32			(274,590)	24.50
Balance at June 30, 2021	35,613,141	34,915,512	$6.35	7.44	$536,745	3,214,219	$21.15

Exercisable at December 31, 2020		14,248,234	$0.18	6.45	$282,364
Exercisable at June 30, 2021		16,096,923	0.21	5.92	346,242
Unvested at December 31, 2020		24,156,259	9.25	9.34	259,710
Unvested at June 30, 2021		18,818,589	11.60	8.74	190,503
The number of unvested stock options as of June 30, 2021 and December 31, 2020 does not include 10.0 million and 13.3 million shares of restricted common stock, respectively, previously issued upon the early exercise of grants by certain executives.
The number of RSUs granted does not include 0.1 million performance based RSUs which the Company issued in June 2021, as the performance-based RSUs are not deemed granted for accounting purposes.
As of June 30, 2021, unrecognized stock-based compensation expense related to unvested stock options, restricted common stock, and RSUs was $176.4 million. The weighted-average period over which such compensation expense will be recognized is 3.63 years.
On May 4, 2021, the Company entered into a transition and release agreement providing for Mr. Henry’s retirement from his position as Chief Financial Officer (“CFO”) of the Company, effective June 20, 2021. As part of the transition and release agreement, certain stock options of the CFO were modified to vest through August 10, 2021, the separation date, based on Mr. Henry’s continuous service to the Company in an executive advisor role from June 21, 2021 through the separation date. This modification will result in $6.4 million of incremental stock-based compensation expense recorded in the condensed consolidated statement of operations through the third quarter of 2021. The Company recognized approximately $3.7 million of this expense for the three months ended June 30, 2021.
The aggregate intrinsic value of options exercised was $4.0 million and $27.2 million during the three months ended June 30, 2021 and 2020, respectively, and $11.8 million and $27.5 million during the six months ended June 30, 2021 and 2020, respectively.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The assumptions used to estimate the fair value of stock options granted and the resulting fair values for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021(1)	2020	2021(1)	2020
Expected volatility	48.71%	47.99% – 48.79%	48.71%	47.99% – 48.79%
Risk-free interest rate	0.02%	0.34% – 0.59%	0.02%	0.34% – 1.44%
Expected term (in years)	0.25	5.00 – 6.18	0.25	5.00 – 6.18
Expected dividend yield	—	—	—	—
Weighted average estimated fair value of stock options granted during the period	$15.63	$2.58	$15.63	$2.42
(1)For the three and six months ended June 30, 2021, the above assumptions were used to estimate the fair value of certain stock options previously granted to the CFO, that were modified as part of the transition and release agreement.

Employee Stock Purchase Plan
In June 2021, the Company commenced its first offering period under the Skillz, Inc. Employee Stock Purchase Plan (the employee Stock Purchase Plan), which assists employees in acquiring a stock ownership interest in the Company and encourages them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The total Employee Stock Purchase plan expense for the three months ended June 30, 2021 was not material.
10. Income Taxes
The Company’s income tax provision was $65 thousand and $28 thousand for the three months ended, June 30, 2021 and 2020, respectively. This represents an effective tax rate for the respective periods of (0.08)% and (0.14)%. The Company’s income tax provision was $107 thousand and $53 thousand for the six months ended June 30, 2021 and 2020, respectively. This represents an effective tax rate for the respective periods of (0.08)% and (0.15)%. The Company has historically been in an overall loss position and is only subject to state taxes. The Company maintains a full valuation allowance for all of its deferred tax assets. The effective tax rate differs from the federal statutory rate due to the change in need for valuation allowance and state taxes.
11. Related-Party Transactions
The Company did not have any significant related party transactions in the three and six months ended June 30, 2021 and 2020 other than stock option grants made to certain executives and the secondary sale as part of the follow-on offering.
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The Company computes net loss per share of the Class A common stock and Class B common stock using the two-class method required for participating securities. Basic and diluted loss per share was the same for each period presented, as the inclusion of all potential Class A Common Stock and Class B Common Stock outstanding would have been antidilutive. Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights. The effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted loss per Class A common stock and Class B common stock (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss - Basic and Diluted	$(79,595)	$(20,157)	$(133,187)	$(35,679)
Denominator:
Weighted average common shares outstanding – Basic and Diluted	385,945,332	289,823,175	371,519,800	284,054,689
Net loss per share attributable to common stockholders – Basic and Diluted	$(0.21)	$(0.07)	$(0.36)	$(0.13)

The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands):

	Number of Securities Outstanding at June 30,
	2021	2020
Common and preferred stock warrants	7,623,436	4,865,722
Common stock options	44,929,906	40,075,953
Restricted stock units	3,147,553	—
Total	55,700,895	44,941,675
13. Investments in Non-Marketable Equity Securities

The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values. The carrying value of the Company’s investments without readily determinable fair values was $2.9 million as of June 30, 2021 and is classified within “Other long-term assets” in our consolidated balance sheets. The Company did not have any investments without readily determinable fair value as of December 31, 2020. The Company did not record any adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative, and did not recognize any gains or losses related to the sale of non-marketable equity securities in the three and six months ended June 30, 2021.

14. Subsequent Events
The Aarki Acquisition
On June 1, 2021, the Company and Aarki, Inc. (“Aarki”) entered into an Agreement and Plan of Merger under which it would acquire Aarki and Aarki would become a wholly-owned subsidiary of the Company. On July 16, 2021, the Company completed the Aarki acquisition under the terms of the Agreement and Plan of Merger. The Company transferred $157.0 million in consideration comprised of approximately $90.0 million in cash and $67.0 million of Skillz Class A common stock to the existing Aarki shareholders and share-based award holders. The addition of Aarki’s technology-driven marketing platform will broaden the Company’s footprint across the rapidly expanding mobile gaming industry.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
As the closing of the Aarki acquisition occurred subsequent to June 30, 2021, the Company’s financial results as of and for the three and six months ended June 30, 2021 do not contain the results of Aarki.
The purchase price, including replacement share awards, is comprised of the net assets acquired, including intangible assets such as developed technology, customer relationships, a trademark, other intangibles, and goodwill. A portion of the goodwill associated with the purchase is expected to be deductible for U.S. income tax purposes. The merger will be accounted for as a business combination pursuant to ASC 805, Business Combinations, whereby the Company is the accounting acquirer of Aarki. Due to the timing of the close of the Aarki acquisition, the Company has not completed its assessment of the accounting and valuation considerations related to the transaction. Additionally, supplemental pro forma information has not been provided for Aarki due to the timing of the closing of the merger.
Non-Marketable Equity Investment
On July 14, 2021, the Company invested $50.0 million in cash in a privately-held software company. The investment will not require consolidation into the Company’s financial statements because the privately held company is not a variable interest entity and the Company does not hold a majority voting interest as a result of the investment. The Company’s non-controlling interest will be accounted for under ASC 321, Investments - Equity Securities.
Redemption of Public Common Stock Warrants
On July 16, 2021, the Company announced the redemption of all public common stock warrants, held by Eagle Equity Partners II, LLC, a Delaware limited liability company (or its permitted transferees), to purchase shares of the Company's Class A common stock that were issued under the Warrant Agreement, dated as of March 5, 2020 (the “Warrant Agreement”), by and among Flying Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent and transfer agent, that remain outstanding on August 16, 2021.

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
Skillz was founded in 2012 by Andrew Paradise and Casey Chafkin with the vision to make eSports accessible to everyone possible. As of the three months ended June 30, 2021, the platform had 2.4 million monthly active users (“MAUs”) and hosts an average of over 5.5 million daily tournaments, including 1.9 million paid entry daily tournaments, offering over $150 million in prizes each month. As of June 30, 2021, we had over 9,000 registered game developers on our platform that have launched a game integration.
For the three months ended June 30, 2021, Solitaire Cube, 21 Blitz and Blackout Bingo accounted for 73% of our revenue. For the three months ended June 30, 2020, Solitaire Cube, 21 Blitz and Blackout Bingo accounted for 80% of our revenue. For the three months ended June 30, 2021, Tether and Big Run accounted for 42% and 40%, respectively, of our revenue. For the three months ended June 30, 2020, Tether and Big Run accounted for 61% and 28%, respectively, of our revenue. out Bingo accounted for 74% of our revenue. For the six months ended June 30, 2020, Solitaire Cube, 21 Blitz and Blackout Bingo accounted for 79% of our revenue. For the six months ended June 30, 2021, Tether and Big Run accounted for 42% and 40%, respectively, of our revenue. For the six months ended June 30, 2020, Tether and Big Run accounted for 66% and 21%, respectively, of our revenue. Our top titles rotate over time as more games generate success on the Skillz platform. In the six months ended June 30, 2021 and 2020, the number of games that generated over $1 million of annualized GMV has grown 29% to 43 from 33. GMV represents entry fees that may be paid using cash deposits, prior cash winnings that have not been withdrawn, and end-user incentives.
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
For the three months ended June 30, 2021 and 2020, we served 2.4 million and 2.6 million MAUs, respectively, and had monthly average revenue per user (“ARPU”) of $12.46 and $7.69, respectively. For the six months ended June 30, 2021 and 2020, we served 2.5 million and 2.6 million MAUs, respectively, and had monthly ARPU of $11.44 and $6.65, respectively. We monitor the conversion of users to paying users based on the ratio of Paying MAU to MAU. For each of the second quarters of 2021 and 2020, our Paying MAU to MAU ratio was 19% and 12%, respectively and our Paying MAU was 0.5 million and 0.3 million, respectively and our monthly ARPPU was $64 and $65, respectively. For the six months ended 2021 and 2020, our Paying MAU to MAU ratio was 19% and 11%, respectively, our Paying MAU was 0.5 million and 0.3 million, respectively, and our ARPPU was $62 and $61, respectively. We see a substantial opportunity for our developers to expand beyond casual content into other genres of interactive entertainment, from first-person shooters to racing games. In the three and six months ended June 30, 2021 and 2020, we generated less than 10% of our revenue from users outside of North America, leaving us with several large untapped international markets. We see a significant opportunity to build partnerships with brands to sponsor tournaments on our platform to both increase our brand awareness and achieve improvements in profitability through advertiser sponsored prizes.

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
Cash deposits represented approximately 10% of total entry fees for the three and six months ended June 30, 2021, and 11% of total entry fees for the three and six months ended June 30, 2020. Prior cash winnings that have not been withdrawn represented approximately 82% of total entry fees for the three and six months ended June 30, 2021 and 2020. End-user incentives represented approximately 8% of total entry fees for the three and six months ended June 30, 2021, and 7% of total entry fees for the three and six months ended June 30, 2020. Our model has allowed us to grow users, developers and revenue steadily while driving meaningful operating leverage.
The following are key elements of our financial model:
•The scale, growth and engagement of the users — As we continue to acquire users, our ability to match comparable players, on both skill level and tournament template, in a fair and timely manner improves. Better matching leads to stronger engagement and the ability to create larger tournaments with more profitable take rates. This creates a stickier, more engaging, and continuously improving experience for our players, which in turn attracts more players to our platform, creating a positively reinforcing cycle leading to ever-improving gaming experiences. On our platform,1 we estimated game play paying users spent an average of 63 and 62 minutes per day during the three months ended June 30, 2021 and 2020, respectively, and 64 and 62 minutes per day during the six months ended June 30, 2021 and 2020, respectively.
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
•Product-first philosophy and data science capabilities — We have built a culture that puts product first, driving our impact with users and developers and then scaling marketing investment. In the three and six months ended June 30, 2021, 39% and 40%, respectively, of our salary costs was spent on product development. Our easy-to-integrate SDK contains over 220 features in a 16-MB package which allows for over-the-air upgrades. Our intuitive Developer Console dashboard enables our developers to rapidly integrate and monitor the performance of their games. Our LiveOps system enables us to manage and optimize the user experience across the thousands of games on our platform.

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
By utilizing the Skillz monetization services, game developers can enhance the player experience by enabling them to compete in head-to-head matches, live tournaments, leagues, and charity tournaments and increase player retention through referral bonus programs, loyalty perks, on-system achievements and Bonus Cash. Skillz provides developers with a SDK that they can download and integrate with their existing games. The SDK serves as a data interface between Skillz and the game developers that enables Skillz to provide monetization services to the developer. Specifically, these monetization services include end-user registration services, player matching, fraud and fair play monitoring, and billing and settlement services. The SDK and Skillz monetization services provide the following key benefits to the developers:
•Streamlined game and tournament management allowing players to register with the developer to compete in games for prizes while earning Skillz loyalty perks;
•Fair play in each tournament via the Skillz suite of fairness tools, including skill-based player matching and fraud monitoring;
•Improved end-user retention by rewarding the most loyal players with Ticketz which can be redeemed in the Skillz virtual store and are earned in every match and can be redeemed for prizes or credits to be used towards future paid entry fee tournaments;
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

Results of Operations
The following table sets forth a summary of our results of operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$89,491	$58,878	$173,168	$102,437
Costs and expenses
Cost of revenue	4,386	2,937	8,642	5,704
Research and development	10,140	4,518	17,422	8,884
Sales and marketing	99,523	52,369	195,846	99,194
General and administrative	25,432	11,642	52,716	16,475
Total costs and expenses	139,481	71,466	274,626	130,257
Loss from operations	(49,990)	(12,588)	(101,458)	(27,820)
Interest expense, net	(25)	(957)	(49)	(1,273)
Change in fair value of common stock warrant liabilities	(29,595)	—	(31,703)	—
Other income (expense), net	80	(6,584)	130	(6,533)
Loss before income taxes	(79,530)	(20,129)	(133,080)	(35,626)
Provision for income taxes	65	28	107	53
Net loss	$(79,595)	$(20,157)	$(133,187)	$(35,679)
Net loss per share attributable to common stockholders – basic and diluted	$(0.21)	$(0.07)	$(0.36)	$(0.13)
Weighted average common shares outstanding – basic and diluted	385,945,332	289,823,175	371,519,800	284,054,689

Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

Revenue	$89,491	$58,878	52%	$173,168	$102,437	69%
Three Months Ended

Revenue increased by $30.6 million, or 52%, to $89.5 million in the three months ended June 30, 2021 from $58.9 million in the three months ended June 30, 2020. The increase was attributable primarily to an increase in Paying MAUs, driven by sales and marketing investment to acquire new paying users. ARPU increased 62% over the same period.
Six Months Ended

Revenue increased by $70.7 million, or 69%, to $173.2 million in the six months ended June 30, 2021 from $102.4 million in the six months ended June 30, 2020. The increase was attributable primarily to an increase in paying MAUs, driven by sales and marketing investment to acquire new paying users. ARPU increased 72% over the same period.
Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

Cost of revenue	$4,386	$2,937	49%	8,642	5,704	52%

Three Months Ended

Cost of revenue increased by $1.4 million, or 49%, to $4.4 million in the three months ended June 30, 2021 from $2.9 million in the three months ended June 30, 2020, growing in line with revenue. The increase in cost of revenue was primarily driven by payment processing and software costs. Cost of revenue as a percentage of revenue was 5% in the three months ended June 30, 2021 and 2020.
Six Months Ended

Cost of revenue increased by $2.9 million, or 52%, to $8.6 million in the six months ended June 30, 2021 from $5.7 million in the six months ended June 30, 2020, growing in line with revenue. The increase in cost of revenue was primarily driven by payment processing and software costs. Cost of revenue as a percentage of revenue decreased to 5% in the six months ended June 30, 2021 compared to 6% in the six months ended June 30, 2020.
Research and Development

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

Research and development	$10,140	$4,518	124%	17,422	8,884	96%
Three Months Ended
Research and development costs increased by $5.6 million, or 124%, to $10.1 million in the three months ended June 30, 2021 from $4.5 million in the three months ended June 30, 2020. The increase was primarily driven by a $3.9 million increase in research and development headcount costs, of which $1.4 million was related to stock-based compensation, a $0.9 million increase in contractor costs and a $0.6 million increase in server and software costs. Research and development expenses accounted for 11% of revenue in the three months ended June 30, 2021 compared to 8% in the three months ended June 30, 2020.
Six Months Ended

Research and development costs increased by $8.5 million, or 96%, to $17.4 million in the six months ended June 30, 2021 from $8.9 million in the six months ended June 30, 2020. The increase was primarily driven by a $5.8 million increase in research and development headcount costs, of which $2.4 million was related to stock-based compensation, a $1.4 million increase in contractor costs and a $1.2 million increase in server and software costs. Research and development expenses accounted for 10% of revenue in the six months ended June 30, 2021 compared to 9% in the six months ended June 30, 2020.
Sales and Marketing

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

Sales and marketing	$99,523	$52,369	90%	195,846	99,194	97%
Three Months Ended
Sales and marketing costs increased by $47.2 million, or 90%, to $99.5 million in the three months ended June 30, 2021 from $52.4 million in the three months ended June 30, 2020. The increase was attributable primarily to an 84% increase in spend to acquire new paying users and a 92% increase in engagement marketing spend. User acquisition marketing costs were $47.0 million and $25.6 million in three months ended June 30, 2021 and 2020, respectively. Engagement marketing costs were $44.9 million and $23.4 million in the three months ended June 30, 2021 and 2020, respectively. Engagement marketing as a percentage of revenue increased to 50% in the three months ended June 30, 2021 from 40% the three months ended June 30, 2020, respectively. This increase reflects investments in marketing programs that resulted in an increase in our engagement marketing cost per user in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Six Months Ended

Sales and marketing costs increased by $96.7 million, or 97%, to $195.8 million in the six months ended June 30, 2021 from $99.2 million in the six months ended June 30, 2020. The increase was attributable primarily to a 93% increase in spend to acquire new paying users and a 100% increase in engagement marketing spend. User acquisition marketing costs were $101.3 million and $52.6 million in six months ended June 30, 2021 and 2020, respectively. This increase reflects higher digital advertising costs that resulted in an increase in our acquisition cost per user in the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Engagement marketing costs were $80.9 million and $40.5 million in the six months ended June 30, 2021 and 2020, respectively. Engagement marketing as a percentage of revenue increased to 47% in the six months ended June 30, 2021 from 40% in the six months ended June 30, 2020. This increase reflects investments in marketing programs that resulted in an increase in our engagement marketing cost per user in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
General and Administrative

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

General and administrative	$25,432	$11,642	118%	52,716	16,475	220%
Three Months Ended

General and administrative costs increased by $13.8 million, or 118%, to $25.4 million in the three months ended June 30, 2021 from $11.6 million in the three months ended June 30, 2020. The increase was primarily driven by a $10.9 million increase in headcount costs, of which $7.2 million is related to stock-based compensation expense, and $3.0 million increase in insurance-related and other public company costs. General and administrative expenses accounted for 28% of revenue in the three months ended June 30, 2021 compared to 20% in the three months ended June 30, 2020.
Six Months Ended

General and administrative costs increased by $36.3 million, or 220%, to $52.7 million in the six months ended June 30, 2021 from $16.5 million in the six months ended June 30, 2020. The increase was primarily driven by a $21.0 million increase in headcount costs, of which $15.1 million is related to stock-based compensation expense, a $7.3 million increase in professional fees related to the Company’s follow-on offering, a $6.8 million increase in public company-related insurance costs and legal fees, and a $1.1 million increase in other public company costs. General and administrative expenses accounted for 30% of revenue in the six months ended June 30, 2021 compared to 16% in the three months ended June 30, 2020.
Interest expense, net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

Interest expense, net	$(25)	$(957)	(97)%	(49)	(1,273)	(96)%
Three Months Ended

Interest expense, net decreased by $0.9 million, or 97%, to $25.0 thousand in the three months ended June 30, 2021 from $1.0 million in the three months ended June 30, 2020. The decrease was primarily driven by the repayment of our long-term debt in 2020.

Six Months Ended

Interest expense, net decreased by $1.2 million, or 96%, to $49.0 thousand in the six months ended June 30, 2021 from $1.3 million in the six months ended June 30, 2020. The decrease was primarily driven by the repayment of our long-term debt in 2020.
Change in fair value common stock of warrant liabilities

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

Change in fair value of common stock warrant liabilities	(29,595)	—	NM	(31,703)	—	NM
The change in fair value of warrant liabilities was due to the increase in the estimated fair value of the Public and Private Common Stock Warrants.
Other income (expense), net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

Other income (expense), net	$80	$(6,584)	(101)%	130	(6,533)	(102)%
Three Months Ended

Other income (expense), net decreased by 6.7 million, or 101%, to income of $80 thousand in the three months ended June 30, 2021 from expense of $6.6 million in the three months ended June 30, 2020. The decrease was primarily driven by expense related the fair value adjustment to the Redeemable convertible Series E preferred stock forward contract liability in three months ended June 30, 2020.
Six Months Ended

Other income (expense), net decreased by 6.7 million, or 102%, to income of 0.1 million in the six months ended June 30, 2021 from expense of $6.5 million in the six months ended June 30, 2020. The decrease was primarily driven by expense related to the fair value adjustment to the Redeemable convertible Series E preferred stock forward contract liability in six months ended June 30, 2020.
Provision for income taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

Provision for income taxes	$65	$28	132%	107	53	102%
Three Months Ended

Provision for income taxes increased by $37.0 thousand, or 132%, to $65 thousand in the three months ended June 30, 2021 from $28 thousand in the three months ended June 30, 2020. The increase was primarily driven by accrued state tax liabilities.
Six Months Ended

Provision for income taxes increased by $54.0 thousand, or 102%, to $0.1 million in the six months ended June 30, 2021 from $53 thousand in the six months ended June 30, 2020. The increase was primarily driven by accrued state tax liabilities.

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
The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(79,595)	$(20,157)	$(133,187)	$(35,679)
Interest expense, net	25	957	49	1,273
Stock-based compensation	15,774	5,546	26,719	5,903
Change in fair value of common stock warrant liabilities	29,595	—	31,703	—
Provision for income taxes	65	28	107	53
Depreciation and amortization	547	327	1,102	635
Impairment charge (2)	—	3,395	—	3,395
Other (income) expense, net	(80)	6,584	(130)	6,533
One-time nonrecurring expenses (1)	2,090	—	10,929	—
Adjusted EBITDA	$(31,579)	$(3,320)	$(62,708)	$(17,887)

(1)For the three and six months ended June 30, 2021, amounts represent one-time nonrecurring expenses related to the follow-on offering, Aarki acquisition, and executive severance expense.
(2)For the three and six months ended June 30, 2020, amounts represent an impairment charge of a lease deposit and prepayment in connection with a lease agreement related to our facilities in San Francisco.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily from the sales of capital stock. As of June 30, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $692.8 million, which are primarily invested in money market funds.
As of June 30, 2021, the Company had 7,623,436 FEAC Public Warrants and 5,016,666 FEAC Private Warrants outstanding that entitle the holder to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustments. During the six months ended June 30, 2021, 9,626,559 of Public Warrants were exercised for total proceeds of $110.7 million, of which $1.2 million had not been collected and were recorded in warrant exercise receivable in the consolidated balance sheet.
As of the date of this statement, our existing cash resources are sufficient to continue operating activities for at least one year past the issuance date of the condensed consolidated financial statements.
The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(64,990)	$(9,316)
Net cash used in investing activities	$(3,508)	$(1,875)
Net cash provided by financing activities	$498,548	$54,504
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
Net cash used in operating activities was $65.0 million for the six months ended June 30, 2021. The most significant component of our cash used during this period was a net loss of $133.2 million, which included non-cash expenses of $31.7 million for the change in fair value related to Public and Private Common Stock Warrants, $26.7 million related to stock-based compensation, $1.1 million related to depreciation and amortization, accretion of unamortized discounts and amortization of issuance costs, and net cash inflows of $8.7 million from changes in operating assets and liabilities. The net cash inflows from changes of operating assets and liabilities were primarily the result of an increase in other liabilities of $15.9 million, primarily related to an increase in accrued sales and marketing costs.
Net cash used in operating activities was $9.3 million for the six months ended June 30, 2020. The most significant component of our cash used during this period was a net loss of $35.7 million, which included non-cash expenses of $6.6 million for the change in fair value related to Series E preferred stock forward contract liability, $5.9 million related to stock-based compensation, $3.4 million related to impairment charges, $1.2 million related to depreciation, amortization, and net cash inflows of $9.3 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of an increase in other liabilities of $8.6 million, primarily related to an increase in accrued sales and marketing costs.
Cash Flows from Investing Activities

Net cash used in investing activities was $3.5 million for the six months ended June 30, 2021. The net cash used in investing activities included a $2.0 million investment in non-marketable equity securities, and $1.5 million in purchases of property and equipment, including internal-use software.

Net cash used in investing activities was $1.9 million for the six months ended June 30, 2020. The net cash used in investing activities related to purchases of property and equipment, including internal-use software.

Cash Flows from Financing Activities
Net cash provided by financing activities was $498.5 million for six months ended June 30, 2021, which was primarily due to $402.1 million in net proceeds from the issuance of common stock in connection with the Company’s follow-on offering and $109.5 million of proceeds from the exercise of common stock warrants, partially offset by $13.2 million in payments made towards offering costs.
Net cash provided by financing activities was $54.5 million for the six months ended June 30, 2020, which was primarily due to $64.9 million in net proceeds from the issuance of redeemable convertible Series E preferred stock, net of payments from borrowings of $10.0 million under our debt facilities, and $0.5 million in stock repurchases.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments as of June 30, 2021, and the years in which these obligations are due:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Operating lease obligations	$22,862	$1,249	$4,867	$4,952	$11,794
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021, we had cash and cash equivalents of $692.8 million, which primarily consisted of money market fund accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Foreign Currency Risk
There was no material foreign currency risk for the six months ended June 30, 2021 and 2020.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
On April 12, 2021, the staff of the SEC issued an SEC Staff Statement (“the SEC Staff Statement”) in which the SEC Staff clarified its interpretations of certain generally accepted accounting principles related to warrants issued by Special Purpose Acquisition Companies (“SPACs”). Prior to the SEC Staff Statement, we believed that our warrant accounting was consistent with generally accepted accounting principles. Our belief was supported by the fact that most other SPACs and parties who have merged with SPACs similarly interpreted the warrant accounting principles at issue. However, based on the clarifications expressed in the SEC Staff Statement which resulted in the restatement discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, the Company’s management and the Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020, there was a material weakness in controls related to the classification and accounting for warrants issued by a SPAC, which did not operate effectively to appropriately apply the provisions of ASC 815.
Remediation of Material Weakness
To remediate the material weakness, the Company studied and clarified its understanding of the accounting of contracts that may be settled in the Company’s own stock, such as warrants, as equity of the entity or as an asset or liability as highlighted in the SEC Staff Statement, and implemented additional review procedures and enhanced its accounting policy related to the accounting for such contracts to determine proper accounting in accordance with GAAP as clarified by the SEC Staff Statement. Based on actions taken, as well as the evaluation of the design and operating effectiveness of these new controls, management believes that the material weakness has been remediated, subject to the ongoing evaluation of the design and operating effectiveness of these controls in connection with its annual assessment of internal control over financial reporting.
Changes in Internal Control
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes described above related to the material weakness related to the accounting for the warrants issued by SPACs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.1	Offer Letter, signed by Skillz Inc. and Ian Lee, dated May 1, 2021
10.2	Form of Restricted Stock Unit Award Agreement
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**Submitted electronically with the report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the ninth day of August, 2021.

SKILLZ INC.

By:	/s/ Andrew Paradise
Name:	Andrew Paradise
Title:	Chief Executive Officer and Chairman