Form 10-Q
period 2021-09-30
Skillz Inc.
filed 2021-11-09
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of November 1, 2021, the registrant had outstanding 339,335,182 shares of Class A common stock and 68,717,138 shares of Class B common stock.

SKILLZ INC.
NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, about Skillz Inc. (“we,” “us,” “our,” or the “Company”) and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this report, including statements regarding guidance, our future results of operations or financial condition, business strategy and plans, user growth and engagement, product initiatives, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “going to,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. We caution you that the foregoing may not include all of the forward-looking statements made in this report.
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
You should carefully consider the above factors, as well as the factors discussed in other risks described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2020, as supplemented by our other Securities and Exchange Commission filings. The factors identified above should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. If any of these trends, risks or uncertainties actually occurs or continues, our business, revenue and financial results could be harmed, the trading price of our Class A common stock could decline and you could lose all or part of your investment.

PART I
ITEM 1. FINANCIAL STATEMENTS
SKILLZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except for number of shares and par value per share amounts)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$540,308	$262,728
Accounts receivable, net	12,725	—
Prepaid expenses and other current assets	17,309	10,491
Total current assets	570,342	273,219
Property and equipment, net	10,852	5,292
Investments in non-marketable equity securities	55,628	—
Intangible assets, net	83,241	—
Goodwill	87,230	—
Other long-term assets	3,839	3,910
Total assets	$811,132	$282,421
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,047	$22,039
Accrued professional fees	—	5,699
Other current liabilities	70,157	19,618
Total current liabilities	80,204	47,356
Long-term common stock warrant liabilities	12,318	178,232
Other long-term liabilities	14,274	46
Total liabilities	106,796	225,634
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock $0.0001 par value; 10 million shares authorized — 0 issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock $0.0001 par value; 625 million shares authorized; Class A common stock – 500 million shares authorized; 339 million and 292 million shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; Class B common stock – 125 million shares authorized; 69 million and 78 million shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	40	37
Additional paid-in capital	1,025,017	295,065
Accumulated deficit	(320,721)	(238,315)
Total stockholders’ equity	704,336	56,787
Total liabilities and stockholders’ equity	$811,132	$282,421
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS(1)
(Unaudited, in thousands, except for number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$102,072	$59,955	$275,240	$162,392
Costs and expenses:
Cost of revenue	7,647	3,102	16,289	8,806
Research and development	13,162	4,369	30,584	13,253
Sales and marketing	114,531	73,187	310,377	172,381
General and administrative	48,376	7,861	101,092	24,336
Total costs and expenses	183,716	88,519	458,342	218,776
Loss from operations	(81,644)	(28,564)	(183,102)	(56,384)
Interest expense, net	(87)	(24)	(136)	(1,297)
Change in fair value of common stock warrant liabilities	113,601	—	81,898	—
Other income (expense), net	(22)	(14,216)	108	(20,749)
Income (loss) before income taxes	31,848	(42,804)	(101,232)	(78,430)
(Benefit) provision for income taxes	(18,933)	47	(18,826)	100
Net income (loss)	$50,781	$(42,851)	$(82,406)	$(78,530)
Net income (loss) per share attributable to common stockholders – basic	$0.13	$(0.14)	$(0.22)	$(0.27)
Weighted average common shares outstanding – basic	395,053,445	298,713,456	379,450,553	288,958,713

Net loss attributable to common stockholders – diluted	$(62,820)	$(42,851)	$(164,304)	$(78,530)
Net loss per share attributable to common stockholders – diluted	$(0.16)	$(0.14)	$(0.43)	$(0.27)
Weighted average common shares outstanding – diluted	396,030,131	298,713,456	385,451,806	288,958,713
(1) Retroactively restated for the reverse recapitalization as described in Notes 1 and 3.

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(1)
(Unaudited, in thousands, except for number of shares)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	286,074,923	$29	$108,892	$(90,256)	$18,665
Issuance of common stock upon exercise of stock options	—	—	829,348	—	241	—	241
Stock-based compensation	—	—	—	—	357	—	357
Net loss	—	—	—	—	—	(15,522)	(15,522)
Balance at March 31, 2020	—	—	286,904,271	29	109,490	(105,778)	3,741
Issuance of redeemable convertible Series E preferred stock	—	—	15,091,869	2	64,877	—	64,879
Issuance of common stock upon exercise of stock options	—	—	1,029,833	—	130	—	130
Issuance of common stock upon exercise of stock options with promissory note	—	—	12,700,357	1	—	—	1
Repurchase of common stock	—	—	(270,599)	—	—	(543)	(543)
Stock-based compensation	—	—	—	—	5,546	—	5,546
Net loss	—	—	—	—	—	(20,157)	(20,157)
Balance at June 30, 2020	—	—	315,455,731	32	180,043	(126,478)	53,597
Issuance of redeemable convertible Series E preferred stock	—	—	2,739,398	—	33,428	—	33,428
Issuance of common stock upon exercise of stock options	—	—	2,102,672	—	302	—	302
Issuance of common stock upon exercise of stock options with promissory note	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(186,775)	—	—	(695)	(695)
Repurchase of preferred stock	—	—	(296,733)	—	—	(1,211)	(1,211)
Stock-based compensation	—	—	—	—	3,662	—	3,662
Net loss	—	—	—	—	—	(42,851)	(42,851)
Balance at September 30, 2020	—	$—	319,814,293	$32	$217,435	$(171,235)	$46,232

Balance at December 31, 2020	—	$—	369,797,524	$37	$295,065	$(238,315)	$56,787
Issuance of common stock upon exercise of stock options	—	—	268,426	—	12	—	12
Issuance of common stock upon exercise of warrants and other, net	—	—	8,741,863	—	172,519	—	172,519
Net cash contributions from follow-on offering	—	—	17,000,000	2	402,238	—	402,240
Stock-based compensation	—	—	—	—	10,945	—	10,945
Net loss	—	—	—	—	—	(53,592)	(53,592)
Balance at March 31, 2021	—	—	395,807,813	39	880,779	(291,907)	588,911
Issuance of common stock upon exercise of stock options	—	—	235,054	—	97	—	97
Issuance of common stock upon exercise of warrants and other, net	—	—	628,576	—	9,625	—	9,625
Stock-based compensation	—	—	—	—	15,774	—	15,774
Net loss	—	—	—	—	—	(79,595)	(79,595)
Balance at June 30, 2021	—	—	396,671,443	39	906,275	(371,502)	534,812
Issuance of common stock upon exercise of stock options	—	—	4,393,149	—	3,056	—	3,056
Issuance of common stock upon exercise of warrants and other, net	—	—	2,236,383	1	32,967	—	32,968
Issuance of common stock for business combination	—	—	4,401,633	—	66,907	—	66,907
Stock-based compensation	—	—	—	—	15,812	—	15,812
Net income	—	—	—	—	—	50,781	50,781
Balance at September 30, 2021	—	$—	407,702,608	$40	$1,025,017	$(320,721)	$704,336
(1) Retroactively restated for the reverse recapitalization as described in Notes 1 and 3.

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net loss	$(82,406)	$(78,530)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,093	1,092
Stock-based compensation	42,531	9,565
Accretion of unamortized discount and amortization of issuance costs	28	548
Fair value adjustment of financial instruments	—	20,808
Impairment charge	—	3,395
Deferred income taxes	(18,825)	—
Change in fair value of common stock warrant liabilities	(81,898)	—
Changes in operating assets and liabilities:
Accounts receivable, net	975	—
Prepaid expenses and other assets	(7,217)	(3,858)
Deferred offering costs	—	(13,507)
Accounts payable	(3,445)	3,078
Accrued professional fees	(3,989)	12,199
Loss contingency accrual	11,557	—
Other liabilities	33,270	15,466
Net cash used in operating activities	(103,326)	(29,744)
Investing Activities
Purchases of property and equipment, including internal-use software	(2,068)	(3,009)
Investment in non-marketable equity securities	(54,748)	—
Business combination, net of cash acquired	(83,987)	—
Net cash used in investing activities	(140,803)	(3,009)
Financing Activities
Payments of capital lease obligations	(946)	—
Payments for debt issuance costs	—	(201)
Payments under debt agreements	—	(10,000)
Proceeds from issuance of common stock in follow-on offering, net of underwriting commissions, and offering costs	402,139	—
Payments made towards offering costs	(13,221)	(653)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	76,617
Proceeds from exercise of stock options and issuance of common stock	3,166	673
Proceeds from exercise of common stock warrants, net of redemptions	130,571	—
Payments made to repurchase common stock and preferred stock	—	(2,450)
Net cash provided by financing activities	521,709	63,986
Net change in cash, cash equivalents and restricted cash	277,580	31,233
Cash, cash equivalents and restricted cash – beginning of year	265,648	28,548
Cash, cash equivalents and restricted cash – end of year	$543,228	$59,781
Supplemental cash flow data:
Cash paid during the period for:
Interest	$161	$800
Noncash investing and financing activities:
Issuance of common stock for business combination	$67,051	$—
Remeasurement of redeemable convertible preferred stock	$—	$865,952
Settlement of the Redeemable convertible Series E preferred stock forward contract liability	$—	$21,688
Deferred offering costs in accounts payable and accrued liabilities	$—	$12,795
Warrant liability reclassified to additional paid-in capital	$84,016	$—
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
Pursuant to the terms of the Merger Agreement, a business combination between FEAC and Old Skillz was effected through the merger of Merger Sub with and into Old Skillz, with Old Skillz surviving as the surviving company and a wholly-owned subsidiary of FEAC (the “Merger” and collectively with the other transaction described in the Merger Agreement, the “FEAC Business Combination”). On the closing date of the business combination, FEAC changed its name to Skillz Inc. (the “Company” or “Skillz”) and Old Skillz changed its name to Skillz Platform Inc. The Company’s common stock is now listed on the NYSE under the symbol “SKLZ” and warrants to purchase the common stock at an exercise price of $11.50 per share were listed on the NYSE under the symbol “SKLZ.WS.”
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
Pursuant to the Merger Agreement, the merger between Merger Sub and Old Skillz was accounted for as a reverse recapitalization in accordance with U.S. GAAP (the “Reverse Recapitalization”). Under this method of accounting, FEAC was treated as the “acquired” company and Old Skillz was treated as the acquirer for financial reporting purposes.
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

Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, as filed with the SEC on May 13, 2021.

Comprehensive Loss
Through September 30, 2021, there are no components of comprehensive loss which are not included in net loss; therefore, a separate statement of comprehensive loss has not been presented.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Estimates are used in several areas including, but not limited to, stock-based compensation, valuation of Public and Private Common Stock Warrants, the fair values of goodwill and intangible assets and the useful lives of the Company’s intangible assets. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. Actual results could differ materially from these estimates.

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
Revenue is recognized at the time the performance obligation is satisfied by transferring control of the promised service in an amount that reflects the consideration that the Company expects to receive in exchange for the Monetization Services. The Company recognizes revenue upon completion of a game, which is when its performance obligation to the game developer is satisfied. The Company does not have contract assets or contract liabilities as the payment of the transaction price is concurrent with the fulfillment of the services. At the time of game completion, the Company has the right to receive payment for the services rendered. The Company’s agreements with game developers can generally be terminated for convenience by either party upon thirty days prior written notice, and in certain of our larger developer agreements, the developer, if required by the Company, must continue to make its games available on the platform for a period of up to twelve months. As the Company is able to terminate the developer agreements at its convenience, the Company has concluded the contract term for revenue recognition does not extend beyond the contractual notification period. The Company does not have any transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2021 and 2020.
Games provided by two developer partners accounted for 43% and 37% of the Company’s revenue in the three months ended September 30, 2021 and 56% and 31% of the Company’s revenue in the three months ended September 30, 2020. Games provided by two developer partners accounted for 43% and 39% of the Company’s revenue in the nine months ended September 30, 2021 and 63% and 25% of the Company’s revenue in the nine months ended September 30, 2020. In the three and nine months ended September 30, 2021 and 2020, the Company generated less than 12% and 10% of its revenue from users outside of North America, respectively.
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
For the three months ended September 30, 2021 and 2020, the Company recognized a reduction of revenue of $18.7 million and $13.0 million, respectively, related to these end-user incentives. For the nine months ended September 30, 2021 and 2020, the Company recognized a reduction of revenue of $54.9 million and $36.6 million, respectively, related to these end-user incentives.
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
For the three months ended September 30, 2021 and 2020, the Company recognized sales and marketing expense of $47.0 million and $24.2 million, respectively, related to these end-user incentives. For the nine months ended September 30, 2021 and 2020, the Company recognized sales and marketing expense of $122.6 million and $61.4 million, respectively, related to these end-user incentives. Including all other engagement marketing programs, total engagement marketing included in sales and marketing expense was $50.0 million and $26.6 million for the three months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020 total engagement marketing was $130.9 million and $67.2 million, respectively.
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
A reconciliation of the Company’s cash and cash equivalents in the Condensed Consolidated Balance Sheet to cash, cash equivalents and restricted cash in the Condensed Consolidated Statement of Cash Flows is as follows:

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$540,308	$262,728
Restricted cash included in other long-term assets	2,920	2,920
Cash, cash equivalents and restricted cash	$543,228	$265,648
Accounts Receivable, Net
Accounts receivable, net, is comprised of trade accounts receivable recorded at the invoiced amounts for programmatic media campaigns, net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where it becomes aware of a specific customer’s inability to meet its financial obligations to us, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount that management believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on our historical losses and an overall assessment of past due trade accounts receivable outstanding. At September 30, 2021, the Company’s reserve recorded for uncollectible accounts receivable was not significant to the condensed consolidated financial statements.

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Business Combinations
The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. The Company uses the acquisition method of accounting and allocates the purchase price, including the fair value of any non-cash consideration, to the identifiable assets and liabilities of the relevant acquired business at their acquisition date fair values. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Determining the fair value of assets acquired and liabilities assumed requires the Company to perform valuations with significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.
Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level, which is the same or one level below the operating segment. The Company has one operating segment: Skillz Platform, Inc. The Company identifies its reporting unit by assessing whether there are components of its operating segment which constitute businesses for which discrete financial information is available and reviewed regularly by segment managers. The Company tests goodwill for impairment at least annually during the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, loss of key customers, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.

When testing goodwill for impairment, the Company first performs a qualitative assessment. If the Company determines it is not more likely than not a reporting unit’s fair value is less than its carrying amount, then no further analysis is necessary. If the Company determines it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then the Company compares the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If, however, the fair value of the reporting unit is less than its carrying amount, then such balance would be recorded as an impairment loss. Any impairment loss is limited to the carrying amount of goodwill allocated to the reporting unit.

Impairment of Long-Lived Assets
Long-lived assets consist of property, plant equipment and intangible assets with estimable useful lives subject to depreciation and amortization. Intangible assets consist of purchased intangible assets including developed technology, customer relationships, trademarks and tradenames and are amortized over their useful lives ranging from one to eight years using the straight-line method of amortization. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.

Investment in Non-Marketable Equity Securities
The Company has elected to measure its existing investments in non-marketable equity securities at cost, less impairments, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer (“measurement alternative”). This election is reassessed each reporting period to determine whether non-marketable equity securities have a readily determinable fair value, in which case they would no longer be eligible for this election. The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. Impairment indicators might include, but would not necessarily be limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, a significant adverse change in the regulatory, economic, or technological environment of the investee, a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar securities for an amount less than the carrying amount of the investments in those securities. If an impairment exists, a loss is recognized in the consolidated statements of operations for the amount by which the carrying value exceeds the fair value of the investment. Gains and losses resulting from the remeasurement of non-marketable equity securities, including impairment, are recorded through other income (expense), net in the consolidated statement of operations. The Company separately presents investments in non-marketable equity securities within long-term assets on the consolidated balance sheets.
Advertising and Promotional Expense
Advertising and promotional expenses are included in sales and marketing expenses within the consolidated statements of operations and are expensed when incurred, not including marketing promotions related to the Company’s end-user incentive programs. Advertising expenses were $55.2 million and $43.6 million during the three months ended September 30, 2021 and 2020, respectively, and $156.6 million and $96.2 million during the nine months ended September 30, 2021 and 2020, respectively.
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
All redeemable convertible preferred stock previously classified outside of permanent equity was retroactively adjusted, converted into common stock, and reclassified to permanent equity as a result of the Business Combination. Additionally, changes to the redemption values of the redeemable convertible preferred stock were eliminated as a result of the retroactive adjustment. The Company recorded changes to the redemption value of its redeemable convertible preferred stock of $866.0 million in the year-to-date period ended September 30, 2020. The changes to the redemption values of the redeemable convertible preferred stock were previously accounted for as adjustments to net loss available to common stockholders for each of the respective periods ended. For further details regarding the accounting for the Business Combination, see Note 3.
Public and Private Common Stock Warrant Liabilities
As part of FEAC’s initial public offering, FEAC issued to third party investors 69.0 million units, consisting of one share of Class A common stock of FEAC and one-fourth of one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of FEAC’s initial public offering, FEAC completed the private sale of 10,033,333 warrants to FEAC’s sponsor at a purchase price of $1.50 per warrant (the “Private Warrants”). In connection with the Business Combination, FEAC’s sponsor agreed to forfeit 5,016,666 Private Warrants. Each Private Warrant allows the sponsor to

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
purchase one share of Class A common stock at $11.50 per share. Subsequent to the Business Combination, zero Public Warrants and 4,535,728 Private Warrants remained outstanding as of September 30, 2021.
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

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including its long-term debt, preferred stock and stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives and freestanding derivative financial instruments that are classified as assets or liabilities are recognized at fair value with changes in fair value recognized as a component of other income (expense), net in the consolidated statements of operations.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards based on estimated grant-date fair values recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to awards with performance conditions is recognized over the requisite service period when the performance conditions are probable of being achieved. The compensation expense related to awards with market conditions is recognized on an accelerated attribution basis over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved, and is not reversed if the market condition is not satisfied. See Note 9 for more

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
information. The Company accounts for forfeitures as they occur. Stock-based awards granted to employees are primarily stock options.
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
For awards with market conditions, the Company determines the grant date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, expected capital raise percentage and market capitalization milestones. Given the limited market trading history subsequent to the Business Combination and no public market for the Company’s shares prior to the Business Combination, the Company estimates the volatility of common stock on the date of grant based on the weighted

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
average historical stock price volatility of comparable publicly-traded companies in its industry group. The Company estimates the expected term based on various exercise scenarios, as these awards are not considered “plain vanilla.” The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates the expected date of a qualifying event, the expected capital raise percentage and the expected achievement date of market capitalization milestones based on management’s expectations at the time of measurement of the award’s value.

Segments
As a result of the acquisition of Aarki, the Company is currently evaluating the impact to its operating and reportable segment based on how the business will be managed going forward. Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. During the three and nine months ended September 30, 2021, the Company continued to operate as a single operating and reportable segment as the CODM reviews financial information presented on a consolidated basis, at the Company level, for the purposes of making operating decisions, allocation of resources, and evaluating financial performance.

As of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020, the Company did not have material revenue earned or assets located outside of the United States.

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
In January 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-01, Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323 and Topic 815. ASU 2020-01 clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the fair value measurement alternative. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. The amendments should be applied prospectively. Under a prospective transition, an entity should apply the amendments at the beginning of the interim period that includes the adoption date. The Company does not expect the adoption of this standard to result in a material impact to the consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for public companies, excluding entities eligible to be smaller reporting companies, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s fiscal year. The Company does not expect the adoption of this standard to result in a material impact to the consolidated financial statements and related disclosures.
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
In June 2016, the FASB issued ASU 2016-13 (Topic 326), Financial Instruments — Credit Losses. ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The current credit loss standard generally requires that a loss actually be incurred before it is recognized, while the new standard will require recognition of full lifetime expected losses upon initial recognition of the financial instrument. Originally, ASU 2016-13 was effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. An entity should apply the standard by recording a cumulative effect adjustment to retained earnings upon adoption. In November 2019, FASB issued ASU No. 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). This ASU defers the effective date of ASU 2016-13 for non-public companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company will be required to adopt this standard in its annual report for the period ending December 31, 2021 and does not expect the adoption of this standard to result in a material impact to the consolidated financial statements and related disclosures.
In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases, and issued subsequent amendments to the initial guidance or implementation guidance including ASU 2017-13, 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, including ASU 2016-02, “ASC 842”), which supersedes the guidance in topic ASC 840, Leases. The new standard requires lessees to classify leases as either finance or operating based on whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether related expenses are recognized based on the effective interest method or on a straight-line basis over the term of the lease. For any leases with a term of greater than 12 months, ASU 2016-02 requires lessees to recognize a lease liability for the obligation to make the lease payments arising from a lease, and a right-of-use asset for the right to use the underlying asset for the lease term. An election can be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases under ASC 840. The new standard will also require new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. For non-public entities, ASU No. 2016-02 is effective for financial statements issued for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company is in the final stage of its assessment of the new standard and is currently evaluating the quantitative impact of adoption, and the related disclosure requirements. The Company expects that the adoption will result in the recognition of right-of-use assets and lease liabilities that were not previously recognized, which will increase total assets and liabilities on the Company’s balance sheet. The Company does not expect the adoption of Topic 842 to have a material impact to the statements of operations or to have any impact on its cash flows from operating, investing, or financing activities.
3. Business Combinations
Business Combination with Flying Eagle Acquisition Corp.
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
At the effective time of the FEAC Business Combination (the “Effective Time”), and subject to the terms and conditions of the Merger Agreement, holders of 359,518,849 shares of Old Skillz (“Stock Election Shares”) received merger consideration in the form of 191,932,860 shares of the Company’s Class A common stock and 76,663,551 shares of the Company’s Class B common stock, and holders of 75,786,931 shares of Old Skillz (“Cash Election Shares”) received cash consideration of $566,204,152.
Pursuant to the Merger Agreement, Eagle Equity Partners II, LLC (the “Sponsor”) delivered 10,000,000 of its shares of FEAC Class B common stock into escrow that were subject to forfeiture if certain earnout conditions described more fully in the Merger Agreement were not satisfied. The earnout conditions have been fully satisfied and, in March 2021, the Earnout Shares (as defined below) were released from escrow in accordance with the terms of the Merger Agreement. When the earnout conditions were fully satisfied, 5,000,000 of such shares were released to the Sponsor in the form of shares of the Company’s Class A common stock (the “Sponsor Earnout Shares”), and the other 5,000,000 shares were released to the Old Skillz stockholders (the “Skillz Earnout Shares”, and collectively with the Sponsor Earnout Shares, the “Earnout Shares”), who received shares of the Company’s common stock as a result of the FEAC Business Combination in the form of shares of Class A common stock of the Company (other than the Founder and a trust for the benefit of his family members, who received shares of Class B common stock of the Company). The Earnout Shares are accounted for as equity classified equity instruments, were included as merger consideration as part of the Reverse Recapitalization, and recorded in additional paid-in capital.
In connection with the FEAC Business Combination, certain institutional investors (the “Investors”) purchased from the Company an aggregate of 15,853,052 shares of Class A common stock (the “Private Placement”), for a purchase price of $10.00 per share and an aggregate purchase price of $158.5 million (the “Private Placement Shares”), pursuant to separate subscription agreements (each, a “Subscription Agreement”) entered into effective as of September 1, 2020.
The FEAC Business Combination is accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, FEAC was treated as the “acquired” company and Old Skillz is treated as the acquirer for financial reporting purposes. Accordingly, for accounting purposes, the FEAC Business Combination was treated as the equivalent of Old Skillz issuing stock for the net assets of FEAC, accompanied by a recapitalization. The net assets of FEAC were stated at historical cost, with no goodwill or other intangible assets recorded.
Upon the closing of the FEAC Business Combination, the Company's certificate of incorporation was amended and restated to, among other things, increase the total number of authorized shares of all classes of capital stock to 635,000,000 shares, $0.0001 par value per share, of which, 500,000,000 shares are designated as Class A common stock, 125,000,000 shares are designated as Class B common stock, and 10,000,000 shares are designated as preferred stock.
Acquisition of Aarki, Inc.
On July 16, 2021, the Company completed the acquisition of Aarki, Inc. (“Aarki”) and acquired 100% of the outstanding equity and voting interest of Aarki under the terms of the Agreement and Plan of Merger. The Company transferred $162.3 million in consideration comprised of $95.3 million in cash and the remaining $67.1 million comprised of 4.4 million shares of Skillz Class A common stock to the existing Aarki stockholders. The addition of Aarki’s technology-driven marketing platform will result in significant efficiencies in user-acquisition costs, which can be reinvested to acquire more users to accelerate growth and provide a broader product offering, including media buying capabilities to better serve game developers. The financial results of Aarki have been included in the Company’s consolidated financial statements since the date of the acquisition.
The Company has included the financial results of Aarki in the consolidated financial statements from the date of acquisition. During the three and nine months ended September 30, 2021, Aarki contributed revenue of $5.4 million and a net loss of $2.8 million.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The following table summarizes the fair value of the purchase price to acquire Aarki:

Description	Amount
Cash	$95,296
Common stock issued (1)	67,051
Total purchase price	$162,347
_______________
(1) The fair value of the Skillz Class A Common Stock issued in the merger is based on 4,401,663 shares issued on the         July 16, 2021 acquisition date at the closing price of the Company’s common stock on such date of $15.23 per share.
The following is an allocation of the purchase price as of July 16, 2021, the acquisition closing date, based on an estimate of the fair value of the assets acquired and liabilities assumed by the Company in the acquisition:

Description	Amount
Cash and cash equivalents	$11,309
Accounts receivable, net	13,700
Prepaid expenses and other current assets	356
Property, plant and equipment, net	5,075
Intangible assets, net	86,800
Other long-term assets	91
Accounts payable	(445)
Accrued professional fees	(3,145)
Other current liabilities	(16,471)
Deferred tax liabilities	(20,460)
Other long-term liabilities	(1,693)
Identifiable net assets acquired	75,117
Goodwill	87,230
Total purchase price	$162,347
The following is a summary of identifiable intangible assets acquired and their expected lives:

Type	Weighted-average useful life (in years)	Fair Value
Developed technology	8	$60,400
Customer relationships	3	26,200
Trademark and trade name	0.3	200
Total identifiable intangible assets acquired		$86,800
Assumptions in the Allocation of Purchase Price
The Company prepared the purchase price allocation for Aarki and considered or relied upon reports of a third party valuation expert to calculate the fair value of identifiable intangible assets. Estimates of fair value require management to make significant estimates and assumptions. The goodwill recognized is attributable primarily to the acquired workforce, expected cost-saving synergies and other benefits that the Company believes will result from use of the Aarki technology-driven marketing platform with the operations of Skillz. The goodwill recorded in connection with the Aarki acquisition is not expected to be deductible for tax purposes.
Certain liabilities included in the purchase price allocation are based on management’s best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. Updates to the

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
valuations of certain assets acquired and liabilities assumed and including our evaluation of certain tax positions may result in changes to the recorded amounts of assets and liabilities, with corresponding adjustments to goodwill amounts in subsequent periods. The Company expects to complete the purchase price allocations within 12 months of the acquisition date.
The fair value of the identified intangible assets acquired from the Aarki acquisition was estimated using income approaches. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. More specifically, the fair value of the developed technology was determined using the multi-period excess earnings method (“MPEEM”). MPEEM is an income approach to the fair value measurement attributable to a specific intangible asset being valued from the asset grouping’s overall cash-flow stream. MPEEM isolates the expected future discounted cash-flow stream to its net present value. Significant factors considered in the calculation of the developed technology intangible asset were the projected revenue, gross margins, operating expenses, technology migration curve and research and development costs attributed to maintenance of the acquired technology, along with the discount rate used to derive the estimated present value of future cash flows. The fair value of customer relationships was estimated using the "with and without" income approach, which measures the difference between cash flows generated assuming the existence of the current customer relationships and the cash flows assuming those relationships do not exist and are replaced over time. Estimated costs on projected revenues, excluding acquired contract backlog, were made using historical data pertaining to sales to new and existing customers. The Company valued the finite-lived trademark and trade name using the relief-from-royalty method income approach. The Company applied judgment which involved the use of significant assumptions with respect to its income forecast such as the level and timing of future cash flows. We believe the level and timing of expected future cash flows appropriately reflects market participant assumptions.
Transaction Costs
The Company incurred transaction costs of approximately $6.0 million and $7.0 million for the three and nine months ended September 30, 2021, respectively, in connection with the business combination for legal, accounting and other professional services fees. These costs are included in the general and administrative expenses on the consolidated statement of operations. Direct and incremental transaction costs related to equity offerings that would not otherwise have been incurred are treated as a reduction of the cash proceeds and are deducted from the Company’s additional paid-in capital. Accordingly, $0.1 million was incurred related to equity issuance costs for the three and nine months ended September 30, 2021 in connection with the issuance of Skillz Class A shares to the Aarki stockholders.
Pro-Forma Financial Information
The financial information in the table below summarizes the combined results of operations of the Company and Aarki, on a pro forma basis, as though the companies had been combined as of the beginning of the periods presented. The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on January 1, 2020 or of results that may occur in the future.
The table below presents the pro forma revenue and net loss of the Company for the three and nine ended September 30, 2021 and 2020. These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. The pro forma results include adjustments primarily related to purchase accounting adjustments, acquisition costs and other non-recurring charges incurred which are included in the earliest period presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$103,416	$67,003	$290,420	$183,440
Net loss	$38,684	$(44,898)	$(97,557)	$(77,291)

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
4. Balance Sheet Components

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Credit card processing reserve	$8,638	$5,854
Prepaid expenses	4,979	3,772
Other current assets	3,692	865
Prepaid expenses and other current assets	$17,309	$10,491
Property and Equipment, Net
Property and equipment consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Capitalized internal-use software	$6,569	$6,167
Computer equipment and servers	5,416	631
Furniture and fixtures	360	184
Leasehold improvements	114	114
Construction in progress	2,877	1,037
Total property and equipment	15,336	8,133
Accumulated depreciation and amortization	(4,484)	(2,841)
Property and equipment, net	$10,852	$5,292
Depreciation and amortization expense related to property and equipment was $4.5 million and $0.5 million during the three months ended September 30, 2021 and 2020, respectively, and $4.6 million and $1.1 million during the nine months ended September 30, 2021 and 2020, respectively.
Intangible Assets, Net
The components of intangible assets consisted of the following as of September 30, 2021:

	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	7.79	$60,400	$(1,573)	$58,827
Customer relationships	2.79	26,200	(1,819)	24,381
Trademark and trade name	0.04	200	(167)	33
Intangible assets, net		$86,800	$(3,559)	$83,241

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The following table sets forth the activity related to finite-lived intangible assets:

Nine Months Ended September 30,
2021
Beginning balance at December 31, 2020	$—
Additions	86,800
Amortization	(3,559)
Ending balance at September 30, 2021	$83,241
The following table summarizes amortization expense associated with finite-lived intangible assets recognized in the consolidated statements of operations for the three and nine months ended September 30, 2021 as follows:

Three and Nine Months Ended September 30,
2021
Cost of revenue	$1,573
Sales and marketing	1,819
General and administrative	167
Total amortization expense	$3,559
The following table outlines the estimated future amortization expense related to finite intangible assets as of September 30, 2021:

Amount
2021	$4,104
2022	16,283
2023	16,283
2024	12,281
2025	7,550
Thereafter	26,740
Total	$83,241

Goodwill
The following table presents details of the Company’s goodwill for the nine months ended September 30, 2021:

Goodwill
Balance at December 31, 2020	$—
Goodwill acquired	87,230
Balance as of September 30, 2021	$87,230

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Other Current Liabilities
Other current liabilities consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020
Accrued sales and marketing expenses	$22,438	$7,204
Accrued compensation	14,458	3,825
Accrued publisher fees	12,736	—
End-user liability, net	4,358	2,789
Accrued developer revenue share	1,505	907
Short-term lease obligations	3,956	—
Other accrued expenses	10,706	4,893
Other current liabilities	$70,157	$19,618

5. Fair Value Measurements
As of September 30, 2021 and December 31, 2020, the recorded values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.
Cash and cash equivalents held by the Company as of September 30, 2021 and December 31, 2020 were $540.3 million and $262.7 million, respectively, and were comprised of cash on hand and money market funds classified within Level 1 of the fair value hierarchy.

Public and Private Common Stock Warrants

	Fair Value Measurements as of September 30, 2021
Liabilities included in:	Level 1	Level 2	Level 3	Total
Private Common Stock Warrants	—	—	12,318	12,318
Total fair value	$—	$—	$12,318	$12,318

	Fair Value Measurements as of December 31, 2020
Liabilities included in:	Level 1	Level 2	Level 3	Total
Public Common Stock Warrants	$124,545	$—	$—	$124,545
Private Common Stock Warrants	—	—	53,687	53,687
Total fair value	$124,545	$—	$53,687	$178,232

The Public Warrants were classified within Level 1 as they are publicly traded and had an observable market price in an active market. The Private Warrants were classified within Level 3 as they were valued based on a BSM pricing model, which involved the use of certain unobservable inputs, such as expected volatility estimated based on the average historical stock price volatility of comparable companies. As of December 31, 2020, the fair value of the Private Warrants liability was $53.7 million. During the three and nine months ended September 30, 2021, the fair value of the Private Warrants liability decreased by $48.4 million and $41.4 million, respectively. As of September 30, 2021, the fair value of the Private Warrants liability was $12.3 million.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
6. Investments in Non-Marketable Equity Securities

The Company’s non-marketable equity securities are investments in privately held companies without readily determinable fair values. The carrying value of the Company’s investments without readily determinable fair values was $55.6 million as of September 30, 2021 and is classified within “Investments in non-marketable equity securities” in our consolidated balance sheets. The Company did not have any investments without readily determinable fair value as of December 31, 2020. The Company did not record any adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative, and did not recognize any gains or losses related to the sale of non-marketable equity securities in the three and nine months ended September 30, 2021.
7. Commitments and Contingencies
Legal Matters
The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course and conduct of our business and has certain unresolved claims pending, the outcomes of which are not determinable at this time. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of September 30, 2021. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, except as set forth herein, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss.

On May 15, 2019, a former employee of the Company filed a suit against the Company in California for claims including breach of contract, retaliation and wrongful termination. The case was tried in September 2021 and the jury ruled in favor of the former employee and rendered a verdict against the Company for $11.6 million in compensatory damages. Accordingly, the Company has recorded a loss contingency accrual and corresponding general and administrative expense for this amount. The Company believes that the jury verdict is the result of significant trial error and seeks to overturn the verdict in post-trial motions before the court and, if necessary, appeal the matter.
8. Common Stock Warrants
As of September 30, 2021, the Company had zero Public Warrants and 4,535,728 Private Warrants outstanding. During the nine months ended September 30, 2021, 11,361,683 and 480,938 of Public Warrants and Private Warrants, respectively, were exercised for total proceeds of $130.6 million.
As part of FEAC’s initial public offering, 17,250,000 Public Warrants were sold. The Public Warrants entitle the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants were only exercisable for a whole number of shares of Class A common stock. No fractional shares were issued upon exercise of the warrants. The Public Warrants had an expiration date of 5:00 p.m. New York City time on December 16, 2025, or earlier upon redemption or liquidation. The Public Warrants were listed on the NYSE under the symbol “SKLZ.WS.”
The Company was permitted to call the Public Warrants for redemption starting anytime, in whole and not in part, at a price of $0.01 per warrant, so long as the Company provides not less than 30 days’ prior written notice of redemption to each warrant holder, and if, and only if, the reported last sale price of Class A common stock equaled or exceeded $18.00 per share for any $20.00 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sent the notice of redemption to the warrant holders, provided there was an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants at such time.
On July 16, 2021, the Company announced the redemption of all Public Warrants that remained outstanding on August 16, 2021. On August 16, 2021, 5,888,294 Public Warrants remained unexercised at 5pm New York City time, and such warrants expired and were no longer exercisable, and the holders of those Public Warrants are entitled to receive only the redemption price of $0.01 per warrant.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Simultaneously with FEAC’s initial public offering, FEAC consummated a private placement of 10,033,333 Private Placement Warrants with FEAC’s sponsor. In connection with the Business Combination, FEAC’s sponsor agreed to forfeit 5,016,666 private placement warrants. Each outstanding Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment.
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
9. Stockholders’ Equity
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
As of September 30, 2021, the Company has authorized a total of 635 million shares, consisting of 500 million shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), 125 million shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), and 10 million shares of preferred stock, par value $0.0001 per share (“preferred stock”).
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
10. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized for the three and nine months ended September 30, 2021 and 2020 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$1,814	$523	$5,237	$1,544
Sales and marketing	1,637	468	6,025	1,542
General and administrative	12,361	2,671	31,269	6,479
Total stock-based compensation expense	$15,812	$3,662	$42,531	$9,565

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Equity Incentive Plans
Skillz Inc. 2020 Omnibus Incentive Plan
In December 2020, the Board of Directors of the Company adopted the Skillz Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan became effective upon consummation of the Business Combination and succeeds the Company’s legacy equity incentive plans. Under the 2020 Plan, the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors and consultants. Options are granted at a price per share equal to the fair market value of the underlying common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant. Restricted stock units (“RSUs”) are also granted under the 2020 Plan. These awards typically have a cliff vesting period of 1 year and continue to vest quarterly thereafter. The 2020 Plan also permits the Company to grant stock-based awards with performance or market conditions. In connection with the closing of the Business Combination, the Company entered into certain option agreements that include vesting conditions contingent upon the attainment of volume weighted average price targets related to the Company’s Class A common stock on the NYSE.
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
Stock Options and Restricted Stock Units
Stock option and RSU activity during the nine months ended September 30, 2021 is as follows (in thousands, except for share, per share, and contractual term data):

		Options Outstanding				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2020	35,500,603	38,404,493	$5.89	8.27	$542,074	341,256	$17.68
Options and restricted stock units granted	(3,743,376)	64,839	12.58			3,678,537	20.28
Options exercised and restricted stock units released	—	(4,896,629)	0.65			(20,303)	17.48
Options and restricted stock units canceled	4,039,561	(3,390,960)	1.22			(648,601)	22.46
Balance at September 30, 2021	35,796,788	30,181,743	$7.24	7.31	$172,203	3,350,889	$19.61

Exercisable at December 31, 2020		14,248,234	$0.18	6.45	$282,364
Exercisable at September 30, 2021		13,459,112	0.16	5.37	129,935
Unvested at December 31, 2020		24,156,259	9.25	9.34	259,710
Unvested at September 30, 2021		16,722,631	12.93	8.87	42,268

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The number of unvested stock options as of September 30, 2021 and December 31, 2020 does not include 9.1 million and 13.3 million shares of restricted common stock, respectively, previously issued upon the early exercise of grants by certain executives.
The number of RSUs granted does not include 0.2 million performance based RSUs which the Company issued in 2021 and 2020, as the performance-based RSUs are not deemed granted for accounting purposes. The number of RSUs granted excludes 16.1 million of performance stock units granted during September 2021 to the Chief Executive Officer. Refer to the 2021 CEO Performance Award disclosure below for further details.
As of September 30, 2021, unrecognized stock-based compensation expense related to unvested stock options, restricted common stock, RSUs, performance-based RSUs and performance stock units was $233.7 million. The weighted-average period over which such compensation expense will be recognized is 3.52 years.

On May 4, 2021, the Company entered into a transition and release agreement providing for Mr. Henry’s retirement from his position as Chief Financial Officer (“CFO”) of the Company, effective June 20, 2021. As part of the transition and release agreement, certain stock options of the CFO were modified to vest through August 10, 2021, the separation date, based on Mr. Henry’s continuous service to the Company in an executive advisor role from June 21, 2021 through the separation date. This modification resulted in $6.4 million of incremental stock-based compensation expense recorded in the condensed consolidated statement of operations through the third quarter of 2021. The Company recognized $2.7 million and $6.4 million of this expense for the three and nine months ended September 30, 2021, respectively.
The aggregate intrinsic value of options exercised was $47.8 million and $20.4 million during the three months ended September 30, 2021 and 2020, respectively, and $59.6 million and $47.8 million during the nine months ended September 30, 2021 and 2020, respectively.
The assumptions used to estimate the fair value of stock options granted and the resulting fair values for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021(1)	2020	2021(1)	2020
Expected volatility	48.71%	48.65% - 48.9%	48.71%	47.24% - 48.93%
Risk-free interest rate	0.02%	0.35% - 0.41%	0.02%	0.35% - 1.44%
Expected term (in years)	0.25	6.00 - 6.1	0.25	6.00 - 6.25
Expected dividend yield	—	—	—	—
Weighted average estimated fair value of stock options granted during the period	$15.63	$7.95	$15.63	$2.98
(1)For the three and nine months ended September 30, 2021, the above assumptions were used to estimate the fair value of certain stock options previously granted to the CFO, that were modified as part of the transition and release agreement.

2021 CEO Performance Award
In September 2021, the Company granted the Company’s Chief Executive Officer (“CEO”), an award of up to 16.1 million performance stock units (the “CEO Performance Award”) under the Company’s 2020 Plan, pursuant to which the CEO may earn one share of the Company’s Class A Common Stock for each performance stock unit that vests based on the achievement of certain Market Capitalization Milestones (as defined in the award agreement for the CEO Performance Award, the “Award Agreement”).
The performance stock units are divided into four tranches, with each tranche corresponding to a Market Capitalization Milestone ranging from two to five times the Company’s market capitalization baseline. Each tranche will vest if and when the Company’s market capitalization equals or exceeds the corresponding Market Capitalization Milestone at any point during the seven-year performance period following the grant date (the “Performance Period”). For purposes of determining achievement of the Market Capitalization Milestones, the Company’s market capitalization is calculated based on the trailing 60-trading day

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
volume weighted average price per share (“VWAP”) of the Company’s Class A common stock and the average number of outstanding shares during such period. At the end of the Performance Period, a tranche may vest pro-rata using straight-line interpolation. The Company’s market capitalization baseline is calculated using the trailing 30-trading day VWAP of the Company’s Class A common stock on the grant date and the average number of outstanding shares during such period.
The CEO’s service as Chief Executive Officer (or Chairman and Chief Product Officer) of the Company other than (i) by the Company for Cause (as defined in the Award Agreement) or (ii) by the CEO without Good Reason (as defined in the Award Agreement), any unvested tranche will remain outstanding until the earlier of nine months following such termination of service and the end of the Performance Period and will vest if and when the Market Capitalization Milestones are achieved. Any unvested performance stock units will be forfeited automatically upon any other termination of the CEO’s service as Chief Executive Officer (or Chairman and Chief Product Officer) of the Company.
If a Change in Control occurs during the Performance Period, any unvested tranche shall vest as of the effective time of such Change in Control to the extent that the Market Capitalization Milestones are achieved, using the higher of (1) the Company’s 60-trading day VWAP prior to the effective time of the Change in Control and (2) the price per share received by the Company’s stockholders in the Change in Control.
The $70.8 million grant date fair value of the CEO Performance Award was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. During the three and nine months ended September 30, 2021, the Company recognized $0.8 million in compensation expense related to this grant. As of September 30, 2021, the unrecognized stock-based compensation cost related to non-vested CEO Performance Award was $70.0 million. The Company expects this cost to be recognized over a remaining weighted-average period of approximately 4.14 years.

Employee Stock Purchase Plan
In June 2021, the Company commenced its first offering period under the Skillz, Inc. Employee Stock Purchase Plan (the employee Stock Purchase Plan), which assists employees in acquiring a stock ownership interest in the Company and encourages them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25,000 worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The total Employee Stock Purchase plan expense for the three and nine months ended September 30, 2021 was $0.1 million and $0.2 million, respectively.
11. Income Taxes

The Company’s income tax (benefit) provision was $(18.9) million and $47 thousand for the three months ended September 30, 2021 and 2020, respectively. This represents an effective tax rate for the respective periods of (59.45)% and (0.11)%. The Company’s income tax (benefit) provision was $(18.8) million and $100 thousand for the nine months ended September 30, 2021 and 2020, respectively. This represents an effective tax rate for the respective periods of 18.60% and (0.13)%. The Company has historically been in an overall loss position and is only subject to state and foreign taxes. The Company maintains a full valuation allowance for all of its deferred tax assets. The purchase accounting for the Aarki acquisition gave rise to a deferred tax liability during the three and nine months ended September 30, 2021; this resulted in a partial release of prior valuation allowance and a discrete benefit of $19.0 million was recorded. The effective tax rate differs from the federal statutory rate due to the discrete benefit from the partial release of the valuation allowance, as well as due to foreign taxes and state taxes.
12. Related-Party Transactions
The Company did not have any significant related party transactions in the three and nine months ended September 30, 2021 and 2020 other than equity awards made to certain executives and the secondary sale as part of the follow-on offering.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
13. Net Income (Loss) Per Share
Net income (loss) per share calculations for all periods prior to the Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the Business Combination to effect the reverse recapitalization. Subsequent to the Business Combination, net income (loss) per share was calculated based on the weighted average number of common stock then outstanding.
The Company computes net income (loss) per share of the Class A common stock and Class B common stock using the two-class method required for participating securities. Basic and diluted income (loss) per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights. The effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted income (loss) per Class A common stock and Class B common stock (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) – basic	$50,781	$(42,851)	$(82,406)	$(78,530)
Denominator:
Weighted average common shares outstanding – basic	395,053,445	298,713,456	379,450,553	288,958,713
Net income (loss) per share attributable to common stockholders – basic	$0.13	$(0.14)	$(0.22)	$(0.27)

Numerator:
Net income (loss) – basic	$50,781	$(42,851)	$(82,406)	$(78,530)
Decrease in fair value of public and private common stock warrant liabilities	(113,601)	—	(81,898)	—
Net loss – diluted	$(62,820)	$(42,851)	$(164,304)	$(78,530)
Denominator:
Weighted average common shares outstanding – basic	395,053,445	298,713,456	379,450,553	288,958,713
Incremental common shares from assumed exercise of public and private common stock warrants	976,686	—	6,001,253	—
Weighted average common shares outstanding – diluted	396,030,131	298,713,456	385,451,806	288,958,713
Net loss per share attributable to common stockholders – diluted	$(0.16)	$(0.14)	$(0.43)	$(0.27)
The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented (share numbers are not in thousands):

	Number of Securities Outstanding at September 30,
	2021	2020
Common and preferred stock warrants	—	3,635,181
Common stock options	39,273,376	48,670,292
Performance stock units	16,146,630	—
Restricted stock units	3,651,447	—
Total	59,071,453	52,305,473

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
Skillz was founded in 2012 by Andrew Paradise and Casey Chafkin with the vision to make eSports accessible to everyone possible. As of the three months ended September 30, 2021, the platform had 3.0 million monthly active users (“MAUs”) and hosts an average of over 6 million daily tournaments, including 2 million paid entry daily tournaments, offering over $150 million in prizes each month. As of September 30, 2021, we had over 10,000 registered game developers on our platform that have launched a game integration.
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
For the three months ended September 30, 2021 and 2020, the games Solitaire Cube, 21 Blitz and Blackout Bingo accounted for 71% and 77%, respectively, of our revenue. For the three months ended September 30, 2021, the developers Tether and Big Run accounted for 43% and 37%, respectively, of our revenue. For the three months ended September 30, 2020, Tether and Big Run accounted for 56% and 31%, respectively, of our revenue. For the nine months ended September 30, 2021 and 2020, Solitaire Cube, 21 Blitz and Blackout Bingo account for 73% and 79%, respectively, of our revenue. For the nine months ended September 30, 2021, Tether and Big Run accounted for 43% and 39%, respectively, of our revenue. For the nine months ended September 30, 2020, Tether and Big Run accounted for 63% and 25%, respectively, of our revenue. Our top titles rotate over time as more games generate success on the Skillz platform. In the nine months ended September 30, 2021 and 2020, the number of games that generated over $1 million of annualized GMV has grown by 10 to 45 from 35. GMV represents entry fees that may be paid using cash deposits, prior cash winnings that have not been withdrawn, and end-user incentives.
For the three months ended September 30, 2021 and 2020, we served 3.0 million and 2.7 million MAUs, respectively, and had monthly average revenue per user (“ARPU”) of $11.40 and $7.44, respectively. For the nine months ended September 30, 2021 and 2020, we served 2.7 million and 2.6 million MAUs, respectively, and had monthly ARPU of $11.40 and $6.93, respectively. We monitor the conversion of users to paying users based on the ratio of Paying MAU to MAU. For each of the third quarters of 2021 and 2020, our Paying MAU to MAU ratio was 17% and 13%, respectively and our Paying MAU was 0.51 million and 0.35 million, respectively and our monthly ARPPU was $66.82 and $57.84, respectively. For the nine months ended 2021 and 2020, our Paying MAU to MAU ratio was 18% and 12%, respectively, our Paying MAU was 0.48 million and 0.30 million, respectively, and our ARPPU was $63.65 and $59.72, respectively. We see a substantial opportunity for our developers to expand beyond casual content into other genres of interactive entertainment, from first-person shooters to racing games. In the three and nine months ended September 30, 2021 and 2020, we generated less than 12% and 10% of our revenue from users outside of North America, respectively, leaving us with several large untapped international markets. We see a significant opportunity to build partnerships with brands to sponsor tournaments on our platform to both increase our brand awareness and achieve improvements in profitability through advertiser sponsored prizes.

On July 16, 2021, the Company completed the acquisition of Aarki, Inc. (“Aarki”) and acquired 100% of the outstanding equity and voting interest of Aarki under the terms of the Agreement and Plan of Merger. The Company paid $162.3 million in consideration comprised of $95.3 million in cash and the remaining $67.1 million comprised of 4.4 million shares of Skillz Class A common stock to the existing Aarki stockholders. The addition of Aarki’s technology-driven marketing platform will result in significant efficiencies in user-acquisition costs, which can be reinvested to acquire more users to accelerate growth and provide a broader product offering, including media buying capabilities to better serve game developers. The financial results of Aarki have been included in the Company’s consolidated financial statements since the date of the acquisition. Refer to Note 3, Business Combinations, of the notes to the consolidated financial statements for further discussion.
Our Financial Model
Skillz’s financial model aligns the interests of gamers and developers, driving value for our stockholders. By monetizing through competition, our system eliminates friction that exists in traditional monetization models between the developer and the gamer. The more gamers enjoy our platform, the longer they play, creating more value for Skillz and our developers. By generating higher player to payor conversion, retention and engagement, we are able to monetize users at higher than what our developers would generate through advertisements or in-game purchases.
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
Cash deposits represented approximately 10% of total entry fees for the three and nine months ended September 30, 2021, and 11% of total entry fees for the three and nine months ended September 30, 2020. Prior cash winnings that have not been withdrawn represented approximately 80% and 81% of total entry fees for the three and nine months ended September 30, 2021, respectively, and 82% of total entry fees for the three and nine months ended September 30, 2020. End-user incentives represented approximately 10% and 9% of total entry fees for the three and nine months ended September 30, 2021, respectively and 7% of total entry fees for the three and nine months ended September 30, 2020. Our model has allowed us to grow users, developers and revenue steadily while driving meaningful operating leverage.
The following are key elements of our financial model:
•The scale, growth and engagement of the users — As we continue to acquire users, our ability to match comparable players, on both skill level and tournament template, in a fair and timely manner improves. Better matching leads to stronger engagement and the ability to create larger tournaments with more profitable take rates. This creates a stickier, more engaging, and continuously improving experience for our players, which in turn attracts more players to our platform, creating a positively reinforcing cycle leading to ever-improving gaming experiences. On our platform,1 we estimated the average game play per paying user was 64 and 63 minutes per day during the three months ended September 30, 2021 and 2020, respectively, and 64 and 60 minutes per day during the nine months ended September 30, 2021 and 2020, respectively.
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
•Product-first philosophy and data science capabilities — We have built a culture that puts product first, driving our impact with users and developers and then scaling marketing investment. In the three and nine months ended September 30, 2021, 43% and 41%, respectively, of our salary costs was spent on product development. Our easy-to-integrate SDK contains over 220 features in a 16-MB package which allows for over-the-air upgrades. Our intuitive Developer Console dashboard enables our developers to rapidly integrate and monitor the performance of their games. Our LiveOps system enables us to manage and optimize the user experience across the thousands of games on our platform.

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
For example, our 2016 cohort contributed $6.0 million in revenue in the first year, $5.3 million in the second year, $5.3 million in the third year, $6.5 million in the fourth year, and $7.2 million in the fifth year. Our 2017 cohort contributed $10.6 million in revenue in the first year, $10.1 million in the second year. $9.2 million in the third year and $9.5 million in the fourth year. Our 2018 cohort contributed $34.1 million in revenue in the first year, $35.2 million in the second year, and $31.5 million in the third year. Our 2019 cohort contributed $69.1 million in revenue in the first year and $64.3 million in the second year. Our 2020 cohort contributed $118.6 million in revenue in the first year.

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

Costs and Expenses
Cost of Revenue
Our cost of revenue consists of variable costs. These include mainly (i) payment processing fees, (ii) customer support costs, (iii) direct software costs, (iv) amortization of internal use software, (v) amortization of intangible assets which include developed technology, and (v) server costs.
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
Sales and Marketing
Sales and marketing expenses consist primarily of direct advertising costs and end-user incentives that are not recorded as a reduction of revenue and amortization of intangible assets which include customer relationships. Sales and marketing also includes allocations of rent, maintenance and utilities costs according to headcount. Personnel related expenses consist of salaries, benefits, and stock-based compensation. We expect sales and marketing expenses will fluctuate both in terms of absolute dollars and as a percentage of revenue in the future.
General and Administrative
General and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, and other administrative functions, expenses for outside professional services, and allocation of rent, maintenance and utilities costs according to headcount. Personnel related expenses consist of salaries, benefits and stock-based compensation. General and administrative expenses also includes expenses related to a loss contingency accrual.
We expect our general and administrative expenses to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.

Results of Operations
The following table sets forth a summary of our results of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$102,072	$59,955	$275,240	$162,392
Costs and expenses:
Cost of revenue	7,647	3,102	16,289	8,806
Research and development	13,162	4,369	30,584	13,253
Sales and marketing	114,531	73,187	310,377	172,381
General and administrative	48,376	7,861	101,092	24,336
Total costs and expenses	183,716	88,519	458,342	218,776
Loss from operations	(81,644)	(28,564)	(183,102)	(56,384)
Interest expense, net	(87)	(24)	(136)	(1,297)
Change in fair value of common stock warrant liabilities	113,601	—	81,898	—
Other income (expense), net	(22)	(14,216)	108	(20,749)
Income (loss) before income taxes	31,848	(42,804)	(101,232)	(78,430)
(Benefit) provision for income taxes	(18,933)	47	(18,826)	100
Net income (loss)	$50,781	$(42,851)	$(82,406)	$(78,530)
Net income (loss) per common share
Net income (loss) per share attributable to common stockholders – basic and diluted	$0.13	$(0.14)	$(0.22)	$(0.27)
Weighted average common shares outstanding – basic and diluted	395,053,445	298,713,456	379,450,553	288,958,713
Net loss attributable to common stockholders – diluted	$(62,820)	$(42,851)	$(164,304)	$(78,530)
Net loss per share attributable to common stockholders – diluted	$(0.16)	$(0.14)	$(0.43)	$(0.27)
Weighted average common shares outstanding – diluted	396,030,131	298,713,456	385,451,806	288,958,713

Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

Revenue	$102,072	$59,955	70%	$275,240	$162,392	69%
Three Months Ended

Revenue increased by $42.1 million, or 70%, to $102.1 million in the three months ended September 30, 2021 from $60.0 million in the three months ended September 30, 2020. The increase was attributable primarily to an increase in Paying MAUs, driven by sales and marketing investment to increase engagement amongst paying users. ARPU increased 53% over the same period.

Nine Months Ended

Revenue increased by $112.8 million, or 69%, to $275.2 million in the nine months ended September 30, 2021 from $162.4 million in the nine months ended September 30, 2020. The increase was attributable primarily to an increase in paying MAUs, driven by sales and marketing investment to increase engagement amongst paying users. ARPU increased 65% over the same period.

Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

Cost of revenue	$7,647	$3,102	147%	16,289	8,806	85%
Three Months Ended

Cost of revenue increased by $4.5 million, or 147%, to $7.6 million in the three months ended September 30, 2021 from $3.1 million in the three months ended September 30, 2020. The increase in cost of revenue was primarily driven by the amortization of acquired developed technology intangible assets. Cost of revenue as a percentage of revenue increased to 7% in the three months ended September 30, 2021 compared to 5% in the three months ended September 30, 2020.
Nine Months Ended

Cost of revenue increased by $7.5 million, or 85%, to $16.3 million in the nine months ended September 30, 2021 from $8.8 million in the nine months ended September 30, 2020. The increase in cost of revenue was primarily driven by the amortization of acquired developed technology intangible assets. Cost of revenue as a percentage of revenue increased to 6% in the nine months ended September 30, 2021 compared to 5% in the nine months ended September 30, 2020.
Research and Development

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

Research and development	$13,162	$4,369	201%	30,584	13,253	131%
Three Months Ended
Research and development costs increased by $8.8 million, or 201%, to $13.2 million in the three months ended September 30, 2021 from $4.4 million in the three months ended September 30, 2020. The increase was primarily driven by a $5.4 million increase in research and development headcount costs, of which $1.3 million was related to stock-based compensation, a $2.6 million increase in contractor costs, a $0.7 million increase in software and computer equipment costs and a $0.1 million increase in facilities costs. Research and development expenses accounted for 13% of revenue in the three months ended September 30, 2021 compared to 7% in the three months ended September 30, 2020.
Nine Months Ended

Research and development costs increased by $17.3 million, or 131%, to $30.6 million in the nine months ended September 30, 2021 from $13.3 million in the nine months ended September 30, 2020. The increase was primarily driven by a $11.2 million increase in research and development headcount costs, of which $3.7 million was related to stock-based compensation, a $4.0 million increase in contractor costs, a $1.9 million increase in server and software costs and a $0.2 million increase in facilities costs. Research and development expenses accounted for 11% of revenue in the nine months ended September 30, 2021 compared to 8% in the nine months ended September 30, 2020.

Sales and Marketing

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

Sales and marketing	$114,531	$73,187	56%	310,377	172,381	80%
Three Months Ended
Sales and marketing costs increased by $41.3 million, or 56%, to $114.5 million in the three months ended September 30, 2021 from $73.2 million in the three months ended September 30, 2020. The increase was attributable primarily to a 27% increase in spend to acquire new paying users and an 88% increase in engagement marketing spend. User acquisition marketing costs were $55.2 million and $43.6 million in three months ended September 30, 2021 and 2020, respectively. Engagement marketing costs were $50.0 million and $26.6 million in the three months ended September 30, 2021 and 2020, respectively. Engagement marketing as a percentage of revenue increased to 49% in the three months ended September 30, 2021 from 44% in the three months ended September 30, 2020, respectively. This increase reflects investments in marketing programs that resulted in an increase in our engagement marketing cost per user in the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
Nine Months Ended

Sales and marketing costs increased by $138.0 million, or 80%, to $310.4 million in the nine months ended September 30, 2021 from $172.4 million in the nine months ended September 30, 2020. The increase was attributable primarily to a 63% increase in spend to acquire new paying users and a 95% increase in engagement marketing spend. User acquisition marketing costs were $156.6 million and $96.2 million in the nine months ended September 30, 2021 and 2020, respectively. This increase reflects higher digital advertising costs that resulted in an increase in our acquisition cost per user in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Engagement marketing costs were $130.9 million and $67.2 million in the nine months ended September 30, 2021 and 2020, respectively. Engagement marketing as a percentage of revenue increased to 48% in the nine months ended September 30, 2021 from 41% in the nine months ended September 30, 2020. This increase reflects investments in marketing programs that resulted in an increase in our engagement marketing cost per user in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.
General and Administrative

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

General and administrative	$48,376	$7,861	515%	101,092	24,336	315%
Three Months Ended

General and administrative costs increased by $40.5 million, or 515%, to $48.4 million in the three months ended September 30, 2021 from $7.9 million in the three months ended September 30, 2020. The increase was primarily driven by a $14.3 million increase in headcount costs, of which $9.7 million is related to stock-based compensation expense, a $5.9 million increase in professional fees driven by the Company’s acquisition of Aarki, an $11.6 million increase in expense related a loss contingency accrual, and a $8.8 million increase in insurance-related and other public company costs. General and administrative expenses accounted for 47% of revenue in the three months ended September 30, 2021 compared to 13% in the three months ended September 30, 2020.

Nine Months Ended

General and administrative costs increased by $76.8 million, or 315%, to $101.1 million in the nine months ended September 30, 2021 from $24.3 million in the nine months ended September 30, 2020. The increase was primarily driven by a $35.3 million increase in headcount costs, of which $24.8 million is related to stock-based compensation expense, a $7.3 million increase in professional fees related to the Company’s follow-on offering, a $5.9 million increase in professional fees driven by the Company’s acquisition of Aarki, a $12.1 million increase in public company-related insurance costs and legal costs, a $8.5 million increase in other public company costs and a $11.6 million increase in expense related to a loss contingency accrual, partially offset by a $3.9 million decrease in facilities expenses. General and administrative expenses accounted for 37% of revenue in the nine months ended September 30, 2021 compared to 15% in the nine months ended September 30, 2020.
Interest expense, net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

Interest expense, net	$(87)	$(24)	263%	(136)	(1,297)	(90)%
Three Months Ended

Interest expense, net increased by $63.0 thousand, or 263%, to $87 thousand in the three months ended September 30, 2021 from $24 thousand in the three months ended September 30, 2020. The increase was primarily driven by interest expense incurred for Aarki equipment leases.
Nine Months Ended

Interest expense, net decreased by $1.2 million, or 90%, to $136 thousand in the nine months ended September 30, 2021 from $1.3 million in the nine months ended September 30, 2020. The decrease was primarily driven by the repayment of the Skillz Platform outstanding debt balance in June 2021.
Change in fair value common stock of warrant liabilities

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

Change in fair value of common stock warrant liabilities	113,601	—	NM	81,898	—	NM
The change in fair value of warrant liabilities was due to the decrease in the estimated fair value of the Private Common Stock Warrants and the redemption of Public Common Stock Warrants. Refer to Note 8, Common Stock Warrants, of the notes to the consolidated financial statements for further discussion.
Other income (expense), net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

Other income (expense), net	$(22)	$(14,216)	(100)%	108	(20,749)	(101)%

Three Months Ended

Other income (expense), net decreased by $14.2 million, or 100%, to $22 thousand in the three months ended September 30, 2021 from $14.2 million in the three months ended September 30, 2020. The decrease was primarily driven by expense related the fair value adjustment to the Redeemable convertible Series E preferred stock forward contract liability in three months ended September 30, 2020.
Nine Months Ended

Other income (expense), net decreased by $20.9 million, or 101%, to income of $0.1 million in the nine months ended September 30, 2021 from expense of $20.7 million in the nine months ended September 30, 2020. The decrease was primarily driven by expense related to the fair value adjustment to the Redeemable convertible Series E preferred stock forward contract liability in nine months ended September 30, 2020.
(Benefit) provision for income taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2021	2020		2021	2020

(Benefit) provision for income taxes	$(18,933)	$47	NM	(18,826)	100	NM
Three Months Ended

Provision for income taxes decreased by $19.0 million to benefit of $18.9 million in the three months ended September 30, 2021 from expense of $47 thousand in the three months ended September 30, 2020. The decrease was primarily driven by a discrete benefit related to the partial release of valuation allowance due to the acquisition of Aarki and accrued state tax liabilities.
Nine Months Ended

Provision for income taxes decreased by $18.9 million to benefit of $18.8 million in the nine months ended September 30, 2021 from expense of $100 thousand in the nine months ended September 30, 2020. The decrease was primarily driven by a discrete benefit related to the partial release of valuation allowance due to the acquisition of Aarki and accrued state tax liabilities.

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
Adjusted EBITDA
“Adjusted EBITDA” is defined as net income (loss), excluding interest income (expense); change in fair value of common stock warrant liabilities; other income (expense), net; income tax provision; depreciation and amortization; stock-based compensation expense and related payroll tax expense; and certain other non-cash or non-recurring items impacting net income (loss) from time to time, including, but not limited to fair value adjustments for certain financial liabilities (including derivatives) associated with debt and equity transactions, impairment charges, acquisition related expenses for transaction costs and loss contingency accruals, as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
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
The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$50,781	$(42,851)	$(82,406)	$(78,530)
Interest expense, net	87	24	136	1,297
Stock-based compensation	15,812	3,662	42,531	9,565
Change in fair value of common stock warrant liabilities	(113,601)	—	(81,898)	—
(Benefit) provision for income taxes	(18,933)	47	(18,826)	100
Depreciation and amortization	4,991	457	6,093	1,092
Impairment charge (2)	—	—	—	3,395
Other (income) expense, net(3)	22	14,216	(108)	20,749
Acquisition related expenses(4)	6,039	—	6,999	—
Loss contingency accrual (5)	11,557	—	11,557	—
One-time nonrecurring expenses (1)	1,504	—	11,930	—
Adjusted EBITDA	$(41,741)	$(24,445)	$(103,992)	$(42,332)
(1)For the three and nine months ended September 30, 2021, amounts represent one-time nonrecurring expenses related to the follow-on offering and executive severance expense.
(2)For the nine months ended September 30, 2020, amount represents an impairment charge of a lease deposit and prepayment in connection with a lease agreement related to our facilities in San Francisco.
(3)For the nine months ended September 30, 2020, other non-operating costs (income) include net remeasurement losses of $20.8 million related to fair value adjustments of financial instruments held by the Company, primarily attributable to the redeemable convertible Series E preferred stock option contract liability.
(4)For the three and nine months ended September 30, 2021, amounts represent acquisition related expenses for our Aarki acquisition.
(5)For the three and nine months ended September 30, 2021, amount represents a loss contingency accrual related to a litigation matter relating to a former employee as discussed in Note 7, Commitments and Contingencies.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from the sales of capital stock. As of September 30, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $540.3 million, which are primarily invested in money market funds.
As of September 30, 2021, the Company had zero Public Warrants and 4,535,728 Private Warrants outstanding. During the nine months ended September 30, 2021, 11,361,683 and 480,938 Public Warrants and Private Warrants, respectively, were exercised for total proceeds of $130.6 million.
As of the date of this statement, our existing cash resources are sufficient to continue operating activities for at least one year past the issuance date of the condensed consolidated financial statements.

The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(103,326)	$(29,744)
Net cash used in investing activities	$(140,803)	$(3,009)
Net cash provided by financing activities	$521,709	$63,986
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
Net cash used in operating activities was $103.3 million for the nine months ended September 30, 2021. The most significant component of our cash used during this period was a net loss of $82.4 million, which included non-cash income of $81.9 million for the change in fair value related to Public and Private Common Stock Warrants, a $18.8 million deferred income tax benefit, non-cash expenses of $42.5 million related to stock-based compensation, $6.1 million related to depreciation and amortization, accretion of unamortized discounts and amortization of issuance costs, and net cash inflows of $31.2 million from changes in operating assets and liabilities. The net cash inflows from changes of operating assets and liabilities were primarily the result of an increase in other liabilities of $33.3 million, primarily related to an increase in accrued sales and marketing costs.
Net cash used in operating activities was $29.7 million for the nine months ended September 30, 2020. The most significant component of our cash used during this period was a net loss of $78.5 million, which included non-cash expenses of $20.8 million for the change in fair value related to Series E preferred stock forward contract liability, $9.6 million related to stock-based compensation, $3.4 million related to impairment charges, $1.6 million related to depreciation, amortization, and net cash inflows of $13.4 million from changes in operating assets and liabilities. The net cash outflows from changes in operating assets and liabilities were primarily the result of an increase in other liabilities of $27.7 million, primarily related to an increase in accrued sales and marketing costs.
Cash Flows from Investing Activities

Net cash used in investing activities was $140.8 million for the nine months ended September 30, 2021. The net cash used in investing activities included the $84.0 million acquisition of Aarki, net of cash acquired, $54.7 million investments in non-marketable equity securities, and $2.1 million in purchases of property and equipment, including internal-use software.

Net cash used in investing activities was $3.0 million for the nine months ended September 30, 2020. The net cash used in investing activities related to purchases of property and equipment, including internal-use software.
Cash Flows from Financing Activities
Net cash provided by financing activities was $521.7 million for nine months ended September 30, 2021, which was primarily due to $402.1 million in net proceeds from the issuance of common stock in connection with the Company’s follow-on offering and $130.6 million of proceeds from the exercise of common stock warrants, partially offset by $13.2 million in payments made towards offering costs.
Net cash provided by financing activities was $64.0 million for the nine months ended September 30, 2020, which was primarily due to net proceeds from the issuance of redeemable convertible Series E preferred stock of $76.6 million and net proceeds from the exercise of stock options of $0.7 million, offset by $10.2 million of debt repayments and payments towards issuance costs under our debt facilities, and $2.5 million of repurchases of common and preferred stock.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and other commitments as of September 30, 2021, and the years in which these obligations are due:

	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Operating lease obligations	$22,238	$625	$4,867	$4,952	$11,794
Capital lease obligations	4,862	2,964	1,898	—	—
Total lease obligations	$27,100	$3,589	$6,765	$4,952	$11,794
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
Critical Accounting Policies and Estimates
See critical accounting policies and estimates in our Form 10-K/A filed May 13, 2021 as there have been no material changes except for the following:

Business Combinations
The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. We use the acquisition method of accounting and allocate the purchase price, including the fair value of any non-cash consideration, to the identifiable assets and liabilities of the relevant acquired business at their acquisition date fair values. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations.
Determining the fair value of assets acquired and liabilities assumed requires us to perform valuations with significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates and selection of comparable companies. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.
Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expense in the consolidated statements of operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level, which is the same or one level below the operating segment. We have one operating segment: Skillz Platform, Inc. We identify our reporting unit by assessing whether there are components of the operating segment which constitute businesses for which discrete financial information is available and reviewed regularly by segment managers. We test goodwill for impairment at least annually during the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, loss of key customers, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.

When testing goodwill for impairment, we first perform a qualitative assessment. If we determine it is not more likely than not a reporting unit’s fair value is less than our carrying amount, then no further analysis is necessary. If we determine it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then we compare the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If, however, the fair value of the reporting unit is less than its carrying amount, then such balance would be recorded as an impairment loss. Any impairment loss is limited to the carrying amount of goodwill allocated to the reporting unit.

Impairment of Long-Lived Assets
Long-lived assets consist of property, plant equipment and intangible assets with estimable useful lives subject to depreciation and amortization. Intangible assets consist of purchased intangible assets including developed technology, customer relationships, trademarks and tradenames and are amortized over their useful lives ranging from one to eight years using the straight-line method of amortization. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.

Investment in Non-Marketable Equity Securities
We have elected to measure our existing investments in non-marketable equity securities at cost, less impairments, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer (“measurement alternative”). This election is reassessed each reporting period to determine whether non-marketable equity securities have a readily determinable fair value, in which case they would no longer be eligible for this election. We evaluate our non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. Impairment indicators might include, but would not necessarily be limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, a significant adverse change in the regulatory, economic, or technological environment of the investee, a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar securities for an amount less than the carrying amount of the investments in those securities. If an impairment exists, a loss is recognized in the consolidated statements of operations for the amount by which the carrying value exceeds the fair value of the investment. Gains and losses resulting from the remeasurement of non-marketable equity securities, including impairment, are recorded through other income (expense), net in the consolidated statement of operations. We separately present investments in non-marketable equity securities within long-term assets on the consolidated balance sheets.
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021, we had cash and cash equivalents of $540.3 million, which primarily consisted of money market fund accounts for which the fair market value would be affected by changes in the general level of U.S. interest rates. However, due to the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents.
Foreign Currency Risk
There was no material foreign currency risk for the nine months ended September 30, 2021 and 2020.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
Changes in Internal Control
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the changes described above related to the material weakness related to the accounting for the warrants issued by SPACs and the acquisition of Aarki.

PART II
ITEM 1. LEGAL PROCEEDINGS
Refer to note 7, “Contingencies and Commitments,” in this Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In connection with the acquisition of Aarki, aggregate consideration paid by the Company was approximately $162.3 million, which consisted of approximately $95.3 million in cash with the remaining approximately $67.1 million comprised of 4.4 million shares of Skillz Class A common stock. The shares of Skillz Class A common stock issued in connection with the acquisition were issued in reliance upon exemptions from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder, based upon appropriate representations and certifications that Skillz has received from Aarki and each Aarki stockholder receiving Skillz Class A common stock. The issuance of any additional shares of Skillz Class A common stock in connection with the payment of any contingent merger consideration described above is also expected to be exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.1	Offer Letter, signed by Skillz Inc. and Stanley Mbugua, dated September 2, 2021
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**Submitted electronically with the report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the ninth day of November, 2021.

SKILLZ INC.

By:	/s/ Andrew Paradise
Name:	Andrew Paradise
Title:	Chief Executive Officer and Chairman