Form 10-K
period 2021-12-31
Skillz Inc.
filed 2022-03-01
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant on February 24, 2022, based on the closing price of $2.89 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $1 billion. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2022, the registrant had outstanding 341,113,867 shares of Class A common stock and 68,601,268 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of Skillz Inc.'s definitive Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021 and delivered to stockholders in connection with the 2022 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

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
Gamer Competition Engine
Our end-to-end technology platform enables mobile game developers to improve gameplay experiences and drive improved engagement, retention and revenue from their content. Our easy-to-integrate software development kit, or “SDK” contains over 200 features in a smaller than 16-megabyte package, which allows for seamless over-the-air updates.
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
Our SDK includes many social features such as in-game chat, friends, tournaments and leagues which allow players to interact and build relationships, strengthening the Skillz player community. Our players enjoy social experiences around our games, by communicating during and after competitions, on topics ranging from sharing gameplay strategies to building healthy rivalries and making personal connections. Our Friends feature allows players to challenge a friend to a match and broadcasts that player’s affinity for Skillz to their social network.
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
Live Operations
Delivering live operations in games is critical to user retention and engagement. Our live operations, or LiveOps, system is used to manage and optimize the user experience across the thousands of games on our platform. We have built a highly automated system to power LiveOps for the games on our platform. LiveOps in mobile games on our platform encompasses everything from generation of new events to creating new and exciting tournament formats in which users can compete in brand and influencer-sponsored events. With our highly automated system, we are able to run LiveOps for the games on our system and we believe we are supporting those games with a fraction of the number of people required by a typical game developer.

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

Payment Infrastructure
We have developed a robust payment infrastructure that we use to process close to 70 transactions per second with higher than 99.95% system uptime. We believe our technology capabilities are critical to building and maintaining trusted relationships with our developers and users.
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

Our Developer Community
We have a growing community of developers using our platform to bring their art to the world. Content creation has been democratized in recent years with the introduction of standardized game development and distribution platforms and, as of December 31, 2021, we had over 10,000 registered game developers that have launched game integration on our system. Our self-serve platform enables our developer customers to integrate and monitor their game performance through sophisticated dashboards. This allows the developers to do what they do best — build great games, while we help them on all other fronts by delivering services such as payments, analytics, LiveOps, prize fulfillment and customer service. Historically, a small number of games have accounted for a substantial portion of our revenue.
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

Asynchronous – Blackout Bingo

Blackout BINGO!
PLAY NOW
HAPPY BIRTHDAY!
CHELSEA
Leave a birthday wish for Chelsea and collect your Z coin gift!
LEAVE A WISH

PvP Sync – Dominoes Gold

You
Novice
55
15
Board
7
Boneyard
0
4:14
DOMINO!

Turn-based Sync – Pool Payday

143
SCORE
2:09
TIME
BALLS
x6
x8
x4
x10
x2
x1

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
In addition to traditional paid advertising channels, we cross-promote our product offerings to our existing user base across our gaming ecosystem. The average paying user has downloaded 11 Skillz-hosted games. Through our cross-promotion channels, we use a combination of content, contests and special offers to engage existing users.
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

Our Customer Advocacy
We provide 24/7 customer support and trust and safety services to our developers’ end-users. The customer support team responds to all user inquiries including support for game crashes, payment issues, and loyalty program inquiries. For the year ended December 31, 2021, our customer support team achieved a 90% Player CSAT and 41 Player NPS rating. The Trust & Safety team reviews any suspicious payments and chargebacks, and investigates anomalous scoring patterns and user reports of cheating, among other things. We leverage our data science technologies to reduce the population of bad actors by a factor of 500, which we believe leaves just a handful of potential cheaters and fraudsters per million active users requiring manual intervention. These suspected bad actors are reviewed on a case-by-case basis with several escalating levels of review, which ultimately may require an in-person play test on a Skillz-provided mobile device administered by a third-party security vendor to confirm the user’s ability.

Our People
We were founded in 2012 by Andrew Paradise and Casey Chafkin. At Skillz, we believe that every employee contributes to shaping the future of interactive entertainment. As a multinational technology company with over 650 employees located in 15 countries as of December 31, 2021, inclusive of employees of Aarki, which we acquired during 2021. Our business success is driven in large part by our highly skilled workforce. None of our employees are represented by a labor organization or are a party to any collective bargaining agreement with respect to their employment by us.

Culture and Engagement. Skillz was founded on strong ethical principles, and we have intentionally grown (and continue to grow) values-first – scaling our workforce, services, customer portfolio, and investment partners purposefully. We believe that as a result of our values, we have been able to identify, attract, engage and retain great people. Our seven core values define who we are, who we would like to be, and how we make decisions:

To ensure our culture remains positive and strong, we conduct periodic engagement surveys to gain a better understanding of what is important to our employees. The areas in which we were most successful in 2021 include: the caliber of and satisfaction with our team of people managers; a shared sense of teamwork, collaboration and ownership; and support for employees and their individual well-being during COVID-19.
Diversity, Equity and Inclusion. At Skillz, we believe a diverse and inclusive workplace leads to greater innovation, agility, performance and engagement, enabling both business growth and societal impact. We envision a world where everyone plays games & we need everyone represented as we build that world, which is why we are dedicated to building a diverse team and inclusive environment as we scale. At Skillz, we ensure employees from diverse backgrounds are engaged, can be their authentic selves, build skills and achieve their greatest potential. Further, Skillz is committed to pay equity, and representation from the bottom to the top: we were the first gaming company & the first esports company to take the ParityPledge.

Competitive Compensation and Benefits. Skillz offers industry competitive wages and benefits. We also offer our employees a holistic total rewards package with premier health and welfare programs for employees and family members. We believe our employees should have the support they need to maintain a strong work/life balance, grow personally and professionally, and save for their future. While the philosophy around our benefits is the same worldwide, specific benefits vary regionally due to local regulations and preferences. In addition, nearly every employee at Skillz is eligible for equity awards to share in the Company’s financial success.

Training and Development. At Skillz, we foster a strong culture of learning, innovation and growth. In 2021, we were named by Fast Company one of the Best Workplaces for Innovators. We believe that investing in the growth and development of Skillzians will directly enhance our overall company performance. In support of this, we offer mentorship programs and employee trainings designed to help Skillzians develop and manage their careers, drive accountability, and promote a culture of continuous feedback. We also provide robust manager training that shares effective tools and frameworks around recruiting, managing, and developing our team members.

Our Competition
We primarily compete with alternative monetization services for mobile game content. This includes platforms that facilitate in-app advertisements and purchases. We principally compete on a number of factors, including a robust technology toolset designed with the ability to convert, engage and retain users. Our developers compete for end users with other forms of consumer discretionary entertainment that vie for the users’ time and disposable income. This includes companies that provide video entertainment, music entertainment, social networking and other forms of leisure entertainment. The large companies in our ecosystem may play multiple different roles given the breadth of their businesses. Examples of these larger companies are Sony, Amazon, Meta, Apple, Alphabet, and Unity. Most of these companies are also our partners and customers.

Our Intellectual Property
Our business relies substantially on the creation, use and protection of intellectual property. We protect our intellectual property by relying on international, federal, state and common law rights. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors. We actively seek patent protection covering our inventions and as of December 31, 2021, we had over 85 patents granted or pending worldwide.

Government Regulation and Compliance
Regulation
We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding skill-based gaming, consumer protection, electronic marketing, data protection and privacy, competition, taxation, intellectual property, export and national security, which are continuously evolving. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly outside of the U.S. It is also likely that as our business grows and evolves, particularly if we expand to other countries, we will become subject to laws and regulations in additional jurisdictions or other jurisdictions may claim that we are required to comply with their laws and regulations.
State and federal laws in the U.S. and many other jurisdictions distinguish between games of skill and games of chance. We only enable games for paid entry-fee contests in jurisdictions in which skill-based gaming is permitted and not required to be licensed as gambling under applicable law. As of December 31, 2021, we enabled cash prizes in 41 states and the District of Columbia, covering approximately 90% of the U.S. population. Skillz enables cash prizes in all states except for Arizona, Arkansas, Connecticut, Delaware, Louisiana, Montana, South Carolina, South Dakota, and Tennessee. We use proprietary algorithms and data science tools designed to ensure that the degree of skill involved in affecting the outcome of a contest is sufficient to comply with applicable state laws. The scope and interpretation of the laws that are or may be applicable to the determination as to whether a contest is skill-based, and therefore beyond the scope of a state’s gambling laws and licensing requirements, are subject to interpretation and evolving. We have not received any licenses, authorizations or approvals confirming that the paid entry-fee contests hosted on our platform comply with applicable laws. Our compliance is based on our interpretation of existing state and federal laws regarding skill-based gaming. There is a risk that existing or future laws in the states in which we operate may be interpreted in a manner that is not consistent with our current practices, and could have an adverse impact on our business and prospects. Additionally, existing and future laws that permit skill-based gaming may be accompanied in the future by restrictions or taxes that make it impractical or less feasible to operate in these jurisdictions.
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

Corporate Information
We were originally incorporated in the State of Delaware on January 15, 2020 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. In December 2020, we completed the transactions (the “FEAC Business Combination”) contemplated by that certain Agreement and Plan of Merger, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corporation, a Delaware corporation (“FEAC”), FEAC Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of FEAC (“Merger Sub”), Old Skillz (which we define as Skillz Inc. prior to the FEAC Business Combination and Skillz Platform Inc. after the FEAC Business Combination), and solely in his capacity as the representative of the Old Skillz stockholders, Andrew Paradise as stockholder representative (the “Merger Agreement”), including the merger of Merger Sub with and into Old Skillz, pursuant to which (i) Old Skillz survived the merger as a wholly owned subsidiary of Skillz Inc. (“New Skillz”) and (ii) the Old Skillz stockholders and the holders of Old Skillz options and warrants exchanged their Old Skillz capital stock and Old Skillz options for equity interests in New Skillz.
Our mailing address is P.O. Box 445, San Francisco, California 94104, and our telephone number is (415) 762-0511. Our Class A common stock is listed on the New York Stock Exchange under the symbol “SKLZ.” Unless the context requires otherwise, the words “Skillz,” “we,” “Company,” “us” and “our” refer to Skillz Inc. and our wholly-owned subsidiaries.

Available Information
Our website is located at www.skillz.com, and our investor relations website is located at http://investors.skillz.com/. We file reports with the SEC, and copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on our investor relations website as soon as reasonably practicable after we file such material electronically with or furnish it to the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov. We use our http://investors.skillz.com/ and www.skillz.com websites as a means of disclosing material nonpublic information and for complying with our disclosure obligations under Regulation FD.
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

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, all of which are more fully described in the Risk Factors below. These risks include, but are not limited to:
•Our rapid growth may not be sustainable and depends on our ability to attract and retain end-users, and do so in a cost-effective manner.
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
•Failure to timely and effectively remediate the material weaknesses in our internal controls over financial reporting.

Risks Related to Our Business and Industry
Competition within the broader entertainment industry is intense and our existing and potential users may be attracted to competing forms of entertainment such as television, movies and sporting events, as well as other entertainment and gaming options on the Internet. If our platform and games available through our platform do not continue to be popular, our business, financial condition, results of operations and prospects would be materially adversely affected.

We operate in the global entertainment and gaming industries within the broader entertainment industry. Our end-users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and casinos, are more well established and may be perceived by the users to offer greater variety, affordability, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of the users. If we are unable to sustain sufficient interest in our gaming platform in comparison to other forms of entertainment, including new forms of entertainment, our business model may not continue to be viable.
The specific industries in which we operate are characterized by dynamic customer demand and technological advances, and there is intense competition among online gaming and entertainment providers. A number of established, well-financed companies producing online gaming, and/or interactive entertainment products and services compete with our platform, and other well-capitalized companies may introduce competitive services. Such competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies, including with third-party developers, or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. Our competitors may also develop products, features or services that are similar to ours or that achieve greater market acceptance. Such competitors may also undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Furthermore, new competitors may enter the gaming industry. There has also been considerable consolidation among competitors in the entertainment and gaming industries and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings and broaden their geographic scope of operations. If we are not able to maintain or improve our market share, or if the offerings on our platform do not continue to be popular, our business could suffer.

We rely on our third-party developer partners to develop and update all of the game features on our platform. The decision of developers to remove the Skillz Software Development Kit, or "SDK" from their games or changes in the terms of our commercial relationship with third-party developers could adversely impact our financial condition, results of operations and prospects. In addition, the failure of developers to provide timely and reliable updates to their games could adversely impact our financial condition, results of operations and prospects.
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
In addition, we rely on our developer partners to manage and maintain their games, including updating their games to include the latest version of the Skillz SDK. The failure of our developer partners to provide timely and reliable updates could adversely impact our financial condition, results of operations and prospects.
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
Historically, a small number of games and related developers have accounted for a substantial portion of our revenue. For the year ended December 31, 2021, Solitaire Cube and 21 Blitz (each developed by Tether) together with Blackout Bingo (developed by Big Run) accounted for 72% of our revenue. Games developed by Tether and Big Run accounted for 81% of our revenue for the year ended December 31, 2021. These games, and the related developers, are subject to our standard terms of service, which include, among other things, developer exclusivity for certain periods of time, as modified by negotiated agreements. The negotiated agreements provide Skillz with the discretion, but not the obligation, to provide marketing support for specified games and for revenue sharing with the developers that is more favorable to Skillz than our standard terms. These negotiated agreements restrict the removal of the applicable games from our platform for at least 12 months following termination. During the post-termination period, Skillz has the option, but not the obligation, to host paid competitions for such games on the platform. Consistent with our standard terms of service, our agreement with Tether may be terminated by either party on 30 days’ notice. Our agreement with Big Run is subject to termination by either party on an annual basis and by Skillz at any time at its discretion. If these games were to become less popular or be removed from our platform and we are unable to identify and market suitable replacements, our business and prospects could suffer.

Our growth will depend on our ability to attract and retain end-users who participate in paid entry-fee contests, and the loss of such end-users, or failure to attract new end-users in a cost-effective manner, would adversely affect our business, financial condition, results of operations and prospects.
Our business depends on maintaining a successful platform for third-party developed games that end-users will download and pay entry fees to compete in. As a result, our business relies on our ability to engage with players by consistently and timely making available through our platform games that are engaging, trustworthy and competitive with compelling content, features and events.
The success of the games featured on our platform depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences. Our end-users have accounts in which they make deposits and hold prior cash winnings that have not been withdrawn. Prior cash winnings that have not been withdrawn represented more than 81% of total paid entry fees for the year ended December 31, 2021. If the games offered on our platform do not meet consumer expectations, if they are not marketed in a timely and effective manner, or if end-users decide to withdraw prior cash winnings rather than apply such winnings as entry fees to enter subsequent paid contests on our platform our revenue and financial performance will be negatively affected. End-user deposits and prior cash winnings that have not been withdrawn as of December 31, 2021 amounted to $4.1 million and are reflected on our balance sheet within other current liabilities. We may be required to return these funds to end-users if they choose to withdraw them from their account.
In addition to the market factors noted above and elsewhere in these risk factors, our ability to successfully attract games to our platform and the ability of such games to achieve commercial success will depend on our ability to:
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
•host games that can build upon or become franchise games;
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

It is becoming increasingly difficult and more expensive for us to acquire players for our games and we may not achieve a positive return on investment on our user acquisition efforts.
It is becoming increasingly difficult and more expensive for us to acquire players for our games for a variety of reasons, including the increasingly competitive nature of the mobile gaming industry and the significant amount of time and attention users are dedicating to competing entertainment options, including social media and other non-gaming applications. Furthermore, we acquire and engage users primarily through digital ad networks, our game developers and affiliate partners. We use paid marketing channels to achieve our objectives. We optimize our marketing investment across all our channels in order to generate strong returns on our marketing spending. While the COVID-19 pandemic initially resulted in a reduction in CPIs (costs per install) , this effect was temporary and CPIs have reverted to at or above historical norms. If the number of players who download our new title launches does not meet our expectations, our revenue and operating results will suffer. Furthermore, our spending on user acquisition is designed so that we will achieve a positive return on investment – that is, we expect that the amount we spend to acquire users in our games will be less than the revenue we ultimately generate from such acquired users. In order to determine the expected revenue from acquired users who may play our games for multiple years, we often must make certain assumptions about their projected spending behavior, and these assumptions may turn out to be incorrect. To the extent that we do not achieve a positive return on investment on our user acquisition spending, it will negatively impact our operating results.

If users engage in criminal, inappropriate or fraudulent activities that seek to exploit our platform and users, our ability to attract and retain developers and users may be harmed, which could have an adverse impact on our reputation, business, financial condition and operating results. If we fail to detect fraud or theft, including by end-users and employees, our reputation and brand may suffer, which could negatively impact our business, financial condition and results of operations and can subject us to investigations and litigation.
We have in the past incurred, and may in the future incur, losses from various types of financial fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by a user and attempted payments by users with insufficient funds. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current credit card practices, we may be liable for use of funds on our platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction. Acts of fraud may involve various tactics, including collusion. Successful exploitation of our systems could have negative effects on our product offerings, services and user experience and could harm our reputation. Failure to discover such acts or schemes in a timely manner could result in harm to our operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and prospects. In the event of the occurrence of any such issues with our existing platform or product offerings, substantial engineering and marketing resources and management attention may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives. Our failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition, results of operations and prospects.
Further, unrelated third parties have developed, and may continue to develop, “cheating” programs that enable players to exploit vulnerabilities in the games featured on our platform, play them in an automated way, collude to alter the outcome of such games or obtain unfair advantages. These programs and practices undermine the integrity of our platform and harm the experiences of players who play fairly, and may lead players or third-party developers to stop engaging with our platform. We devote significant resources to discover and disable these cheating programs and activities. However, if we are unable to do so in a timely and effective manner, our operations may be disrupted and our reputation may be damaged. These cheating programs could result in lost revenue from paid competitions, disrupt our in-game economies, divert time from our personnel, increase costs of developing technological measures to combat these programs and activities, increase our customer service costs needed to respond to dissatisfied players, and lead to legal claims. This type of activity may subject us to liability and negative publicity, which would increase our operating costs and adversely affect our business, financial condition, operating results, reputation and future prospects.

Maintaining and enhancing our brand and reputation is critical to our business prospects. Failure to maintain or grow our brand and reputation could harm our business, financial condition and results of operations.
We believe that our brand, identity and reputation has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Skillz” brand and reputation is critical to retaining and growing our third-party developer and user base. We strive to establish and maintain our brand by obtaining trademark rights. However, if our trademarks and trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position, business, financial condition or results of operations may be harmed. Maintaining and enhancing our brand and reputation also depends largely on our continued ability to provide, through our platform, high-quality, relevant, reliable and trustworthy games developed by our third-party partners, which may require substantial investment, may not be successful, and may contain errors, bugs, flaws, corrupted data, effects and other vulnerabilities that could adversely affect our users’ gaming experience, violate applicable security standards or cause users to stop using our platform, any of which could harm our reputation. We may also need to introduce new products or services that require developers or users to agree to new terms of service that they do not like, which may cause them to stop using our platform, which may negatively affect our brand and reputation.
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
Our financial performance is largely subject to U.S. economic conditions and their impact on levels of spending by users and advertisers. Economic recessions have had, and may continue to have, far-reaching adverse consequences across many industries, including the global entertainment and gaming industries which may adversely affect our financial condition, results of operations and prospects. In the past decade, the U.S. economy experienced tepid growth following the financial crisis in 2008 – 2009 as well as international trade and monetary policy and other changes. If the U.S. economy experiences a recession or any of the relevant regional or local economies suffers a prolonged downturn, we may experience a material adverse effect on our business, financial condition, results of operations or prospects.
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
The COVID-19 pandemic and resulting orders and restrictions have also led to increased player engagement with the games on our platform relative to historic trends. These increases in player activity may not be indicative of our financial and operating results in future periods. The long-term effects of the COVID-19 pandemic on society and player behavior are highly uncertain, and there is no assurance that player engagement will not decrease.

Our business model depends upon the proliferation of mobile devices, the continued compatibility between the games featured on our platform and major mobile gaming operating systems and upon third-party platforms for the distribution of such games. If such third parties interfere with the distribution of our products or offerings, or if our expectations with respect to mobile devices and our compatibility with third party operating systems are incorrect, our business, financial condition, results of operations and prospects would be adversely affected.
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
The substantial majority of users access the games featured on our platform through the direct download on their mobile devices of apps developed by our developer partners. Our business model depends upon the continued compatibility between these apps and the major mobile operating systems, technologies, networks and standards that we do not control, such as the Android and iOS operating systems, and any changes, bugs, security, technical or regulatory issues in such systems, changes to our relationships with mobile manufacturers or carriers, or in their terms of service or policies that degrade our offerings’ functionality, reduce or eliminate our ability to distribute our offerings, give preferential treatment to competitive products, limit our ability to deliver high quality offerings, or impose fees or other charges related to delivering our offerings, could adversely affect our product usage and monetization on mobile devices. Third parties with whom we do not have any formal relationships control the design of mobile devices and operating systems. These parties frequently introduce new devices, and from time to time they may introduce new operating systems or modify existing ones. Network carriers may also impact the ability of users to download apps or access specified content on mobile devices.
In addition, we rely upon third-party platforms, such as the Apple App Store, for distribution of the games featured on our platform. The promotion, distribution and operation of apps are subject to the respective distribution platforms’ standard terms and policies for application developers, which are very broad and subject to frequent changes and differing interpretations. Furthermore, the distribution platforms may not enforce their standard terms and policies for application developers consistently and uniformly across all applications and with all publishers. A platform provider may also change its fee structure, add fees associated with access to and use of its platform and alter how developers and publishers are able to advertise on the platform. Such terms and policy changes may decrease the visibility or availability of the games featured on our platform, which could adversely affect our business, financial condition or results of operations. In addition, we may be subject to changes in the policies or structures of online platforms for purchase and download mobile applications that may negatively impacted the number of organic downloads of our games.
If the growth of high-bandwidth capabilities, particularly for mobile devices, is slower than we expect, end-user growth, retention, and engagement may be seriously harmed. Additionally, to deliver high-quality content over mobile cellular networks, the games offered through our platform must work well with a range of mobile technologies, systems, networks, regulations, and standards that we do not control. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws governing Internet neutrality, could decrease the demand for our platform and increase our cost of doing business. Specifically, any laws that would allow mobile providers in the United States or abroad to impede access to content, or otherwise discriminate against our content, such as providing for faster or better access to our competitors, over their data networks, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
Our technology infrastructure will be critical to the performance of our platform and offerings and to the satisfaction of our developer partners and users. We devote significant resources to network and data security to protect our systems and data. However, cybersecurity attacks, including breaches, computer malware, computer hacking and insider threats have become more prevalent in our industry, and our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take to prevent or hinder cyber-attacks, protect our systems, data and user information and to prevent outages, data or information loss, fraud and to prevent or detect security breaches, including a disaster recovery strategy for server and equipment failure and back-office systems and the use of third parties for certain cybersecurity services, will provide sufficient security. Any cybersecurity breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions, loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses or other unauthorized access to our systems caused by employee error, malfeasance or other disruptions could adversely affect our business, financial condition, results of operations or reputation and could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disruption of our operations and the services we provide to users. We have experienced and will continue to experience hacking attacks of varying degrees from time to time. Because of our prominence in the gaming industry, we believe we are a particularly attractive target for hackers. Additionally, rapidly evolving technology and capabilities, evolving changes in the sources, capabilities and targets for cybersecurity attacks, as well as the increasing sophistication of cyber criminals increase the risk of material data compromise or business disruption.
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

Our business is subject to a variety of U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business, financial condition, results of operations and growth prospects. Any change in existing laws, or their interpretation, or the regulatory climate applicable to our platform and services, or changes in tax laws or interpretation thereof related to our platform and services, could adversely impact our ability to operate our business as currently conducted or as we seek to operate in the future, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.
We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding skill-based gaming, consumer protection, electronic marketing, data protection and privacy, competition, taxation, intellectual property, export and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly outside the U.S. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices, and could have an adverse effect on our business, financial condition, results of operations and growth prospects. It is also likely that as our business grows and evolves, particularly if we expand to other countries, we will become subject to laws in additional jurisdictions or other jurisdictions may claim that we are required to comply with their laws.
State and federal laws in the U.S. distinguish between games of skill and games of chance. We only enable games for paid entry-fee contests in states in which skill-based gaming is permitted and not required to be licensed as gambling under applicable state law. As of December 31, 2021, we operated in 41 states and the District of Columbia, covering approximately 90% of the U.S. population. We use proprietary algorithms and data science tools designed to ensure that the degree of skill involved in affecting the outcome of a contest is sufficient to comply with applicable state laws. The scope and interpretation of the laws that are or may be applicable to the determination as to whether a contest is skill-based, and therefore beyond the scope of a state’s gambling laws and licensing requirements, are subject to interpretation and evolving. There is a risk that existing or future laws in the states in which we operate may be interpreted in a manner that is not consistent with our current practices, and could have an adverse impact on our business and prospects. Additionally, existing and future laws that permit skill-based gaming may be accompanied in the future by restrictions, licensing requirements or taxes that make it impractical or less feasible to operate in these jurisdictions.
It is possible that a number of laws may be adopted or construed to apply to us that could restrict the online and mobile gaming industries, including player privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, or regulation of currency, banking institutions, unclaimed property or money transmission may be interpreted to cover the games and contests featured on our platform and the entry fees paid in respect of such contests. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may become subject to additional regulation and oversight, all of which could be time consuming and significantly increase our operating costs. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing jurisdictions or into new jurisdictions may negatively affect our opportunities for growth, including the growth of our customer base, or delay our ability to recognize revenue from our offerings in any such jurisdictions. Regulatory authorities may have broad powers with respect to the regulation and licensing of skill- based gaming operations and may revoke, suspend, condition or limit such licenses, impose substantial fines on us or take other actions, any one of which could have a material adverse effect on our business. We will strive to comply with all applicable laws and regulations relating to our business. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business, financial condition, results of operations, growth prospects and reputation.
Governmental authorities could view us as having violated applicable laws, despite our efforts to comply. There is also a risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities or incumbent providers of entertainment and gaming services, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, advertisers and others involved in the skill-based gaming industries. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.

There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, restrict, or regulate various aspects of the skill-based gaming industry (or that existing laws in those jurisdictions will not be interpreted negatively by governmental authorities). Compliance with any such legislation may have a material adverse effect on our business, financial condition results of operations and prospects, either as a result of our determination that a jurisdiction should be blocked, or because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.

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

We primarily rely, and expect to continue to rely, on Amazon Web Services (“AWS”) to deliver our offerings to users on our platform and any failure or disruption of or interference with our use of AWS could adversely affect our business, financial condition, results of operations and prospects.
Our technology infrastructure is critical to the performance of our platform and to the satisfaction of our developer partners and users, as well as our corporate functions. Our platform and company systems run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain elements of this system, but significant elements of this system are operated by third parties that we do not control and which would require significant time and expense to replace. We expect this dependence on third parties to continue. We have suffered interruptions in service in the past, including when releasing new software versions or bug fixes, and we may in the future experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. If any such interruption were significant and/or prolonged it could adversely affect our business, financial condition, future prospects, results of operations or reputation. Further, if a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all.
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
To the extent we or our third-party service providers do not effectively respond to any interruptions, upgrade systems as needed and continually develop technology and network architecture to accommodate traffic, our business, reputation, financial condition or results of operations could be adversely affected. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance. Furthermore, our disaster recovery systems and those of third parties with which we do business may not function as intended or may fail to adequately protect our critical business information in the event of a significant business interruption, which may cause interruption in service of our games, security breaches or the loss of data or functionality, leading to a negative effect on our business, financial condition or results of operations.
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
We have incorporated, and may in the future incorporate, third-party open source software in our technologies. Open source software is generally licensed by its authors or other third parties under open source licenses. From time to time, companies that use third-party open source software have faced claims challenging the use of such open source software and requesting compliance with the open source software license terms. Accordingly, we may be subject to suits by parties claiming ownership of what we believe to be open source software or claiming non-compliance with the applicable open source licensing terms. Some open source software licenses require end-users who use, distribute or make available across a network software and services that include open source software to offer to the public aspects of the technology that incorporates the open source software for no cost, make publicly available source code (which in some circumstances could include valuable proprietary code) for modifications or derivative works created based upon incorporating or using the open source software and/or to license such modifications or derivative works under the terms of the particular open source license. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release or license the source code of our proprietary software to the public. Additionally, if a third-party software provider has incorporated open source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. While we have internal processes and use tools designed to help us monitor and comply with the licenses of third-party open source software and protect our valuable proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the terms of their licenses, including claims of intellectual property rights infringement or for breach of contract. Furthermore, there exists today an increasing number of types of open source software licenses, almost none of which have been tested in courts of law to provide guidance of their proper legal interpretations, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open source software. If we were to receive a claim of non-compliance with the terms of any of these open source licenses, we may be required to publicly release certain portions of our proprietary source code, expend substantial time and resources to re-engineer some of our software, or pay damages, settlement fees or a royalty to use certain open source software. Any of the foregoing could disrupt and harm our business.
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

We rely on third-party providers to validate the identity and identify the location of end-users, and if such providers fail to perform adequately, or if we do not maintain business relationships with them, our business, financial condition, results of operations and prospects could be adversely affected.
There is no guarantee that the third-party geolocation and identity verification systems that we rely on will perform adequately, or be effective. We rely on our geolocation and identity verification systems to ensure we are in compliance with certain laws and regulations, and any service disruption to those systems would prohibit us from operating our platform in compliance with law, or at all, and would adversely affect our business, financial condition, results of operations and prospects. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our offerings. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of end-users. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materializes, we may be subject to disciplinary action, fines, lawsuits, and our business, financial condition, results of operations prospects and reputation could be adversely affected.

We rely on third-party payment processors to process deposits and withdrawals made by end-users on the platform, and if we cannot manage our relationships with such third parties and other payment-related risks, our business, financial condition and results of operations could be adversely affected. Further, we may have difficulty accessing the services of banks, credit card issuers and payment processing services providers, which may make it difficult to sell our products and services.
We rely on a limited number of third-party payment processors to process deposits and withdrawals made by end-users on our platform. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we may need to find an alternate payment processor, and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, and may contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to users on our platform, any of which could make our platform less trustworthy and convenient and adversely affect our ability to attract and retain end-users.
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

Our strategy to expand internationally will be subject to increased challenges and risks; our growth prospects and market potential will depend on our ability to operate in a number of jurisdictions and if we fail to do so our business, financial condition, results of operations and prospects could be impaired.
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
Our financial results and operations in any given period may be influenced by numerous factors, many of which we are unable to predict or are outside of our control, including the impact of seasonality, and the other risks and uncertainties set forth herein, and therefore may not fully reflect the underlying performance of our business. Consumer engagement with our gaming platform may decline or fluctuate as a result of a number of factors, including the popularity of the underlying games, the user’s level of satisfaction with our platform, the ability of our developer partners to improve and innovate games, our ability to adapt our platform, outages and disruptions of online services, the availability of alternative live events or entertainment, the services offered by our competitors, our marketing and advertising efforts or declines in consumer activity generally as a result of economic downturns, among others. Any decline or fluctuation in the recurring portion of our business may have a negative impact on our business, financial condition, results of operations or prospects.

We may invest in or acquire other businesses, and our business may suffer if we miscalculate the value or benefits of such acquired businesses, if we are unable to successfully integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.
We intend to evaluate and pursue acquisitions and strategic investments. Each of these acquisitions will require unique approaches to integration due to, among other factors, the structure of the acquisitions, their locations and cultural differences among their teams and ours. If we are unable to obtain the anticipated benefits from these acquisitions and strategic investments, or we encounter difficulties in integrating their operations with ours, our business, financial condition, results of operations and prospects could be materially harmed. Challenges and risks from such investments and acquisitions include:
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
We receive, store and process personal information and other data relating to our employees and business contacts, as well as player data, and we enable our players to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other player data on the Internet and mobile platforms, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. A number of these laws, rules and regulations require us to provide notification to players, investors, regulators and other affected parties in the event of a security breach of certain personal data, or require the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement.
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
We have filed, and may continue in the future to file, copyright, trademark and patent applications to protect certain of our innovations and intellectual property. This process can be expensive and time-consuming, and we do not know whether any of our applications will result in the issuance of a patent, trademark or copyright, as applicable, or whether the examination process will require us to narrow the claims in our patent applications. In addition, we may not receive competitive advantages from the rights granted under our intellectual property. Our existing intellectual property, and any intellectual property granted to us or that we otherwise acquire in the future, may be contested, circumvented, invalidated, or declared unenforceable through administrative processes or litigation, and we may not be able to prevent third parties from infringing, misappropriating or otherwise violating our rights to our intellectual property. Therefore, the exact effect of our efforts to protect our intellectual property cannot be predicted with certainty. In addition, given the costs, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations. Any failure to adequately obtain such patent protection, or other intellectual property protection, could later prove to adversely impact our business, results of operations, financial condition or prospects.
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
We have experienced net losses in each period since inception. As of December 31, 2021, we had an accumulated deficit of $419.7 million. While we have experienced significant revenue and user metrics growth in recent periods, the industry in which we operate is highly competitive and rapidly changing, and relies heavily on continually introducing compelling content, products and services. As such, if we, in combination with our third-party developers, fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue growth, overall revenue or user metrics may decline, and our operating results will suffer.
In addition, our operating margin may experience downward pressure as a result of increasing competition, increased user acquisition costs and the other risks discussed in this Annual Report on Form 10-K. We expect to continue to expend substantial financial and other resources on expanding our developer and consumer base, our technology, the expansion of our platform, and marketing. Our operating costs will increase and our operating margins may decline if we do not effectively manage costs, launch new products on schedule that monetize successfully and enhance the games featured on our platform. We rely primarily on digital advertising networks to acquire new users to the platform. Increases in digital advertising costs, including on a per user basis, could have a material adverse effect on our business, financial condition and results of operations, including on our ability to achieve profitability. Neither our user acquisition costs nor our lifetime customer value are assured, and thus we cannot assure you that this ratio will not further decline over time. In addition, we cannot assure you that digital advertising costs will not continue to increase in 2022 or any other future period.
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
Our third-party developers and investors rely on our key metrics as a representation of our performance. We regularly review and may adjust our processes for calculating our internal metrics to improve their accuracy. If we determine that we can no longer calculate any of our key metrics with a sufficient degree of accuracy, and we cannot find an adequate replacement for the metric, our business, financial condition or results of operations may be harmed. In addition, if advertisers, platform partners or investors do not perceive end-user metrics to be accurate representations of the end-user base or end-user engagement, or if we discover material inaccuracies in end-user metrics, our reputation may be harmed and advertisers and platform partners may be less willing to allocate their budgets or resources to our products and services, which in either case could negatively affect our business, financial condition, results of operations, reputation and prospects.

Our workforce and operations have grown substantially since our inception and we expect that they will continue to do so. If we are unable to effectively manage that growth, our financial performance and future prospects will be adversely affected.
Since our inception, we have experienced rapid growth in the United States and internationally. This expansion increases the complexity of our business and has placed, and will continue to place, significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. We may not be able to manage our growth effectively, which could damage our reputation and negatively affect our operating results. Our current and planned personnel, systems, procedures, and controls may not be adequate to support our future operations. To manage the growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal controls over financial reporting, we have been, and expect to continue to be, required to commit substantial financial, operational, management and technical resources. Our failure to upgrade our technology or network infrastructure effectively to support our growth could result in unanticipated disruptions. If we are unable to expand our operations and hire additional qualified personnel in an efficient manner, or if our operational technology is insufficient to reliably service our platform, we could potentially face difficulties in retaining users, which would adversely affect our business, financial condition, operating results and prospects.
Our organizational structure is complex and will continue to grow as we add additional employees. Properly managing our growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business. Moreover, in order to optimize our organizational structure, we may in the future implement reductions in force, which may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in force.

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
In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, manage, motivate and retain highly skilled employees, including game designers, engineers, data scientists, operations personnel, financial and accounting staff, product management staff and sales and marketing staff. Skilled and experienced personnel in the areas where the company competes are in high demand, and competition for their talents is intense. We devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. Interviewing, hiring and integrating new employees has and will continue to be particularly challenging during the COVID-19 pandemic. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure.
We believe that two critical components of our success and our ability to retain our best people are our culture and our competitive compensation practices. Further, many of our employees receive a total compensation package that includes equity awards. Any new regulations, volatility in the stock market and other factors could diminish the company’s use or the value of the company’s equity awards, putting the company at a competitive disadvantage and potentially causing our employee base to be more vulnerable to be targeted for recruitment by competitors. If we are unable to identify, hire and retain our senior management team and our key employees, our business, financial condition or results of operations could be harmed. Moreover, if our team fails to work together effectively to execute our plans and strategies on a timely basis, our business, financial condition, results of operations and prospects could be materially adversely affected.

We are a party to pending litigation with various plaintiffs and we may be subject to future litigation in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business.
We are involved, and in the future, may become involved, in claims, suits, government investigations, and proceedings arising in the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial and acquisition-related claims and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted. Regardless of their outcomes, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, and other factors. It is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, financial condition, results of operations, reputation and prospects.

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
In December 2020, we became a public company, and as such, have incurred, and will continue to incur (and particularly now that we are no longer an “emerging growth company”), significant legal, accounting and other expenses that Skillz did not incur as a private company. We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of The New York Stock Exchange, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members of our Board of Directors (the “Board”) as compared to Skillz as a private company. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” We will need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other publicly-listed companies, which would increase our general and administrative expenses and could materially and adversely affect our business, financial condition, results of operations and prospects. We are evaluating these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

As a private company, Skillz was not required to document or test its internal controls over financial reporting nor was its management required to certify the effectiveness of its internal controls and its auditors were not required to opine on the effectiveness of Skillz’s internal control over financial reporting. Failure to maintain adequate financial, information technology and management processes and controls could result in material weaknesses which could lead to errors in our financial reporting, which could adversely affect our business now that we are a public company.
Maintaining effective internal controls over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls over financial reporting, our business and operating results could be harmed. Effective December 31, 2021, we are no longer an “emerging growth company”, and therefore under applicable SEC rules we must maintain internal controls over financial reporting to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the related rules of the SEC, which require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting and our independent registered public accounting firm to issue a report on the effectiveness of our internal controls over financial reporting with our Annual Report.
The internal control assessment required by Section 404 of Sarbanes-Oxley may divert internal resources and we may experience higher operating expenses, higher independent auditor and consulting fees during the implementation of these changes. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from any international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports.

If we are unable to certify the effectiveness of our internal controls, or if our internal controls have a material weakness, we may not detect errors timely, our consolidated financial statements could be misstated, we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business and adversely affect the market price of our common stock. Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, FINRA or other regulatory authorities, as well as increase the risk of liability arising from litigation based on securities law.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2020 and December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Our management concluded that material weaknesses existed as of December 31, 2021 with respect to two areas. First, information technology general controls (ITGCs) in the areas of access and program change over select information technology (IT) systems that support the Company’s financial reporting processes were not designed and operating effectively. Specifically, the Company did not maintain sufficient: (1) user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; and (2) program change management controls to ensure that IT program and data changes affecting financial information technology applications and underlying records are identified, tested, authorized, and implemented appropriately. As a result, the Company’s related IT dependent manual and application controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs, for continued operation were also deemed ineffective. Second, controls designed to properly consider and evaluate certain accounting processes where management review is involved did not operate effectively due to lack of sufficient documentation or evidence retained to demonstrate management’s review of significant judgment and estimates.
Further, following the issuance of the SEC Staff Statement, on April 29, 2021, the audit committee of our board of directors, in consultation with management and our independent auditors, concluded that, because of a misapplication of the accounting guidance applicable to the warrants acquired in connection with the FEAC Business Combination, our previously issued consolidated financial statements as of and for the year ended December 31, 2020 should no longer be relied upon. As such, we determined that we would restate our consolidated financial statements as of and for the year ended December 31, 2020. As part of such process, we identified a material weakness in our internal control over financial reporting.
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
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. In the course of our business, there will be many transactions and calculations where the ultimate tax determination is uncertain. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non- income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. In December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“2017 Tax Act”). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings. There is no guarantee that the tax regime to which we are subject in the U.S. and abroad will not change to our detriment. In addition, from time to time, various legislators and other government officials have proposed and adopted changes in tax laws, or in the administration or interpretation of such laws, affecting the gaming industry. For example, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate may result in a material adverse effect on our business, financial condition and results of operations. In addition, any worsening of economic conditions and the large number of jurisdictions with significant current or projected budget deficits could intensify the efforts of governments to raise revenues through increases in gaming taxes and/or other taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration or interpretation or enforcement of such laws. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, tax authorities may impose indirect taxes on Internet-related commercial activity based on existing statutes and regulations which, in some cases, were established prior to the advent of the Internet. Tax authorities may interpret laws originally enacted for mature industries and apply it to newer industries, such as Skillz. The application of such laws may be inconsistent from jurisdiction to jurisdiction.

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
We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Our debt financing (see Risks Related to Our Indebtedness) involves offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we seek to access additional capital or increase our borrowing, there can be no assurance that financing and credit may be available on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.

Our investment portfolio may become impaired by deterioration of the financial markets.
Our cash equivalent and investment portfolio is invested with a goal of preserving our access to capital, and generally consists of money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds, certificates of deposit and time deposits. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards, permissible allocations of certain sectors and limits our exposure to specific investment types, and we believe our current investment portfolio has a low risk of material impairment. However, volatility in the global financial markets can negatively impact the value of our investments. If financial markets experience volatility, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any disruption of the capital markets could cause our other income and expenses to vary from expectations.

The occurrence of an earthquake, other natural disaster or other significant business interruption at or near any of our facilities could cause damage to our facilities and equipment and interfere with our operations.
Our principal business operations are located in the San Francisco Bay Area, an area known for earthquakes, and are thus vulnerable to damage. All of our facilities are also vulnerable to damage from natural or man-made disasters, including power loss, fire, explosions, floods, communications failures, terrorist attacks, contagious disease outbreak (such as the COVID-19 pandemic) and similar events. If any disaster were to occur, our ability to operate our business at our facilities could be impaired and we could incur significant losses, recovery from which may require substantial time and expense.

Risks Related to Ownership of Our Class A Common Stock
The trading price of our Class A common stock has been, and may continue to be, volatile, and the value of our Class A common stock may decline.
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
Furthermore, the stock markets frequently experience extreme price and volume fluctuations that affect the market prices of equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, elections, interest rate changes or international currency fluctuations, may negatively impact the market price of our Class A common stock. As a result of such fluctuations, you may not realize any return on your investment in us and may lose some or all of your investment. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently the target of this type of litigation, and may continue to be such a target in the future, which could result in substantial costs and divert our management’s attention from other business concerns.
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

We are a “controlled company” within the meaning of the rules of the NYSE and our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. As December 31, 2021, Paradise controls eighty-three 83% of the voting power of our outstanding capital stock. As a result, we will be a “controlled company” within the meaning of the NYSE corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.
Paradise may have his interest diluted due to future equity issuances or his own actions in selling shares of Class B common stock in each case, which could result in a loss of the “controlled company” exemption under the NYSE listing rules. We would then be required to comply with those provisions of the NYSE listing requirements.

The dual class structure of our common stock has the effect of concentrating voting power with our Chief Executive Officer and Co-Founder, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.
Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. Paradise holds all of the issued and outstanding shares of our Class B common stock and, as of December 31, 2021, eighty-three 83% of the voting power of our capital stock on a fully-diluted basis. Accordingly, Paradise will be able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Paradise may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us and might ultimately affect the market price of shares of our Class A common stock.

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

Delaware law and provisions in our Charter and Bylaws could make a takeover proposal more difficult.
Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our Charter and Bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of Class A common stock held by our stockholders. These provisions provide for, among other things:
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

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial health and our ability to execute our business strategy.
As of December 31, 2021, the aggregate indebtedness under our senior secured notes was $300 million. We expect to maintain significant levels of indebtedness going forward. Our indebtedness could have important consequences including:
•making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the indenture governing our senior secured notes or agreements governing future indebtedness;
•increasing our vulnerability to adverse general economic and industry conditions;
•limiting our flexibility in planning for, or reacting to, changes in the economy and our industry;
•placing us at a competitive disadvantage compared to our competitors with less indebtedness;
•making it more difficult to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures and other purposes; and
•potentially requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund our other business needs.
We receive debt ratings from the major credit rating agencies in the U.S. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Liquidity, asset quality, cost structure, reserve mix and other factors could also be considered by the rating agencies. Any downgrade in our credit rating or the ratings of our indebtedness, or adverse conditions in the debt capital markets, could:
•adversely affect the trading price of, or market for, our existing or future debt;
•increase interest expense under future debt;
•increase the cost of, and adversely affect our ability to refinance, our existing debt; and
•adversely affect our ability to raise additional debt.

The instruments governing our indebtedness impose certain restrictions on our business, and future such instruments could impose new restrictions on our business.
The instruments governing our indebtedness, including the indenture governing our senior secured notes, contain certain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business, to plan for, or react to, changes in the market conditions or our capital needs and may limit our ability to take advantage of potential business opportunities as they arise. The credit facility and the indenture governing the senior secured notes include covenants restricting, among other things, our ability to do the following under certain circumstances:
•incur or guarantee additional indebtedness or issue certain disqualified or preferred stock;
•pay dividends or make other distributions on, or redeem or purchase any equity interests or make other restricted payments;
•make certain acquisitions or investments;
•create or incur liens;
•transfer or sell assets;
•incur restrictions on the payment of dividends or other distributions from our restricted subsidiaries;
•alter the business that we conduct;
•enter into transactions with affiliates; and
•consummate a merger or consolidation or sell, assign, transfer, lease or otherwise dispose of all or substantially all our assets.
In addition, the instruments contain customary events of default upon the occurrence of which, after any applicable grace period, the indebtedness could be declared immediately due and payable. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could materially adversely affect our business, financial condition and results of operations.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on, and to refinance our debt, depends on our future performance, which is subject to economic, financial, competitive and other factors. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under our current indebtedness and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our outstanding indebtedness or future indebtedness will depend on market conditions and our financial position at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms when needed, which could result in a default on our indebtedness.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2. PROPERTIES
Our principal business operations are located in San Francisco, California; however, due to health concerns related to the COVID-19 pandemic, the Company vacated its physical offices in 2020 and our workforce has since remained primarily remote. We lease an office in Portland, Oregon and co-working space in Las Vegas, Nevada for our customer support and engineering operations, as well as a number of smaller offices and coworking spaces in major U.S. cities. In connection with our acquisition of Aarki, Inc. in 2021, we assumed leases for a number of offices and coworking spaces around the world, including data centers in the U.S. and Hong Kong and a Philippines office of approximately 4,850 sq ft. Based on the effectiveness of our remote workforce during COVID-19, we are assessing our plans with respect to our physical footprint. We may acquire additional space as we add employees and continue to expand geographically.

ITEM 3. LEGAL PROCEEDINGS
Refer to note 9, “Contingencies and Commitments,” in this Form 10-K.
Additionally, on May 7 and June 17, 2021, two shareholders filed securities class action lawsuits against Skillz Inc., Andrew Paradise, Casey Chafkin, Miriam Aguirre, Scott Henry and Harry Sloan (collectively, the “Defendants”) in the United States District Court for the Northern District of California captioned Jedrzejczyk v. Skillz Inc., et al., No. 21-cv-3450, and Shultz v. Skillz Inc., et al., No. 21-cv-04662. On October 8, 2021, Court-appointed lead plaintiffs filed an amended consolidated complaint on behalf of all persons who purchased or otherwise acquired Skillz common stock between December 16, 2020 and May 4, 2021 against Defendants as well as the other members of our board of directors (with Defendants, the “Company Defendants”) and the underwriters in our March 2021 underwritten public offering. The amended complaint alleges that the Company Defendants and the underwriter defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as in violation of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. On December 23, 2021, the Company Defendants filed their motion to dismiss the amended consolidated complaint, and a hearing on that motion is currently scheduled for April 21, 2022. The Company Defendants dispute all allegations in the complaints, intend to defend the matter vigorously, and believe the claims are without merit.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock has been listed on the New York Stock Exchange (“NYSE”) under the symbol “SKLZ” since December 17, 2020. There is no public market for our Class B common stock.
Holders of our Common Stock
As of February 24, 2022, there were 553 holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of record holders does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Refer to note 13, “Stock Based Compensation,” in this Form 10-K.
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
The following graph compares the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Standard & Poor’s (“S&P”) 500 Index and the Nasdaq Composite Index. The graph assumes an initial investment of $100 in our common stock at the market close on December 31, 2020 and $100 invested on the same date in each of the S&P 500 Index and the Nasdaq Composite Index. Data for the S&P 500 Index and the Nasdaq Composite Index assume reinvestment of dividends. Total return equals stock price appreciation plus reinvestment of dividends.

Unregistered Sales of Equity Securities
In connection with FEAC’s initial formation in January 2020, Eagle Equity Partners II LLC (“Eagle Equity”) was issued all of FEAC’s outstanding founder shares. On February 10, 2020, FEAC conducted a 1:1.25 stock split of its founder shares such that Eagle Equity directly continued to own all 14,375,000 outstanding founder shares. On March 2, 2020, 20,000 founder shares were transferred to each of Scott M. Delman and Joshua A. Kazam, FEAC’s director nominees. On March 6, 2020, FEAC conducted a 1:1.2 stock split of its founder shares, resulting in Eagle Equity holding an aggregate of 17,210,000 founder shares and there being an aggregate of 17,250,000 founder shares outstanding. The number of founder shares outstanding was determined based on the expectation that the founder shares would represent 20% of the outstanding shares after the FEAC’s initial public offering (“IPO”) excluding the private placement shares underlying the private placement units. In connection with the FEAC Business Combination, Eagle Equity agreed to forfeit 899,797 founder shares.
Simultaneously with the closing of FEAC’s IPO, Eagle Equity purchased an aggregate of 10,033,333 private placement warrants at $1.50 per private placement warrant ($15,050,000 in the aggregate). Each private placement warrant was exercisable to purchase one share of Class A common stock at an exercise price of $11.50 per share. The proceeds from the private placement warrants were added to the proceeds from the FEAC IPO held in the trust account. In connection with the FEAC Business Combination, Eagle Equity agreed to forfeit 5,016,666 private placement warrants.
Prior to the consummation of the FEAC Business Combination, FEAC entered into subscription agreements (the “Subscription Agreements”), each dated as of September 1, 2020, with certain institutional investors (the “Investors”), pursuant to which, among other things, FEAC agreed to issue and sell, in private placements, an aggregate of 15,853,052 shares of Class A common stock, par value $0.0001 per share, of FEAC (“FEAC Class A common stock”) for $10.00 per share (the “Private Placement”). The Private Placement closed immediately prior to the FEAC Business Combination. The shares of FEAC Class A common stock issued to the Investors became shares of Class A common stock upon consummation of the FEAC Business Combination.
In connection with consummation of the FEAC Business Combination, Eagle Equity delivered 5,000,000 of its shares of Class B common stock, par value $0.0001 per share, of FEAC (the “FEAC Class B common stock” and together with the FEAC Class A common stock, the “FEAC Shares”) into escrow that are subject to release if certain earn-out conditions are satisfied. Such earn-out conditions were satisfied and on March 5, 2021, these shares were released to the Old Skillz stockholders who received shares of common stock as a result of the FEAC Business Combination in the form of shares of Class A common stock (other than the Founder and a trust for the benefit of his family members who will receive shares of Class B common stock and other than 270 shares of Class A common stock that were released to the Company).
In connection with the Company’s acquisition of Aarki on July 16, 2021, aggregate consideration paid by the Company was approximately $162.3 million, which consisted of approximately $95.3 million in cash with the remaining approximately $67.1 million comprised of 4.4 million shares of Skillz Class A common stock. The shares of Skillz Class A common stock issued in connection with the acquisition were issued in reliance upon exemptions from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder, based upon appropriate representations and certifications that Skillz has received from Aarki and each Aarki stockholder receiving Skillz Class A common stock. The issuance of any additional shares of Skillz Class A common stock in connection with the payment of any contingent merger consideration described above is also expected to be exempt from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof and/or Regulation D promulgated thereunder.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Skillz Inc. (for purposes of this section, “Skillz,” “we,” “us” and “our”). MD&A is provided as a supplement and should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part I, Item 1A, “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. For a comparison of our results of operations for the fiscal years ended December 31, 2020 and 2019 see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2020, filed with the SEC on May 13, 2021.
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
Skillz was founded in 2012 by Andrew Paradise and Casey Chafkin with the vision to make eSports accessible to everyone possible. During the year ended December 31, 2021, the platform has over 2 million average MAUs and hosts an average of over 6 million daily tournaments, including over 2 million paid entry daily tournaments, offering over $164 million in prizes each month. As of December 31, 2021, we had over 10,000 registered game developers on our platform that have launched a game integration.
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
Historically, our top games and related developers have accounted for a substantial portion of our revenue. For the year ended December 31, 2021, 2020 and 2019, the games Solitaire Cube, 21 Blitz (each developed by Tether Studios, LLC (“Tether”)) and Blackout Bingo (developed by Big Run Studios Inc. (“Big Run”)) combined accounted for 72%, 79%, and 72% of our revenue, respectively. For the years ended December 31, 2021, 2020 and 2019 Tether accounted for 42%, 59%, and 83% of our revenue, respectively. For the years ended December 31, 2021, 2020 and 2019 Big Run accounted for 39%, 28%, and 0% of our revenue, respectively.
Our top titles rotate over time as more games generate success on the Skillz platform. In the year ended December 31, 2021, the number of games that generated over $1 million of annualized GMV grew 22% from 36 to 44. GMV represents entry fees that may be paid using cash deposits, prior cash winnings that have not been withdrawn, and end-user incentives.
In addition to growing the number of games experiencing success on our platform, we have historically increased the number of users on our platform and improved the rate of conversion of such users to paying users. For the years ended December 31, 2021, 2020 and 2019, we served 3 million, 2.6 million, and 1.6 million MAUs, respectively, and had ARPU of $10.90, $7.50 and $6.30, respectively. We monitor the conversion of users to paying users based on the ratio of Paying MAU to MAU. For the years ended December 31, 2021, 2020 and 2019, our Paying MAU to MAU ratio was 17%, 13%, and 10%, respectively, our Paying MAU was 0.5 million, 0.3 million and 0.2 million, respectively and our monthly ARPPU was $62, $59 and $62, respectively.

On July 16, 2021, the Company completed the acquisition of Aarki, Inc. (“Aarki”) and acquired 100% of the outstanding equity and voting interests of Aarki under the terms of the Agreement and Plan of Merger. The Company transferred $162.3 million in consideration comprised of $95.3 million in cash and $67.1 million comprised of 4.4 million of Skillz Class A common stock to the existing Aarki stockholders. We expect that the addition of Aarki’s technology-driven marketing platform will result in significant efficiencies in user acquisition costs, which can be reinvested to acquire more users to accelerate growth and provide a broader product offering, including media buying capabilities to better serve game developers. The financial results of Aarki have been included in the Company’s consolidated financial statements since the date of the acquisition.
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
Our platform allows users to participate in fair competition, while rewarding developers who create games that keep players engaged. We generate revenue by receiving a percentage of player entry fees in paid contests, after deducting end-user prize money (i.e. winnings from the Competitions), end-user incentives accounted for as reduction of revenue and the profit share paid to developers (the “Take Rate”). GMV represents entry fees that may be paid using cash deposits, prior cash winnings that have not been withdrawn, and end-user incentives. Cash deposits represented approximately 10%, 11%, and 11% of total entry fees for the years ended December 31, 2021, 2020 and 2019, respectively. Prior cash winnings that have not been withdrawn represented approximately 81%, 82% and 82% of total entry fees for the years ended December 31, 2021, 2020 and 2019, respectively. End-user incentives represented approximately 9%, 7%, and 7% of total entry fees for the years ended December 31, 2021, 2020 and 2019. Our model has allowed us to grow users, developers and revenue steadily while driving meaningful operating leverage.
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
•Product-first philosophy and data science capabilities — We have built a culture that puts product first, driving our impact with users and developers and then scaling marketing investment. In 2021, 42% of our salary costs were spent on product development. Our easy-to-integrate SDK contains over 200 features in a less than 16-MB package which allows for over-the-air upgrades. Our intuitive Developer Console dashboard enables our developers to rapidly integrate and monitor the performance of their games. Our LiveOps system enables us to manage and optimize the user experience across the thousands of games on our platform.

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
Costs and Expenses
Cost of Revenue

Our cost of revenue consists of variable costs. These include mainly (i) payment processing fees, (ii) customer support costs, (iii) direct software costs, (iv) amortization of internal use software, (v) amortization of intangible assets which include developed technology, and (vi) server costs.
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
Changes from Prior Period Reports
Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information
The SEC issued Release No. 33-10890 “Management’s Discussion and Analysis, Selected Financial Data, Supplementary Financial Information” which became fully effective on August 9, 2021. This release was adopted to simplify and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the SEC eliminated the requirement for selected financial data, only requiring quarterly disclosure when there are retrospective changes affecting comprehensive income, and amending the matters required to be presented under Management’s Discussion and Analysis (MD&A) to, among other things, eliminate the requirement to include the contractual obligations table.
With our adoption of this release, we have eliminated from this document the items discussed above that are no longer required. Information on our contractual obligations is still disclosed in narrative form within the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Results of Operations
The following table sets forth a summary of our results of operations for the periods indicated.

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except share and per share data)
Revenue	$384,089	$230,115	$119,872
Costs and expenses:
Cost of revenue	24,711	12,281	5,713
Research and development	46,017	23,225	11,241
Sales and marketing	465,457	251,941	111,370
General and administrative	135,026	42,289	16,376
Total costs and expenses	671,211	329,736	144,700
Loss from operations	(287,122)	(99,621)	(24,828)
Interest expense, net	(1,222)	(1,325)	(2,497)
Change in fair value of common stock warrant liabilities	87,922	(23,049)	—
Other income (expense), net	49	(21,400)	3,720
Loss before income taxes	(200,373)	(145,395)	(23,605)
(Benefit) provision for income taxes	(18,996)	115	—
Net loss	$(181,377)	$(145,510)	$(23,605)
Net loss per share attributable to common stockholders:
Basic	$(0.47)	$(0.49)	$(0.09)
Diluted	$(0.69)	$(0.49)	$(0.09)
Weighted average shares outstanding:
Basic	384,625,249	294,549,146	261,228,108
Diluted	388,549,673	294,549,146	261,228,108
Revenue

	Year Ended December 31,		2020 to 2021 % Change
(In thousands, except percentages)	2021	2020

Revenue	$384,089	$230,115	67%
2021 Compared to 2020
Revenue increased by $154.0 million, or 67%, to $384.1 million in 2021 from $230.1 million in 2020. The increase was attributable primarily to an increase in paying MAUs, driven by sales and marketing investment to acquire new paying users. ARPU increased 45% over the same period.
Cost of Revenue

	Year Ended December 31,		2020 to 2021 % Change
(In thousands, except percentages)	2021	2020

Cost of revenue	$24,711	$12,281	101%
2021 Compared to 2020

Cost of revenue increased by $12.4 million, or 101%, to $24.7 million in 2021 from $12.3 million in 2020. The increase in cost of revenue was primarily driven by amortization of acquired developed technology intangible assets, increase in server expense, and increase in payment processing costs. Cost of revenue as a percentage of revenue increased to 6% in 2021 from 5% in 2020.

Research and Development

	Year Ended December 31,		2020 to 2021 % Change
(In thousands, except percentages)	2021	2020

Research and development	$46,017	$23,225	98%
2021 Compared to 2020
Research and development costs increased by $22.8 million, or 98%, to $46.0 million in 2021 from $23.2 million in 2020. The increase was primarily driven by a $17.9 million increase in research and development headcount costs, a $2.5 million increase in server and software costs, a $0.3 million increase in facilities costs, a $0.4 million increase in allocation of related overhead costs, and a $1.4 million increase in capitalized internal-use software development costs, as certain projects entered the application development stage. Research and development expenses accounted for 12% of revenues in 2021 compared to 10% in 2020.
Sales and Marketing

	Year Ended December 31,		2020 to 2021 % Change
(In thousands, except percentages)	2021	2020

Sales and marketing	$465,457	$251,941	85%
2021 Compared to 2020
Sales and marketing costs increased by $213.5 million, or 85%, to $465.5 million in 2021 from $251.9 million in 2020. The increase was attributable primarily to a 77% increase in spend to acquire new paying users and an 88% increase in engagement marketing spend. User acquisition marketing costs were $242.2 million and $136.6 million in 2021 and 2020, respectively. This increase reflects higher digital advertising costs that resulted in an increase in our acquisition cost per user in 2021 compared to 2020. Engagement marketing costs were $187.6 million and $99.8 million in 2021 and 2020, respectively. Engagement marketing as a percentage of revenue increased to 49% in 2021 from 43% in 2020. This increase reflects investment in marketing programs that resulted in an increase in our engagement marketing cost per user in 2021 compared to 2020.
General and Administrative

	Year Ended December 31,		2020 to 2021 % Change
(In thousands, except percentages)	2021	2020

General and administrative	$135,026	$42,289	219%
2021 Compared to 2020

General and administrative costs increased by $92.7 million, or 219%, to $135.0 million in 2021 from $42.3 million in 2020. The increase was primarily driven by a $42.7 million increase in headcount costs, of which a $31.0 million increase is related to stock-based compensation expense, a $7.3 million increase in professional fees related to the Company’s follow-on offering, a $15.0 million increase in professional fees driven by the Company’s acquisition of Aarki, a $16.4 million increase in public company-related insurance costs and legal costs, a $2.7 million increase in other public company costs and a $11.6 million increase in expense related to a loss contingency accrual, partially offset by a $2.7 million decrease in facilities expenses. General and administrative expenses accounted for 35% of revenues in 2021 compared to 18% in 2020.

Interest expense, net

	Year Ended December 31,		2020 to 2021 % Change
(In thousands, except percentages)	2021	2020

Interest expense, net	$(1,222)	$(1,325)	(8)%
2021 Compared to 2020
Interest expense, net decreased by $0.1 million, or 8%, to $1.2 million in 2021 from $1.3 million in 2020. The decrease was primarily driven by the repayment of a previously outstanding loan in 2020, partially offset by an increase in interest expense related to our senior secured notes issued in December 2021.
Change in fair value of common stock warrant liabilities

	Year Ended December 31,		2020 to 2021 % Change
(In thousands, except percentages)	2021	2020

Change in fair value of common stock warrant liabilities	87,922	(23,049)	NM
The change in fair value of warrant liabilities was due to the change in the estimated fair value of the Private Common Stock Warrants and redemption of Public Common Stock Warrants. Refer to Note 11, Common Stock Warrants, of the notes to the consolidated financial statements for further discussion.
Other income (expense), net

	Year Ended December 31,		2020 to 2021 % Change
(In thousands, except percentages)	2021	2020

Other income (expense), net	$49	$(21,400)	(100)%
2021 Compared to 2020
Other income (expense), net increased by $21.4 million to $0.05 million in other income in 2021 from $(21.4) million in other expense in 2020. The increase was primarily driven by fair value adjustments of financial instruments in 2020.
(Benefit) provision for income taxes

	Year Ended December 31,		2020 to 2021 % Change
(In thousands, except percentages)	2021	2020

(Benefit) provision for income taxes	$(18,996)	$115	NM
2021 Compared to 2020

Provision for income taxes decreased by $19.1 million in 2021. The decrease was primarily driven by a discrete benefit related to the partial release of valuation allowance due to the acquisition of Aarki and a decrease in accrued state tax liabilities.

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
The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net loss	$(181,377)	$(145,510)	$(23,605)
Interest expense, net	1,222	1,325	2,497
Stock-based compensation	60,331	23,757	1,237
Change in fair value of common stock warrant liabilities	(87,922)	23,049	—
(Benefit) provision for income taxes	(18,996)	115	—
Depreciation and amortization	11,133	1,609	711
Other (income) expense, net(1)(2)	(49)	21,400	(3,648)
Impairment charge(3)	—	3,395	—
Acquisition related expenses(4)	7,983	—	—
Loss contingency accrual(5)	11,557	—	—
One-time nonrecurring expenses(6) (7)	14,630	4,747	—
Adjusted EBITDA	$(181,488)	$(66,113)	$(22,808)
(1)For the year ended 2020, other (income) expense, net is primarily attributed to a $21.7 million adjustment to the fair value of the redeemable convertible Series E preferred stock forward contract liability.
(2)For the year ended 2019, other (income) expense, net include a $3.6 million remeasurement gain for the bifurcated derivative liability related to the Company’s convertible promissory notes issued in 2018.

(3)For the year ended 2020, this represents an impairment charge of a lease deposit and prepayment in connection with a lease agreement related to our new corporate facilities in San Francisco.
(4)For the year ended 2021, this represents acquisition related expenses for our Aarki acquisition.
(5)For the year ended 2021, this amount represents a loss contingency accrual related to a litigation matter relating to a former employee as discussed in Note 9, Commitments and Contingencies.
(6)For the year ended 2021, amounts represent one-time nonrecurring expenses related to the follow-on offering and executive severance expense.
(7)For the year ended 2020, amounts represent one-time transaction expenses related to the FEAC Business Combination.

Liquidity and Capital Resources
Since inception, we have financed our operations primarily from the sales of capital stock. As of December 31, 2021, our principal sources of liquidity were our cash and cash equivalents in the amount of $241.3 million, which are primarily invested in money market funds and marketable securities with maturity less than three months.

In December 2021, the Company offered $300 million aggregate principal amount of senior secured notes due 2026 in a private offering. The notes were sold in a private placement to qualified institutional buyers. Annual interest started to accrue from December 20, 2021 at a stated rate of 10.25%, and will be payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The notes will mature on December 15, 2026. We intend to use the net proceeds from the offering for general corporate purposes, which may include potential investments in or acquisitions of other companies, products, or technologies that we may identify in the future. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, make certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants applicable to the notes as of December 31, 2021.
As of the date of this statement, our existing cash resources are sufficient to continue operating activities for at least one year past the issuance date of the consolidated financial statements. Our future cash requirements will depend on many factors, including our rate of revenue growth and the expansion of our sales and marketing activities. We also may invest in or acquire complementary businesses, applications or technologies.
The following table provides a summary of cash flow data (in thousands):

	Year Ended December 31,
	2021	2020	2019
Net cash used in operating activities	$(180,154)	$(56,232)	$(21,937)
Net cash used in investing activities	$(643,924)	$(3,246)	$(3,223)
Net cash provided by financing activities	$802,682	$296,578	$31,168
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

Net cash used in operating activities was $180.2 million for the year ended December 31, 2021. The most significant component of our cash used during this period was a net loss of $181.4 million, which included non-cash income of $87.9 million for the change in fair value related to Public and Private Common Stock Warrants, a $19.2 million deferred income tax benefit, non-cash expenses of $60.3 million related to stock-based compensation, $11.1 million related to depreciation and amortization, accretion of unamortized discounts and amortization of issuance costs, and net cash inflows of $36.1 million from changes in operating assets and liabilities. The net cash inflows from changes of operating assets and liabilities were primarily the result of an increase in other liabilities of $27.0 million, primarily related to an increase in accrued sales and marketing costs.

Cash Flows from Investing Activities

Net cash used in investing activities was $643.9 million for the year ended December 31, 2021. For the year ended December 31, 2021, the net cash used in investing activities included the $504.0 million purchases of marketable securities, $84.0 million used for acquisition of Aarki, net of cash acquired, and $54.8 million used for investments in non-marketable equity securities. In prior periods, the net cash used in investing activities related to purchases of investments and property and equipment, including internal-use software.
Cash Flows from Financing Activities

Net cash provided by financing activities was $802.7 million for the year ended December 31, 2021, which was primarily due to $402.1 million in net proceeds from the issuance of common stock in connection with the Company’s follow-on offering, $280.9 million of borrowings under debt agreements, net of issuance costs, and $130.6 million of proceeds from the exercise of common stock warrants, partially offset by $13.2 million in payments made towards offering costs.
Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations.
Leases
We have operating lease arrangements for office space, equipment and other corporate assets. As of December 31, 2021, we had lease payment obligations of $27.8 million, with $6.5 million payable within 12 months.
Secured Notes and Term Loan
Refer to “Liquidity and Capital Resources” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K for more information.
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
Quantitative and Qualitative Disclosures About Market Risk
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, as well as risks to the availability of funding sources. Please refer to Item 7A Quantitative and Qualitative Disclosure About Market Risk in this Form 10-K for a detailed discussion on the relevant risks.
Critical Accounting Estimates
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
•Business Combinations
•Goodwill
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

Business Combinations
The results of businesses acquired in business combinations are included in our consolidated financial statements from the date of the acquisition. We use the acquisition method of accounting and allocate the purchase price, including the fair value of any non-cash consideration, to the identifiable assets and liabilities of the relevant acquired business at their acquisition date fair values. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive loss.
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
When testing goodwill for impairment, we first perform a qualitative assessment. If we determine that it is not more likely than not that a reporting unit’s fair value is less than our carrying amount, then no further analysis is necessary. If we determine it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then we compare the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If, however, the fair value of the reporting unit is less than its carrying amount, then such balance would be recorded as an impairment loss. Any impairment loss is limited to the carrying amount of goodwill allocated to the reporting unit.

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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021, we had cash and cash equivalents of $241.3 million, which consisted of money market fund accounts and commercial papers for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of December 31, 2021, we had marketable securities of $501.7 million, which primarily consisted of U.S government, corporate debt securities, asset backed securities, commercial paper, and debt instruments issued by foreign governments. We limit the amount of credit exposure to any one issuer. Our investments carry a degree of interest rate risk. However, due to the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.
Foreign Currency Risk
There was no material foreign currency risk for the years ended December 31, 2021 and 2020.

ITEM 8. FINANCIAL STATEMENTS

The supplementary financial information required by this Item 8 is included in Item 7.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Skillz Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Skillz Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022 expressed an adverse opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Presentation of End-User Incentive Programs
Description of the Matter	As described in Note 1 to the financial statements, the Company primarily derives its revenues by providing monetization services. The Company determined that its customer in the provision of its monetization services is the game developer. The monetization services provided by the Company allow developers to offer multi-player competition to their end-users. As part of its monetization services, the Company offers promotions and incentives to end-users in various forms. Promotions and incentives that are accounted for as payments to a customer are presented as a reduction of revenue, while all other promotions and incentives are presented as sales and marketing expense. As a result, the Company’s determination of whether promotions and incentives are accounted for as payments to a customer impacts the amount of recognized revenue. The Company recognized a reduction of revenue of $74.1 million and sales and marketing expense of $176.1 million related to its end-user promotion and incentive programs for the year ended December 31, 2021.

Auditing the Company’s accounting for end-user promotion and incentive programs was challenging and complex due to the significant judgment involved in the Company’s determination of which promotions and incentives represent payments to a customer and which ones represent sales and marketing expense. The Company determines which promotions and incentives represent payments to a customer based on its evaluation of whether the game developers have a valid expectation that the promotions and incentives will be offered to end-users on the game developers’ behalf. The Company’s assessment of valid expectations is based on an evaluation of all information reasonably available to the game developers regarding the Company’s customary business practices, published policies and specific statements.
How We Addressed the Matter in Our Audit	We performed substantive audit procedures that included, among others, evaluating what information is reasonably available to game developers regarding the Company’s customary business practices, published policies and specific statements, and testing, on a sample basis, the appropriate presentation of promotions and incentives transactions as either a reduction of revenue or sales and marketing expense. Additionally, we performed data analytics to evaluate the reasonableness of end-user incentive amounts presented as a reduction of revenue and sales and marketing expense.

Acquisition of Aarki, Inc.
Description of the Matter	During 2021, the Company completed its acquisition of Aarki, Inc. (Aarki) for total consideration of $162.3 million, as disclosed in Note 3 to the financial statements. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Aarki was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets, which principally consisted of $60.4 million attributable to acquired developed technology and $26.2 million attributable to acquired customer relationships. The significant estimation uncertainty was primarily due to the judgment involved in determining the fair values of the acquired developed technology and customer relationships, as well as the sensitivity of management’s estimates to underlying key assumptions about the future performance of the acquired business. The Company used valuation methods, including a multi-period excess earnings approach to estimate the fair value of the developed technology and a "with and without" income approach to estimate the fair value of the customer relationships. These valuation methods required the use of certain key assumptions, including discount rates and certain assumptions that form the basis of the forecasted results (e.g., projected revenues, costs and expenses, market participant synergies, technology migration curves, and customer attrition rates). These key assumptions, taken together, have a significant effect on the estimated fair value of the acquired developed technology and customer relationship intangible assets, and could be impacted by future economic and market conditions.

How We Addressed the Matter in Our Audit	To test the estimated fair value of the intangible assets related to acquired developed technology and customer relationships, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methods, the key assumptions used by the Company's valuation specialist, and the completeness and accuracy of the underlying data supporting the significant assumptions. For example, we compared the key assumptions to the historical results of the acquired business and of other companies within the same industry. We involved our valuation specialists to assist with our evaluation of the methods used by the Company and the key assumptions included in the fair value estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2018.

Redwood City, California

March 1, 2022

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Skillz Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Skillz Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Skillz Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Aarki, Inc., which is included in the December 31, 2021 consolidated financial statements of the Company and constituted approximately 3% of total assets as of December 31, 2021 and approximately 3% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Aarki, Inc.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to the Company’s information technology general controls in the areas of access and program change over information technology systems that support the Company’s financial reporting processes, and controls across business processes, including where management review is involved, due to insufficient documentation of control activities and retention of evidence to demonstrate management’s review.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the financial statements, and this report does not affect our report dated March 1, 2022, which expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Redwood City, California

March 1, 2022

SKILLZ INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares and par value per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$241,332	$262,728
Marketable securities, current	319,055	—
Accounts receivable, net	13,497	—
Prepaid expenses and other current assets	16,704	10,491
Total current assets	590,588	273,219
Property and equipment, net	9,988	5,292
Operating lease right-of-use assets, net	14,511	—
Marketable securities, non-current	182,629	—
Non-marketable equity securities	55,649	—
Intangible assets, net	79,137	—
Goodwill	86,845	—
Other long-term assets	3,478	3,910
Total assets	$1,022,825	$282,421
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,753	$22,039
Accrued professional fees	250	5,699
Operating lease liabilities, current	2,110	—
Other current liabilities	64,719	19,618
Total current liabilities	86,832	47,356
Operating lease liabilities, non-current	13,567	—
Common stock warrant liabilities, non-current	6,293	178,232
Long-term debt, non-current	278,889	—
Other long-term liabilities	13,544	46
Total liabilities	399,125	225,634
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock $0.0001 par value; 10 million shares authorized — 0 issued and outstanding as of December 31, 2021 and 2020	—	—
Common stock $0.0001 par value; 625 million shares authorized; Class A common stock – 500 million shares authorized; 340 million and 292 million shares issued and outstanding as of December 31, 2021 and 2020, respectively; Class B common stock – 125 million shares authorized; 69 million and 78 million shares issued and outstanding as of December 31, 2021 and 2020, respectively	40	37
Additional paid-in capital	1,043,600	295,065
Accumulated other comprehensive income (loss)	(248)	—
Accumulated deficit	(419,692)	(238,315)
Total stockholders’ equity	623,700	56,787
Total liabilities and stockholders’ equity	$1,022,825	$282,421

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for number of shares and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue	$384,089	$230,115	$119,872
Costs and expenses:
Cost of revenue	24,711	12,281	5,713
Research and development	46,017	23,225	11,241
Sales and marketing	465,457	251,941	111,370
General and administrative	135,026	42,289	16,376
Total costs and expenses	671,211	329,736	144,700
Loss from operations	(287,122)	(99,621)	(24,828)
Interest expense, net	(1,222)	(1,325)	(2,497)
Change in fair value of common stock warrant liabilities	87,922	(23,049)	—
Other income (expense), net	49	(21,400)	3,720
Loss before income taxes	(200,373)	(145,395)	(23,605)
(Benefit) provision for income taxes	(18,996)	115	—
Net loss	$(181,377)	$(145,510)	$(23,605)
Net loss per share attributable to common stockholders:
Basic	$(0.47)	$(0.49)	$(0.09)
Diluted	$(0.69)	$(0.49)	$(0.09)
Weighted average shares outstanding:
Basic	384,625,249	294,549,146	261,228,108
Diluted	388,549,673	294,549,146	261,228,108

Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	(248)	—	—
Total other comprehensive loss:	(248)	—	—
Comprehensive loss:	$(181,625)	$(145,510)	$(23,605)

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except for number of shares)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total stockholders’ equity (deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	249,900,176	$25	$67,702	$—	$(66,651)	$1,076
Issuance of redeemable convertible Series D and Series D-1 preferred stock	—	—	23,718,385	3	39,757	—	—	39,760
Issuance of Old Skillz common stock upon exercise of stock options	—	—	3,485,844	—	197	—	—	197
Issuance of Old Skillz common stock upon early exercise of stock options with promissory note	—	—	8,970,518	1	(1)	—	—	—
Stock-based compensation	—	—	—	—	1,237	—	—	1,237
Net loss	—	—	—	—	—	—	(23,605)	(23,605)
Balance at December 31, 2019	—	—	286,074,923	29	108,892	—	(90,256)	18,665
Issuance of Old Skillz redeemable convertible Series E preferred stock	—	—	17,834,808	2	98,303	—	—	98,305
Issuance of Old Skillz common stock upon exercise of stock options	—	—	7,642,110	1	1,242	—	—	1,243
Conversion of Old Skillz preferred stock warrants	—	—	—	—	654	—	—	654
Issuance of Old Skillz common stock upon early exercise of stock options with promissory note	—	—	12,700,358	1	(1)	—	—	—
Surrender of common stock upon net settlement of promissory note	—	—	(1,037,535)	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(1,102,746)	—	(13,404)	—	—	(13,404)
Issuance of Old Skillz convertible Series A, Series A-1 and Series B preferred stock upon exercise of warrants	—	—	2,860,974	1	1	—	—	2
Issuance of Old Skillz common stock upon exercise of warrants	—	—	726,063	—	382	—	—	382
Repurchase of Old Skillz common stock	—	—	(468,270)	—	—	—	(1,339)	(1,339)
Repurchase of Old Skillz preferred stock	—	—	(13,739)	(1)	—	—	(1,210)	(1,211)
Net Business Combination and PIPE financing	—	—	44,580,578	4	75,239	—	—	75,243
Stock-based compensation	—	—	—	—	23,757	—	—	23,757
Net loss	—	—	—	—	—	—	(145,510)	(145,510)
Balance at December 31, 2020	—	—	369,797,524	37	295,065	—	(238,315)	56,787
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	5,968,161	—	3,883	—	—	3,883
Issuance of common stock upon exercise of warrants and other, net	—	—	11,586,519	—	215,311	—	—	215,311
Issuance of common stock for business combination	—	—	4,401,633	—	66,972	—	—	66,972
Net cash contributions from follow-on offering	—	—	17,000,000	3	402,038	—	—	402,041
Stock-based compensation	—	—	—	—	60,331	—	—	60,331
Other comprehensive loss	—	—	—	—	—	(248)	—	(248)
Net loss	—	—	—	—	—	—	(181,377)	(181,377)
Balance at December 31, 2021	—	$—	408,754	$40	$1,043,600	$(248)	$(419,692)	$623,700

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net loss	$(181,377)	$(145,510)	$(23,605)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,133	1,609	711
Stock-based compensation	60,331	23,757	1,237
Accretion of unamortized debt discount and amortization of debt issuance costs	149	558	2,139
Fair value adjustment of derivatives	—	21,463	(3,649)
Impairment charges	634	3,573	—
Deferred income taxes	(19,233)	—	—
Change in fair value of common stock warrant liabilities	(87,922)	23,049	—
Changes in operating assets and liabilities:
Accounts receivable, net	203	—	—
Prepaid expenses and other assets	(6,284)	(7,505)	(4,307)
Operating lease right-of-use assets	(14,511)	—	—
Accounts payable	6,261	10,729	(54)
Accrued professional fees	(3,739)	—	—
Loss contingency accrual	11,557	—	—
Operating lease liabilities	15,677	—	—
Other accruals and liabilities	26,967	12,045	5,591
Net cash used in operating activities	(180,154)	(56,232)	(21,937)
Investing Activities
Purchases of property and equipment, including internal-use software	(3,236)	(3,246)	(3,223)
Investment in non-marketable equity securities	(54,769)	—	—
Purchases of marketable securities	(504,032)	—	—
Proceeds from sales of marketable securities	2,100	—	—
Cash paid for business acquisition, net of cash acquired	(83,987)	—	—
Net cash used in investing activities	(643,924)	(3,246)	(3,223)
Financing Activities
Principal payments on finance leases obligations	(1,582)	—	—
Borrowings under debt agreements, net of issuance costs	280,897	—	9,563
Payments for debt issuance costs	(3)	(201)	—
Payments under debt agreements	—	(10,000)	(3,500)
Proceeds from issuance of common stock in follow-on offering, net of underwriting commissions, and offering costs	402,138	—	—
Net cash contributions from Business Combination and PIPE Financing	—	246,484	—
Payments made towards offering costs	(13,222)	(1,993)	—
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	76,617	24,908
Net proceeds from exercise of stock options and issuance of common stock	3,883	1,243	197
Proceeds from exercise of common stock warrants, net of redemptions	130,571	382	—
Taxes paid related to net share settlement of equity awards	—	(13,404)	—
Payments made to repurchase common stock	—	(1,339)	—
Payments for redemption of preferred stock	—	(1,211)	—
Net cash provided by financing activities	$802,682	$296,578	$31,168
Net change in cash, cash equivalents and restricted cash	(21,396)	237,100	6,008
Cash, cash equivalents and restricted cash – beginning of year	265,648	28,548	22,540
Cash, cash equivalents and restricted cash – end of year	$244,252	$265,648	$28,548

Supplemental cash flow data:
Cash paid during the period for:
Interest	$180	$815	$269
Noncash investing and financing activities:
Carrying value of long-term debt and accrued interest converted to redeemable convertible preferred stock	$—	$—	$14,852
Settlement of the Redeemable convertible Series E preferred stock forward contract liability	$—	$21,688	$—
Deferred offering costs and issuance costs in accounts payable and accrued liabilities	$2,004	$14,065	$—
Issuance of common stock for business combination	$67,051	$—	$—
Warrant liability reclassified to additional paid-in capital	$84,016	$—	$—
Payment of promissory notes through surrender of shares	$—	$18,673	$—

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Years Ended December 31, 2021, 2020, and 2019

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
The Company was originally incorporated in Delaware on March 2, 2020 as a special purpose acquisition company under the name Flying Eagle Acquisition Corp. (“FEAC”) for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving FEAC and one or more operating businesses. On December 16, 2020 (the “Closing”), the Company consummated the merger agreement (the “Merger Agreement”) dated September 1, 2020, by and among, FEAC, Merger Sub Inc., a Delaware corporation (“Merger Sub”), Skillz Inc., a Delaware corporation (“Old Skillz”) and Andrew Paradise (the “Founder”), solely in his capacity as the representative of the stockholders of Old Skillz.
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
The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization are those of Old Skillz. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 0.7471 (the "Exchange Ratio") established in the FEAC Business Combination.
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

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Revenue is recognized at the time the performance obligation is satisfied by transferring control of the promised service in an amount that reflects the consideration that the Company expects to receive in exchange for the Monetization Services. The Company recognizes revenue upon completion of a game, which is when its performance obligation to the game developer is satisfied. The Company does not have contract assets or contract liabilities as the payment of the transaction price is concurrent with the fulfillment of the services. At the time of game completion, the Company has the right to receive payment for the services rendered. The Company’s agreements with game developers can generally be terminated for convenience by either party upon thirty days prior written notice, and in certain of the Company’s larger developer agreements, the developer, if required by the Company, must continue to make its games available on the platform for a period of up to twelve months. As the Company is able to terminate the developer agreements at its convenience, the Company has concluded the contract term for revenue recognition does not extend beyond the contractual notification period. The Company did not have any transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) as of December 31, 2021, 2020 and 2019.
Games provided by two developer partners (A and B) accounted for approximately 42% and 39% of the Company’s revenue and approximately 59% and 28% of the Company’s revenue in the years ended December 31, 2021 and December 31, 2020, respectively. Games provided by two developer partners (A and C) accounted for approximately 83% and 7% of the Company’s revenue in the year ended December 31, 2019.
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
For the years ended December 31, 2021, 2020, and 2019, the Company recognized a reduction of revenue of $74.1 million, $51.3 million, and $27.7 million, respectively, related to these end-user incentives.
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

For the years ended December 31, 2021, 2020, and 2019, the Company recognized sales and marketing expense of $176.1 million, $91.5 million, and $45.2 million, respectively, related to these end-user incentives.

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

Total marketing promotions accounted for as sales and marketing expense recognized in the years ended December 31, 2021, 2020, and 2019 were $187.6 million, $99.8 million, and $50.7 million, respectively.
Cost of Revenue
Cost of revenue primarily comprises of third-party payment processing fees, direct software costs, amortization of internal use software, hosting expenses, allocation of shared facility and other costs, server costs, personnel expenses, and amortization of developed technology.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash, money market funds and commercial paper with maturities of three months or less when purchased.
Restricted cash maintained under an agreement that legally restricts the use of such funds is not included within cash and cash equivalents and is reported within other long-term assets and other current assets as of December 31, 2021. Restricted cash is comprised of $2.9 million which is pledged in the form of a letter of credit for the Company’s San Francisco office lease.
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statement of cash flows as of December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020
Cash and cash equivalents	$241,332	$262,728
Restricted cash included in other long-term assets of December 31, 2021 and 2020, respectively	2,920	2,920
Cash, cash equivalents and restricted cash	$244,252	$265,648

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted cash, and marketable securities. Although the Company deposits its cash with multiple well-established financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Marketable securities are primarily consisted of U.S government, corporate debt securities, asset backed securities, commercial paper, and debt instruments issued by foreign governments. The Company limits the amount of credit exposure to any one issuer. Management believes that the institutions are financially stable and, accordingly, minimal credit risk exists.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Accounts Receivable, Net
Accounts receivable, net, is comprised of trade accounts receivable recorded at the invoiced amounts for programmatic media campaigns, net of an allowance for credit losses. The allowance for credit losses is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when there are specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. At December 31, 2021, the Company’s allowance for credit losses on accounts receivable was not significant to the consolidated financial statements.
Fair Value Measurement
The Company applies fair value accounting for financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities, the Company considers the principal or most advantageous market in which it would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:
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
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated balance sheets. The fair value of debt was estimated using primarily level 2 inputs including quoted market prices or present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities.
Business Combinations
The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. The Company uses the acquisition method of accounting and allocates the purchase price, including the fair value of any non-cash consideration, to the identifiable assets and liabilities of the relevant acquired business at their acquisition date fair values. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable, its estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the consolidated statements of operations and comprehensive loss.
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
Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expense in the consolidated statements of operations and comprehensive loss.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level, which is the same or one level below the operating segment. The Company has one operating segment. The Company identifies its reporting unit by assessing whether there are components of its operating segment which constitute businesses for which discrete financial information is available and reviewed regularly by the segment manager. The Company tests goodwill for impairment at least annually during the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, loss of key customers, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations.
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

Investments
The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair values of these investments approximate their carrying values. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as non-current marketable securities.
Marketable securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
income (loss). Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, the Company employs a systematic methodology that considers available quantitative and qualitative evidence. In addition, the Company considers specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other income (expense), net and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.
The Company has elected to measure its existing investments in non-marketable equity securities at cost, less impairments, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer (“measurement alternative”). This election is reassessed each reporting period to determine whether non-marketable equity securities have a readily determinable fair value, in which case they would no longer be eligible for this election and would be measured at fair value. The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. Impairment indicators might include, but would not necessarily be limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, a significant adverse change in the regulatory, economic, or technological environment of the investee, a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar securities for an amount less than the carrying amount of the investments in those securities. If an impairment exists, a loss is recognized in the consolidated statements of operations and comprehensive loss for the amount by which the carrying value exceeds the fair value of the investment. Gains and losses resulting from the remeasurement of non-marketable equity securities, including impairment, are recorded through other income (expense), net in the consolidated statement of operations and comprehensive loss. The Company separately presents investments in non-marketable equity securities within long-term assets on the consolidated balance sheets.
Advertising and Promotional Expense
Advertising and promotional expenses are included in sales and marketing expenses within the statements of operations and comprehensive loss and are expensed when incurred. For the years ended December 31, 2021, 2020, and 2019, advertising expenses, not including marketing promotions related to the Company’s end-user incentive programs, were $242.2 million, $136.8 million, and $53.5 million, respectively.
Public and Private Common Stock Warrant Liabilities
As part of FEAC’s initial public offering, FEAC issued to third party investors 69.0 million units, consisting of one share of Class A common stock of FEAC and one-fourth of one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of FEAC’s initial public offering, FEAC completed the private sale of 10,033,333 warrants to FEAC’s sponsor at a purchase price of $1.50 per warrant (the “Private Warrants”). In connection with the FEAC Business Combination, FEAC’s sponsor agreed to forfeit 5,016,666 Private Warrants. Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share. Subsequent to the FEAC Business Combination, 17,249,977 Public Warrants and 5,016,666 Private Warrants remained outstanding as of December 31, 2020. Zero Public warrants and 4,535,728 Private Warrants remained outstanding as of December 31, 2021.
The Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants are not transferable, assignable or salable, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
The Company evaluated the Public and Private Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Public and Private Common Stock Warrants may be settled in cash upon

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A stockholders. As there are two classes of common stock, not all of the stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public Warrants and Private Warrants do not meet the conditions to be classified in equity. Since the Public and Private Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date. Because the Public Warrants were publicly traded and thus had an observable market price in an active market, they were valued based on their trading price as of each reporting date.
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

Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including its long-term debt, preferred stock and stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives and freestanding derivative financial instruments that are classified as assets or liabilities are recognized at fair value with changes in fair value recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards based on estimated grant-date fair values recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to awards with performance conditions is recognized over the requisite service period when the performance conditions are probable of being achieved. The compensation expense related to awards with market conditions is recognized on an accelerated attribution basis over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved, and is not reversed if the market condition is not satisfied. See Note 13 for more information. The Company accounts for forfeitures as they occur. Stock-based awards granted to employees are primarily stock options and restricted stock units.
The fair value of stock options that vest solely based on a service condition is determined by the BSM pricing model on the date of grant. This valuation model for stock-based compensation expense requires the Company to make assumptions and judgments about the variables used in the BSM model, including the deemed fair value of common stock, expected term, expected volatility, risk-free interest rate, and dividend yield. These judgments are made as follows:
•Fair value of common stock —Subsequent to the FEAC Business Combination, the fair value of the Company’s common stock is based on the closing market price on the date of grant. Prior to the FEAC Business Combination, the absence of an active market for the Company’s common stock required the Company to estimate the fair value of common stock for purposes of granting stock options and for determining stock-based compensation expense for the periods presented.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The Company considered numerous factors in assessing the fair value of common stock prior to the FEAC Business Combination, including:
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
•Expected volatility — Given the limited market trading history prior to the FEAC Business Combination and no public market for the Company’s shares prior to the FEAC Business Combination, the expected volatility rate is based on an average historical stock price volatility of comparable publicly-traded companies in the industry group.
•Risk-free interest rate — The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the option.
•Expected dividend yield — The Company has not paid and does not expect to pay dividends. Consequently, the Company uses an expected dividend yield of zero.
For awards with market conditions, the Company determines the grant date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, expected capital raise percentage and market capitalization milestones. Given the limited market trading history subsequent to the FEAC Business Combination and no public market for the Company’s shares prior to the FEAC Business Combination, the Company estimates the volatility of common stock on the date of grant based on the weighted average historical stock price volatility of comparable publicly-traded companies in its industry group. The Company estimates the expected term based on various exercise scenarios, as these awards are not considered “plain vanilla.” The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimates the expected date of a qualifying event, the expected capital raise percentage and the expected achievement date of market capitalization milestones based on management’s expectations at the time of measurement of the award’s value.

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
The Company records a valuation allowance to reduce deferred tax assets to the net amount that the Company believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considered historical levels of income, expectations of future taxable income and ongoing tax planning strategies. Because of the uncertainty of the realization of the deferred tax assets, the Company recorded a full valuation allowance against its net deferred tax assets. Realization of deferred tax assets is dependent primarily upon future U.S. taxable income.
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
Leases
The Company has adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02) retroactively as of January 1, 2021, using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2021 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with our historical accounting under Topic 840.
The Company elected the package of practical expedients permitted under the transition guidance, which allowed it to carry forward our historical lease classification, our assessment on whether a contract was or contains a lease, and our assessment of initial direct costs for any leases that existed prior to January 1, 2021. The Company also elected to combine its lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term. Additionally, the Company applies a portfolio approach to effectively account for the operating and finance lease right-of-use (ROU) assets and lease liabilities.
As of the adoption date, the Company recognized total ROU assets of $13.7 million, with corresponding lease liabilities of $14.6 million on the consolidated balance sheets. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact our beginning accumulated deficit, or our prior year consolidated statements of operations and comprehensive loss and statements of cash flows.

Under Topic 842, the Company determines if an arrangement is a lease at inception. ROU assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company’s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The determination of an appropriate incremental borrowing rate requires judgment. The Company determines its incremental borrowing rate based on publicly available data for instruments with similar characteristics, including recently issued debt, as well as other factors. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received.
The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options. When determining the probability of exercising such options, the Company considers contract-based, asset-based, entity-based, and market-based factors. The Company’s lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations and comprehensive loss. The Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.
ROU assets related to the Company’s operating leases are included in operating lease ROU assets, while the corresponding lease liabilities are included in current and non-current operating lease liabilities on our consolidated balance sheets. ROU assets related to the Company’s finance leases are included in property and equipment, while the corresponding lease liabilities are included in other current liabilities and other non-current long-term liabilities on the Company’s consolidated balance sheets.

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
Net loss per share calculations for all periods prior to the FEAC Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the FEAC Business Combination to effect the reverse recapitalization. Subsequent to the FEAC Business Combination, net loss per share was calculated based on the weighted average number of common stock then outstanding.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. During the year ended December 31, 2021, the Company continued to operate as a single operating and reportable segment as the CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocation of resources, and evaluating financial performance.
Recently Issued Accounting Pronouncements Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and subsequent amendment to the initial guidance: ASU 2021-01, Reference Rate Reform (Topic 848): Scope (collectively, “Topic 848”). The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance generally can be applied from March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted this standard as of January 1, 2021, with no material impact on the Company’s consolidated financial statements.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The implementation costs incurred in a hosting arrangement that is a service contract should be presented as a prepaid asset in the balance sheet and expensed over the term of the hosting arrangement to the same line item in the statement of operations and comprehensive loss as the costs related to the hosting fees. The Company adopted this standard as of January 1, 2021, with no material impact on the Company’s consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13 (Topic 326), Financial Instruments — Credit Losses. ASU 2016-13 changes how to recognize expected credit losses on financial assets. The standard requires more timely recognition of credit losses on loans and other financial assets and also provides additional transparency about credit risk. The previous credit loss standard generally required that a loss actually be incurred before it is recognized, while the new standard requires recognition of full lifetime expected losses upon initial recognition of the financial instrument. The Company adopted this standard as of January 1, 2021, with no material impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02 (Topic 842), Leases, and issued subsequent amendments to the initial guidance or implementation guidance including ASU 2017-13, 2018-01, 2018-10, 2018-11, 2018-20 and 2019-01 (collectively, including ASU 2016-02, “ASC 842”), which supersedes the guidance in topic ASC 840, Leases. The new standard requires lessees to classify leases as either finance or operating based on whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether related expenses are recognized based on the effective interest method or on a straight-line basis over the term of the lease. For any leases with a term of greater than 12 months, ASU 2016-02 requires lessees to recognize a lease liability for the obligation to make the lease payments arising from a lease, and a right-of-use asset for the right to use the underlying asset for the lease term. An election can be made to account for leases with a term of 12 months or less similar to existing guidance for operating leases under ASC 840. The new standard also requires new disclosures, including qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. Prior to December 31, 2020, the Company qualified as an emerging growth company (“EGC”) as defined by the SEC. However, this ASU instead became effective for the Company in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021, with an effective date of January 1, 2021, as it no longer qualifies as an emerging growth company as of December 31, 2021. The Company adopted this standard as of January 1, 2021 using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application and not restating comparative periods. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company’s accounting for finance leases remained substantially unchanged. For information regarding the impact of ASC 842 adoption, see Significant Accounting Policies- Leases above and Note 8 - Leases.

3. Business Combinations

Reverse Recapitalization with Flying Eagle Acquisition Corp.
As discussed in Note 1, on December 16, 2020, the Company consummated the Merger Agreement dated September 1, 2020, with Old Skillz surviving the merger as a wholly owned subsidiary of the Company.
Shares of Old Skillz common stock issued and outstanding were canceled and converted into the right to receive 0.7471 shares of common stock. Unless otherwise stated, the Exchange Ratio was applied to the number of shares and share prices of Old Skillz throughout these consolidated financial statements.
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
The following table reconciles the elements of the FEAC Business Combination to the consolidated statement of cash flows and the consolidated statement of stockholders’ equity (deficit) for the year ended December 31, 2020:

Recapitalization
Cash - FEAC trust and cash, net of redemptions	$689,979
Cash - Private Placement Financing	158,531
Non-cash net assets assumed from FEAC	—
Less: cash consideration paid to Old Skillz stockholders	(566,204)
Less: transaction costs and advisory fees incurred by FEAC	(35,822)
Net cash contributions from FEAC Business Combination and PIPE Financing	246,484
Less: non-cash fair value of Public and Private Common Stock Warrants(1)	(155,183)
Less: non-cash net assets assumed from FEAC	—
Less: accrued transaction costs and advisor fees incurred by Skillz	(16,058)
Net FEAC Business Combination and PIPE financing	$75,243
(1) Net of $1.0 million of transaction costs and advisor fees incurred by Skillz attributable to the Public and Private Common Stock Warrants.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The number of shares of common stock issued immediately following the consummation of the Business Combination (share numbers are not in thousands):

Recapitalization
Common stock, outstanding prior to FEAC Business Combination	69,000,000
Less: redemption of FEAC shares	(2,140)
Common stock of FEAC	68,997,860
FEAC sponsor shares	6,350,200
Earnout shares	10,000,000
Shares issued in Private Placement Financing	15,853,052
FEAC Business Combination and Private Placement Financing shares - Class A common stock	101,201,112
Old Skillz shares converted to New Skillz Class A common stock(1)	191,932,861
Old Skillz shares converted to New Skillz Class B common stock(2)	76,663,551
Total shares of common stock immediately after FEAC Business Combination	369,797,524

(1)The number of Old Skillz shares converted to Class A common stock was determined from 332,690,933 shares of Old Skillz Class B common stock outstanding immediately prior to the closing of the FEAC Business Combination, including shares of redeemable convertible preferred stock, converted at the Exchange Ratio, less 56,620,419 shares of New Skillz stock which were repurchased from Old Skillz stockholders as part of the FEAC Business Combination. All fractional shares were rounded down.
(2)The number of Old Skillz shares converted to Class B common stock was determined from the 102,614,847 shares of Old Skillz Class A common stock outstanding immediately prior to the closing of the FEAC Business Combination, including shares of convertible preferred stock, converted at the Exchange Ratio. All fractional shares were rounded down.

Acquisition of Aarki, Inc.
On July 16, 2021, the Company completed the acquisition of Aarki, Inc. (“Aarki”) and acquired 100% of the outstanding equity and voting interest of Aarki under the terms of the Agreement and Plan of Merger. The Company transferred $162.3 million in consideration comprised of $95.3 million in cash and the remaining $67.1 million comprised of 4.4 million of Skillz Class A common stock to the existing Aarki stockholders. The addition of Aarki’s technology-driven marketing platform is expected to result in significant efficiencies in user-acquisition costs, which can be reinvested to acquire more users to accelerate growth and provide a broader product offering, including media buying capabilities to better serve game developers. The financial results of Aarki have been included in the Company’s consolidated financial statements since the date of the acquisition.
The Company has included the financial results of Aarki in the consolidated financial statements from the date of acquisition. During the year ended December 31, 2021, Aarki contributed revenue of $11.9 million and a net loss of $5.6 million.
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

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The following is an allocation of the purchase price as of July 16, 2021, the acquisition closing date, based on an estimate of the fair value of the assets acquired and liabilities assumed by the Company in the acquisition:

Description	Amount
Cash and cash equivalents	$11,309
Accounts receivable, net	13,700
Prepaid expenses and other current assets	356
Property, plant and equipment, net	5,075
Intangible assets, net	86,800
Other long-term assets	91
Accounts payable	(445)
Accrued professional fees	(3,145)
Other current liabilities	(16,471)
Deferred tax liabilities	(20,075)
Other long-term liabilities	(1,693)
Identifiable net assets acquired	75,502
Goodwill	86,845
Total purchase price	$162,347

Subsequent to the closing of the acquisition of Aarki, there was a measurement period adjustment to reduce the deferred tax liabilities by $0.4 million.

The following is a summary of identifiable intangible assets acquired and their expected lives:

Type	Weighted-average useful life (in years)	Fair Value
Developed technology	8	$60,400
Customer relationships	3	26,200
Trademark and trade name	0.3	200
Total identifiable intangible assets acquired		$86,800

Assumptions in the Allocation of Purchase Price
The Company prepared the purchase price allocation for Aarki and engaged a third party valuation expert to calculate the fair value of identifiable intangible assets. Estimates of fair value require management to make significant estimates and assumptions. The goodwill recognized is attributable primarily to the acquired workforce, expected cost-saving synergies and other benefits that the Company believes will result from use of the Aarki technology-driven marketing platform with the operations of Skillz. The goodwill recorded in connection with the Aarki acquisition is not expected to be deductible for tax purposes.
Certain liabilities included in the purchase price allocation are based on management’s best estimates of the amounts to be paid or settled and based on information available at the time the purchase price allocations were prepared. Updates to the valuations of certain assets acquired and liabilities assumed and including our evaluation of certain tax positions may result in changes to the recorded amounts of assets and liabilities, with corresponding adjustments to goodwill amounts in subsequent periods. The Company expects to complete the purchase price allocations within 12 months of the acquisition date.

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
Transaction Costs
The Company incurred transaction costs of approximately $8.0 million for the year ended December 31, 2021 in connection with the business combination for legal, accounting and other professional services fees. These costs are included in the general and administrative expenses on the consolidated statement of operations and comprehensive loss. Direct and incremental transaction costs related to equity offerings that would not otherwise have been incurred are treated as a reduction of the cash proceeds and are deducted from the Company’s additional paid-in capital. Accordingly, $0.1 million was incurred related to equity issuance costs for the year ended December 31, 2021 in connection with the issuance of Skillz Class A shares to the Aarki stockholders.

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
The table below presents the pro forma revenue and net loss of the Company for the year ended December 31, 2021 and 2020. These pro forma results were based on estimates and assumptions, which the Company believes are reasonable. The pro forma results include adjustments primarily related to purchase accounting adjustments, acquisition costs and other non-recurring charges incurred which are included in the earliest period presented. The table below presents the unaudited pro forma revenue and net loss for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
Revenue	$398,923	$258,654
Net loss	$(193,755)	$(149,107)

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
4. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Credit card processing reserve	$9,527	$5,854
Prepaid expenses	5,681	3,772
Other current assets	1,496	865
Prepaid expenses and other current assets	$16,704	$10,491
The Company recorded an impairment charge of $3.4 million related to prepaid expenses and other current assets for the year ended December 31, 2020, in connection with a lease agreement for corporate facilities. There was no impairment charge for the year ended December 31, 2021.
Property and Equipment, Net
Property and equipment consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Capitalized internal-use software	$6,569	$6,167
Computer equipment and servers	2,267	631
Furniture and fixtures	400	184
Leasehold improvements	114	114
Construction in progress	2,544	1,037
Finance lease right-of-use assets	5,226	—
Total property and equipment	17,120	8,133
Accumulated depreciation and amortization	(7,132)	(2,841)
Property and equipment, net	$9,988	$5,292
Depreciation and amortization expense related to property and equipment was $3.5 million, $1.6 million, and $0.7 million in 2021, 2020, and 2019, respectively.
Intangible Assets, Net

The components of intangible assets consisted of the following as of December 31, 2021:

	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	7.58	$60,400	$(3,460)	$56,940
Customer relationships	2.58	26,200	(4,003)	22,197
Trademark and trade name	—	200	(200)	—
Intangible assets, net		$86,800	$(7,663)	$79,137

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The following table sets forth the activity related to finite-lived intangible assets:

Year Ended December 31,
2021
Beginning balance at December 31, 2020	$—
Additions	86,800
Amortization	(7,663)
Ending balance at December 31, 2021	$79,137

The following table summarizes amortization expense associated with finite-lived intangible assets recognized in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021 as follows:

Year Ended December 31,
2021
Cost of revenue	$3,460
Sales and marketing	4,003
General and administrative	200
Total amortization expense	$7,663

The following table outlines the estimated future amortization expense related to finite intangible assets as of December 31, 2021:

Amount
2022	$16,283
2023	16,283
2024	12,281
2025	7,550
2026	7,550
Thereafter	19,190
Total	$79,137

Goodwill

The following table presents details of the Company’s goodwill for the year ended December 31, 2021:

Goodwill
Balance as of December 31, 2020	$—
Goodwill acquired	87,230
Goodwill measurement period adjustment (Note 3)	(385)
Balance as of December 31, 2021	$86,845

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

Other Current Liabilities
Other current liabilities consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Accrued sales and marketing expenses	$28,895	$7,204
Accrued compensation	12,108	3,825
Accrued publisher fees	3,912	—
End-user liability, net	4,118	2,789
Accrued developer revenue share	1,655	907
Finance lease obligations, current	2,447	—
Other accrued expenses	11,584	4,893
Other current liabilities	$64,719	$19,618
5. Fair Value Measurements
As of December 31, 2021 and 2020, the recorded values of cash and cash equivalents, restricted cash and accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.
Cash and cash equivalents held by the Company as of December 31, 2021 and 2020 were $241.3 million and $262.7 million, respectively, and were comprised of cash on hand, money market funds, and highly liquid investments with original contractual maturity dates of three months or less. Cash and money market funds are classified within Level 1 of the fair value hierarchy. Highly liquid investments such as commercial papers and corporate bonds are classified within Level 2 of the fair value hierarchy.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-Sale Investments
Asset backed securities	$—	$111,552	$—	$111,552
Certificates of deposits	—	6,002	—	6,002
Corporate notes and bonds	—	206,989	—	206,989
Commercial paper	—	109,391	—	109,391
Foreign government securities	—	8,181	—	8,181
US Government Securities	86,787	—	—	86,787
Total assets	$86,787	$442,114	$—	$528,902
Liabilities:
Common Stock Warrants
Public Common Stock Warrants	$—	$—	$—	$—
Private Common Stock Warrants	—	—	6,293	6,293
Total liabilities	$—	$—	$6,293	$6,293

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	Fair Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Liabilities:
Common Stock Warrants
Public Common Stock Warrants	$124,545	$—	$—	$124,545
Private Common Stock Warrants	—	—	53,687	53,687
Total liabilities	$124,545	$—	$53,687	$178,232
Available-for-Sale Investments

Available-for-sale investments were classified within Level 1 or Level 2 because the Company’s use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The market values of Level 2 investments are determined based on observable inputs for the securities other than quoted prices, such as interest rates, yield curves, and credit spreads, or quoted prices for identical or similar securities in markets that are not considered active. There were no transfers between levels during the periods presented.

Public and Private Common Stock Warrants

The Public Warrants were classified within Level 1 as they are publicly traded and had an observable market price in an active market, and were fully redeemed as of December 31, 2021. The Private Warrants were classified within Level 3 as they were valued based on a BSM pricing model, which involved the use of certain unobservable inputs, such as expected volatility estimated based on the average historical stock price volatility of comparable companies. As of December 31, 2021 and 2020, the fair value of the Private Warrants liability was $6.2 million and $53.7 million, respectively.

The following is a rollforward of balances for Private Warrants:

Private Warrants
Balance at December 31, 2020	$53,687
Private warrant shares exercised	(3,706)
Fair market value adjustment	(43,688)
Balance as of December 31, 2021	$6,293
Forward Contract Liability
The Company had no outstanding forward contract liability as it was settled during the year ended December 31, 2020.
Prior to the FEAC Business Combination, the Company measured the Redeemable Convertible Series E preferred stock forward contract liability at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the Redeemable Convertible Series E preferred stock forward contract liability uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assessed these assumptions and estimates on an on-going basis in 2020 until settlement of the contract as additional data impacting the assumptions and estimates was obtained. Changes in the fair value of the redeemable convertible Series E preferred stock forward contract liability related to updated assumptions and estimates are recognized within Other income (expense), net in the consolidated statements of operations and comprehensive loss.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The table below reflects the fair value measurement of the Company’s Level 3 inputs as of September 10, 2020, the date on which the Redeemable Convertible Series E preferred forward contract liability was settled, prior to giving effect to the FEAC Business Combination:

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
Earnout Shares
Pursuant to the Merger Agreement, FEAC delivered 10,000,000 of its shares of FEAC Class B common stock into escrow that are subject to forfeiture if certain earnout conditions described more fully in the Merger Agreement are not satisfied. If the earnout conditions are fully satisfied, 5,000,000 of such shares will be released to the Sponsor in the form of shares of Class A common stock of New Skillz, and the other 5,000,000 shares will be released to the Old Skillz stockholders, who will receive shares of New Skillz common stock as a result of the FEAC Business Combination in the form of shares of Class A common stock of New Skillz (other than the Founder and a trust for the benefit of his family members, who will receive shares of Class B common stock of New Skillz), in each case as further described in the Merger Agreement. The fair value of the Earnout Shares of $172.3 million was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The Earnout Shares were included in the net consideration from the FEAC Business Combination and recorded in Additional paid-in capital with a corresponding offset to Additional paid-in capital. In January 2021, the conditions for the release of the Earnout Shares were satisfied. The Sponsor released 10,000,000 of its shares of FEAC Class B common stock from escrow as certain earnout conditions were satisfied. 5,000,000 of such shares were released to the Sponsor in the form of shares of the Company’s Class A common stock and the other 5,000,000 shares were released to the Old Skillz stockholders, who received shares of the Company’s common stock as a result of the FEAC Business Combination in the form of shares of Class A common stock of the Company (other than the Founder and a trust for the benefit of his family members, who received shares of Class B common stock of the Company).

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
6. Investments
Investment Components
The components of investments were as follows:

	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
December 31, 2021
Changes in Fair Value Recorded in Other Comprehensive Loss
Asset backed securities	$111,619	$1	$(68)	$111,552	$—	$5,372	$106,180
Certificates of deposits	6,002	—	—	6,002	—	6,002	—
Corporate notes and bonds	207,169	21	(201)	206,990	3,026	132,688	71,276
Commercial paper	109,391	—	—	109,391	24,193	85,198	—
Money market funds	51,768	—	—	51,768	51,768	—
Foreign government securities	8,186	—	(5)	8,181	—	3,008	5,173
US government securities	86,783	4	—	86,787	—	86,787	—
Total investments	$580,918	$26	$(274)	$580,671	$78,987	$319,055	$182,629

The Company did not have marketable securities during the year ended December 31, 2020.
Non-marketable equity securities are investments in privately held companies without readily determinable fair values. The carrying value of the Company’s investments without readily determinable fair values was $55.6 million as of December 31, 2021 and is classified within “Investments in non-marketable equity securities” in our consolidated balance sheets. The Company did not have any investments without readily determinable fair values as of December 31, 2020. The Company did not record any adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative, and did not recognize any gains or losses related to the sale of non-marketable equity securities in the year ended December 31, 2021.
Unrealized Losses on Marketable Securities
The Company did not have any marketable securities with unrealized losses for more than 12 months. Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates.
Marketable Securities Maturities

	Adjusted	Estimated
	Cost Basis	Fair Value
December 31, 2021
Due in one year or less	$319,137	$319,053
Due after one year through five years	182,793	182,631
Due after five years through 10 years	—	—
Total	$501,930	$501,684

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
7. Long-Term Debt
Components of long-term debt were as follows as of December 31, 2021:

December 31,
2021
2021 Senior Secured Notes	$300,000
Unamortized discount and issuance costs	(21,111)
Net carrying amount	$278,889
Current portion of long-term debt	$—
Non-current portion of Long-term debt	$278,889
There was no long-term debt outstanding as of December 31, 2020.

2021 Senior Secured Notes

In December 2021, the Company entered into a $300 million 10.25% secured notes in a private placement to certain institutional buyers. The interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The effective interest rate on the notes is 12.14%. The notes will mature on December 15, 2026 unless repurchased or redeemed earlier. The secured notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with our affiliates, as well as certain other financial covenants. The Company was in compliance with all covenants as of December 31, 2021.
In accounting for the senior secured notes, discount and issuance costs of $21.1 million were deducted from the carrying value in the consolidated balance sheet. Issuance costs will be recognized as interest expense over the five-year term of the senior secured notes. The senior secured notes are classified as Level 2 financial instruments, and its fair value is presented for disclosure purposes only. As the senior secured notes were issued close to year end on December 20, 2021, the Company determined the fair value of the notes approximates the principal amounts as of December 31, 2021.
Interest is paid semi-annually. No cash has been paid for interest for the year of 2021.
The following table outlines maturities of our long-term debt, including the current portion, as of December 31, 2021:

Amount
2022	$—
2023	—
2024	—
2025	—
2026	300,000
Total	$300,000

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
coo8. Leases
The Company is a party to various non-cancelable operating lease agreements for certain of its offices. The Company is a party to various non-cancelable finance lease agreements for certain network equipment. The leases have original lease periods expiring between 2022 to 2030. Some leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs, lease term and discount rate for the year ended December 31, 2021 are as follows:

Year Ended December 31,
2021
Finance leases
Amortization of assets under finance leases	$1,144
Interest	237
Total finance lease costs	$1,381
Operating lease cost	$3,309
Variable lease cost	$241
Short-term lease rent expense	$388

Weighted-average remaining lease term
Operating leases	7.4 years
Finance leases	1.9 years

Weighted-average discount rate
Operating leases	11.3%
Finance leases	10.4%
Operating lease expense was $6.5 million and $1.9 million for the years ended December 31, 2020 and 2019, respectively, under ASC 840.
The following table outlines future minimum lease payments under the Company’s non-cancellable leases as of December 31, 2021:

	Operating Leases	Finance Leases
2022	$3,788	$2,703
2023	3,070	1,138
2024	2,691	64
2025	2,513	—
2026	2,588	—
Thereafter	9,204	—
Total undiscounted cash flows	23,854	3,905
Less: Imputed interest	(8,177)	(313)
Present value of lease liabilities	$15,677	$3,592

Lease liabilities, current	2,110	2,447
Lease liabilities, non-current	13,567	1,145
Present value of lease liabilities	$15,677	$3,592

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
As of December 31, 2021, the Company does not have additional operating and finance leases not yet commenced.

Supplemental cash flow information related to leases for the year ended December 31, 2021 are as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$3,027
Payments for finance leases included in cash from operating activities	$237
Payments for finance leases included in cash from financing activities	$1,582
Assets obtained in exchange for lease obligations:
Operating leases	$16,075
Finance leases	$5,266

9. Commitments and Contingencies
Legal Matters

The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course and conduct of our business and has certain unresolved claims pending, the outcomes of which are not determinable at this time. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of December 31, 2021. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, except as set forth herein, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss.

On May 15, 2019, a former employee of the Company filed a suit against the Company in the San Francisco Superior Court in California for claims including breach of contract, retaliation and wrongful termination. The case was tried in September 2021 and the jury ruled in favor of the former employee and rendered a verdict against the Company for $11.6 million in compensatory damages. Accordingly, the Company has recorded a loss contingency accrual and corresponding general and administrative expense for this amount. The Company believes that the jury verdict is the result of significant trial error and seeks to overturn the verdict in post-trial motions before the court and, if necessary, appeal the matter.
10. Retirement Plans
401(k) Plan
The Company adopted a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the IRC. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. Contributions for eligible employees for the years ended December 31, 2021 and December 31, 2020 were $0.3 million and $0.1 million, respectively. No contributions for eligible employees were made for the year ended December 31, 2019.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
11. Common Stock Warrants
As of December 31, 2021, the Company had zero Public Warrants and 4,535,728 Private Warrants outstanding. As of December 31, 2020, the Company had 17,249,977 Public Warrants and 5,016,666 Private Warrants outstanding. During the year ended December 31, 2021, 11,361,683 and 480,938 of Public Warrants and Private Warrants, respectively, were exercised for total proceeds of $130,658 and zero, respectively.
As part of FEAC’s initial public offering, 17,250,000 Public Warrants were sold. The Public Warrants entitled the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants were only exercisable for a whole number of shares of Class A common stock. No fractional shares were issued upon exercise of the warrants. The Public Warrants had an expiration date of 5:00 p.m. New York City time on December 16, 2025, or earlier upon redemption or liquidation. The Public Warrants were listed on the NYSE under the symbol “SKLZ.WS.”
The Company was permitted to call the Public Warrants for redemption starting anytime, in whole and not in part, at a price of $0.01 per warrant, so long as the Company provides not less than 30 days’ prior written notice of redemption to each warrant holder, and if, and only if, the reported last sale price of Class A common stock equaled or exceeded $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date the Company sent the notice of redemption to the warrant holders, provided there was an effective registration statement covering the shares of Class A common stock issuable upon exercise of the warrants at such time.
On July 16, 2021, the Company announced the redemption of all Public Warrants that remained outstanding on August 16, 2021. On August 16, 2021, 5,888,294 Public Warrants remained unexercised at 5pm New York City time, and such warrants expired and were no longer exercisable, and the holders of those Public Warrants were entitled to receive only the redemption price of $0.01 per warrant.
Simultaneously with FEAC’s initial public offering, FEAC consummated a private placement of 10,033,333 Private Placement Warrants with FEAC’s sponsor. In connection with the FEAC Business Combination, FEAC’s sponsor agreed to forfeit 5,016,666 private placement warrants. Each outstanding Private Placement Warrant is exercisable for one share of Class A common stock at a price of $11.50 per share, subject to adjustment.
The Private Warrants are identical to the Public Warrants, except that the Private Warrants and the shares of Class A common stock issuable upon exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of the FEAC business combination, subject to certain limited exceptions. Additionally, the Private Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Warrants are held by someone other than their initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

12. Stockholders’ Equity
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

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
As of December 31, 2021 and December 31, 2020, the Company has authorized a total of 635 million shares, consisting of 500 million shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), 125 million shares of Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), and 10 million shares of Preferred Stock, par value $0.0001 per share (“preferred stock”).
In March 2021, the Company completed an underwritten public offering of its Class A common stock and issued 17,000,000 shares of Class A common stock, for an aggregate purchase price of $408.0 million, before issuance costs of $5.9 million. In connection with the public offering, certain stockholders of the Company sold an aggregate of 19.8 million shares, including the full exercise of the underwriters’ option to purchase an additional 4.8 million additional shares. The purchase price per share, net of the underwriter discount, was $23.34. The Company incurred transaction costs of $6.8 million in connection with this sale of shares by certain stockholders, which was recorded as a General and administrative expense.
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
In April and May 2020, Old Skillz received $65.0 million in cash proceeds from the issuance of redeemable convertible Series E preferred stock to private investors at a price per share of $43.11. The Series E Stock Purchase Agreement required the Old Skillz to issue and sell, and the Series E investors to purchase, additional shares of redeemable convertible Series E preferred stock subsequent to the initial closing (the “redeemable convertible Series E preferred stock forward contract liability”). The Company concluded that the redeemable convertible Series E preferred stock forward contract liability met the definition of a freestanding financial instrument, as it was legally detachable and separately exercisable from the initial closing of the redeemable convertible Series E preferred stock. The forward contract liability had an immaterial value at the issue date.
In September 2020, Old Skillz received $11.7 million in cash proceeds as settlement for the outstanding redeemable convertible Series E preferred stock forward contract liability and issuance of the underlying redeemable convertible Series E preferred stock to a private investor at a price per share of $43.11. During the year ended December 31, 2020, the Company recognized a non-cash charge of $21.7 million related to changes in the fair value of the redeemable convertible Series E preferred stock forward contract liability, which was included in Other income (expense), net in the consolidated statements of operations.
Immediately prior to the completion of the FEAC Business Combination on December 16, 2020, all outstanding shares of the Company’s redeemable convertible preferred stock converted into shares of common stock.
13. Stock Based Compensation
The following table summarizes stock-based compensation expense recognized for the years ended December 31, 2021, 2020 and 2019, as follows:

	2021	2020	2019
Research and development	$7,416	$6,110	$181
Sales and marketing	8,770	4,505	111
General and administrative	44,145	13,142	945
Total stock-based compensation expense	$60,331	$23,757	$1,237

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Equity Incentive Plans
2012, 2015, and 2017 Equity Incentive Plans
Prior to the FEAC Business Combination, the Company maintained a stock based compensation plan. Old Skillz’s 2012, 2015, and 2017 Equity Incentive Plans (the “Legacy Equity Incentive Plans”) provided for the grant of stock-based awards to purchase or directly issue shares of common stock to employees, directors and consultants. Options were granted at a price per share equal to the fair market value of the underlying common stock at the date of grant. Options granted to newly hired employees typically vest 25% on the first anniversary date of hire and ratably each quarter over the ensuing 36 month period. The maximum term for stock options granted under the Legacy Equity Incentive Plans may not exceed ten years from date of grant.
Each Old Skillz option from the Legacy Equity Incentive Plans that was outstanding immediately prior to the FEAC Business Combination, whether vested or unvested, was converted into an option to acquire a number of shares of Class A Common Stock (other than in the case of the Founder, who received options exercisable for Class B common stock of the Company) (each such option, an "Exchanged Option") equal to the product (rounded down to the nearest whole number) of (i) the number of shares of Old Skillz common stock subject to such Old Skillz option immediately prior to the FEAC Business Combination and (ii) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (A) the exercise price per share of such Old Skillz option immediately prior to the consummation of the FEAC Business Combination, divided by (B) the Exchange Ratio. Except as specifically provided in the FEAC Business Combination Agreement, following the FEAC Business Combination, each Exchanged Option will continue to be governed by the same terms and conditions (including vesting and exercisability terms) as were applicable to the corresponding former Old Skillz option immediately prior to the consummation of the FEAC Business Combination. All stock option activity was retroactively restated to reflect the Exchanged Options.
Skillz Inc. 2020 Omnibus Incentive Plan
In December 2020, the Board of Directors of the Company adopted the Skillz Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan became effective upon consummation of the FEAC Business Combination and succeeds the Company’s legacy equity incentive plans. Under the 2020 Plan, the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors and consultants. Options are granted at a price per share equal to the fair market value of the underlying common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant. Restricted stock units (“RSUs”) are also granted under the 2020 Plan. These awards typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The 2020 Plan also permits the Company to grant stock-based awards with performance or market conditions. In connection with the closing of the FEAC Business Combination, the Company entered into certain option agreements that include vesting conditions contingent upon the attainment of volume weighted average price targets related to the Company’s Class A common stock on the NYSE.
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

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Stock Options and Restricted Stock Units
Stock option and RSU activity during the year ended December 31, 2021 is as follows (in thousands, except for share, per share, and contractual term data):

		Options Outstanding				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2020	35,500,603	38,404,493	$5.89	8.27	$542,074	341,256	$17.68
Options and restricted stock units granted	(8,494,636)	64,839	12.58			8,424,462	14.32
Options exercised and restricted stock units released	—	(5,850,228)	0.66			(117,933)	17.40
Options and restricted stock units canceled	5,939,704	(4,892,016)	1.17			(1,047,688)	23.37
Balance at December 31, 2021	32,945,671	27,727,088	$7.79	7.04	$113,110	7,600,097	$13.17

Exercisable at December 31, 2020		14,248,234	$0.18	6.45	$282,364
Exercisable at December 31, 2021		13,157,036	$0.15	5.17	$95,946
Unvested at December 31, 2020		24,156,259	$9.25	9.34	$259,710
Unvested at December 31, 2021		14,570,052	$14.69	8.72	$17,164
The number of unvested stock options as of December 31, 2021 and December 31, 2020 does not include 8.2 million and 13.3 million shares of restricted common stock, respectively, previously issued upon the early exercise of grants by certain executives.
The number of RSUs granted does not include 0.9 million performance based RSUs which the Company issued in 2021 and 2020, as the performance-based RSUs are not deemed granted for accounting purposes. The number of RSUs granted excludes 16.1 million of performance stock units granted in September 2021 to the Chief Executive Officer. Refer to the 2021 CEO Performance Award disclosure below for further details.
As of December 31, 2021, unrecognized stock-based compensation expense related to unvested stock options, restricted common stock, RSUs, performance-based RSUs and performance stock units was $245.7 million. The weighted-average period over which such compensation expense will be recognized is 3.41 years.
The aggregate intrinsic value of options exercised was $69.8 million, $89.9 million and $0.5 million during the years ended December 31, 2021, 2020 and 2019, respectively.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The assumptions used to estimate the fair value of stock options granted and the resulting fair values for the year ended December 31, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Expected volatility	48.71%	45% – 50%	47.17% – 55.47%
Risk-free interest rate	0.02%	0.27% – 1.44%	1.57% – 2.64%
Expected term (in years)	0.25	4.14-6.25	5.00 – 6.86
Expected dividend yield	—	—	—
Weighted average estimated fair value of stock options granted during the year	$15.63	$5.06	$0.21
For the year ended December 31, 2021, the above assumptions were used to estimate the fair value of certain stock options previously granted to the CFO, that were modified as part of the transition and release agreement.

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
The performance stock units are divided into four tranches, with each tranche corresponding to a Market Capitalization Milestone ranging from two to five times the Company’s market capitalization baseline. Each tranche will vest if and when the Company’s market capitalization equals or exceeds the corresponding Market Capitalization Milestone at any point during the seven-year performance period following the grant date (the “Performance Period”). For purposes of determining achievement of the Market Capitalization Milestones, the Company’s market capitalization is calculated based on the trailing 60-trading day volume weighted average price per share (“VWAP”) of the Company’s Class A common stock and the average number of outstanding shares during such period. At the end of the Performance Period, a tranche may vest pro-rata using straight-line interpolation. The Company’s market capitalization baseline is calculated using the trailing 30-trading day VWAP of the Company’s Class A common stock on the grant date and the average number of outstanding shares during such period.
In the event of the termination of the CEO’s service as Chief Executive Officer (or Chairman and Chief Product Officer) of the Company other than (i) by the Company for Cause (as defined in the Award Agreement) or (ii) by the CEO without Good Reason (as defined in the Award Agreement), any unvested tranche will remain outstanding until the earlier of nine months following such termination of service and the end of the Performance Period and will vest if and when the Market Capitalization Milestones are achieved. Any unvested performance stock units will be forfeited automatically upon any other termination of the CEO’s service as Chief Executive Officer (or Chairman and Chief Product Officer) of the Company.
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
The $70.8 million grant date fair value of the CEO Performance Award was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. During the year ended December 31, 2021, the Company recognized $5.6 million in compensation expense related to this grant. As of December 31, 2021, the unrecognized stock-based compensation cost related to non-vested CEO Performance Award was $65.1 million. The Company expects this cost to be recognized over a remaining weighted-average period of approximately 3.89 years.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Employee Stock Purchase Plan

In June 2021, the Company commenced its first offering period under the Skillz, Inc. Employee Stock Purchase Plan (the employee Stock Purchase Plan), which assists employees in acquiring a stock ownership interest in the Company and encourages them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25 thousand worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The total Employee Stock Purchase plan expense for the year ended December 31, 2021 was immaterial.
Founders’ Option Agreements

In December 2020, in connection with the closing of the FEAC Business Combination, the Company entered into option agreements with each of the CEO and CRO (the “Option Agreements”) awarding options to purchase (i) 9,960,000 shares of New Skillz Class B common stock to the CEO and (ii) 2,040,000 shares of New Skillz Class A common stock to the CRO. The options will vest in three equal increments as follows (i) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the volume weighted average price on the NYSE over a ten (10) trading day period of underlying New Skillz Class A common stock (“VWAP”) equals or exceeds 3.0x the VWAP of the shares as of the Closing Date, (ii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 4.0x the VWAP of the shares as of the Closing Date; and (iii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 5.0x the VWAP of the shares as of the Closing Date. The $93.4 million grant date fair value of the Founders’ Options was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The significant inputs to the valuation included the Company’s Class A stock price and the risk-free interest rate as of the grant date, as well as the estimated volatility of the Company’s Class A common stock. For the year ended December 31, 2021, the Company recognized $19.4 million in compensation expense related to these grants. As of December 31, 2021, the unrecognized stock-based compensation cost related to non-vested Founders’ Option Agreements was $73.2 million.

14. Income Taxes
The Company has historically generated net operating losses in each of the tax jurisdictions in which it operates and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets.
For financial reporting purposes, Loss before (benefits) provision for income taxes, includes the following components:

	Year Ended December 31,
	2021	2020	2019
Domestic	$(200,485)	$(145,395)	$(23,605)
Foreign	112	—	—
Total	$(200,373)	$(145,395)	$(23,605)

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The provision for income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	214	115	—
Foreign	23	—	—
Total Current	237	115	—

Deferred:
Federal	(17,182)	—	—
State	(2,051)	—	—
Foreign	—	—	—
Total Deferred	(19,233)	—	—
Provision for income taxes	$(18,996)	$115	$—

A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate of 21% is as follows:

	Year Ended December 31,
	2021	2020	2019

U.S. Federal provision (benefit)
At statutory rate	$(42,125)	$(30,533)	$(5,956)
State taxes	(1,481)	90	—
Valuation allowance	38,456	26,245	6,320
Stock based compensation	(1,834)	(7,257)	(182)
Permanent differences related to fair value adjustments	(18,464)	8,573	—
Other permanent differences	6,452	2,997	(182)
Total	$(18,996)	$115	$—

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$105,317	$47,864
Stock-based compensation	2,682	2,492
Reserves and accruals	5,154	1,239
Lease liabilities	3,750	—
Other	632	291
Total deferred tax assets	$117,535	$51,886
Less: valuation allowance	(95,857)	(51,859)
Deferred tax assets, net of valuation allowance	$21,678	$27
Deferred tax liabilities:
Intangibles	(18,930)	—
Property and Equipment	(120)	(27)
Right of use assets	(3,471)	—
Total deferred tax liabilities	(22,521)	(27)
Net deferred tax assets	$(843)	$—
A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. As of December 31, 2021 and 2020, the Company has provided a full valuation allowance on its net deferred tax assets. The change in total valuation allowance from 2020 to 2021 was an increase of $44.0 million.
The purchase accounting for the Aarki acquisition gave rise to a deferred tax liability during the year ended December 31, 2021; this resulted in a partial release of prior valuation allowance and a discrete benefit of $18.6 million was recorded.
The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $442.3 million and $151.9 million, respectively, as of December 31, 2021. The federal and state net operating loss carryforwards, if not utilized, will expire beginning in 2033 and 2032, respectively. $406.3 million of the federal net operating loss carryforwards are not subject to expiration. Utilization of some of the federal and state net operating loss and credit carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has performed a Section 382 study as of December 31, 2021 and does not expect any net operating losses to expire unused due to Section 382 limitations.
The Company files tax returns in the U.S., California, Massachusetts, and Oregon. The Company is not currently under examination in any of these jurisdictions and all its tax years remain open to examination due to net operating loss carryforwards. The Company does not have any material reserves for uncertain tax positions.
15. Related-Party Transactions
Aside from Executive grants discussed in Note 13, the Company did not have any other significant related party transactions in the years ended December 31, 2021, 2020, and 2019.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
16. Net Loss Per Share
Net loss per share calculations for all periods prior to the FEAC Business Combination have been retrospectively adjusted for the equivalent number of shares outstanding immediately after the FEAC Business Combination to effect the reverse recapitalization. Subsequent to the FEAC Business Combination, net loss per share was calculated based on the weighted average number of common stock then outstanding.
The Company computes net loss per share of the Class A common stock and Class B common stock using the two-class method required for participating securities. Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights. The effect of potentially dilutive common shares is reflected in diluted loss per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted loss per Class A common stock and Class B common stock (in thousands, except for share and per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss – basic	$(181,377)	$(145,510)	$(23,605)
Denominator:
Weighted average common shares outstanding – basic	384,625,249	294,549,146	261,228,108
Net loss per share attributable to common stockholders – basic	$(0.47)	$(0.49)	$(0.09)

Numerator:
Net loss – basic	$(181,377)	$(145,510)	$(23,605)
Decrease in fair value of public and private common stock warrant liabilities	(87,922)	—	—
Net loss – diluted	(269,299)	(145,510)	(23,605)
Denominator:
Weighted average common shares outstanding – basic	384,625,249	294,549,146	261,228,108
Incremental common shares from assumed exercise of public and private common stock warrants	3,924,424	—	—
Weighted average common shares outstanding – diluted	388,549,673	294,549,146	261,228,108
Net loss per share attributable to common stockholders – diluted	$(0.69)	$(0.49)	$(0.09)
The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands):

	December 31,
Number of Securities Outstanding	2021	2020	2019
Common and preferred stock warrants	—	22,314,778	3,635,180
Common stock options	35,895,960	51,735,883	37,206,199
Performance stock units	16,146,630	—	—
Restricted stock units	7,600,097	341,256	—
Earnout shares	—	10,000,000	—
Total	59,642,687	84,391,917	40,841,379

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
17. Geographical Information
No sales to a country other than the United States accounted for more than 10% of revenue for fiscal years 2021, 2020, or 2019. Revenue, classified by the major geographic areas where the end users were located when they entered paid competitions, was as follows:

	Year Ended December 31,
	2021	2020	2019
United States	$320,111	$202,887	$111,066
Other countries	63,978	27,228	8,806
Total	$384,089	$230,115	$119,872

Property and equipment, net and operating lease right-of-use assets by geography is as follows:

	Year Ended December 31,
	2021	2020
United States	$20,997	$5,292
Other countries	3,502	—
Total	$24,499	$5,292

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting as described below.
In light of the material weaknesses in our internal control over financial reporting, we performed additional procedures to ensure that our consolidated financial statements included in Form 10-K were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Following such additional procedures, our management, including our principal executive officer and principal financial officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Form 10-K, in conformity with GAAP.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financing reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
Our internal control over financial reporting includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions or dispositions of our assets.
•Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors.
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Due to its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, due to the material weaknesses described below, management concluded that the system of internal control over financial reporting was not effective as of December 31, 2021.
Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021 did not include the internal controls of Aarki, which we acquired on July 16, 2021, as permitted by Securities and Exchange Commission guidelines that allow companies to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year following an acquisition. The total assets and total revenues of Aarki represented approximately 3% of Skillz's consolidated assets as of December 31, 2021, and approximately 3% of its consolidated revenues for the year ended December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management concluded that material weaknesses existed as of December 31, 2021 with respect to the following:
•Information technology general controls (ITGCs) in the areas of access and program change over information technology (IT) systems that support the Company’s financial reporting processes were not designed and operating effectively. Specifically, the Company did not maintain sufficient: user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs and data to appropriate Company personnel; program change management controls to ensure that IT program and data changes affecting financial information technology applications and underlying records are identified, tested, authorized, and implemented appropriately. As a result, the Company’s related IT dependent manual and application controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs were also deemed ineffective.
•Controls designed to properly evaluate certain accounting processes, including where management review is involved, did not operate effectively due to lack of sufficient documentation or evidence retained to demonstrate management’s review.
Remediation of Material Weaknesses
We have begun the process of, and we are focused on, designing and implementing effective internal control measures to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts include a number of actions:
•ITGC: We are designing and implementing improved processes and controls for requesting, authorizing, and reviewing user access to key information systems which impact our financial reporting. This will include the addition of new control activities associated with user access provisioning within our key applications, as well as certain controls which review user access and activity logs. Additionally, we are redesigning our permissions associated with role-based access to our general ledger as well as designing and implementing compensating controls. We also are designing and implementing improved processes and controls over program changes within our key information systems which impact our financial reporting.
•Management Review Controls: We recently appointed a Chief Accounting Officer as well as hired additional qualified staff to further enhance our technical competency within the accounting department. In addition, we are reinforcing management review control training for our accounting department to strengthen documentation and retention of evidence to be commensurate with risks associated with accounting processes involving complexity, subjectivity, and estimation uncertainties for specific transactions.
To address the previously reported material weakness related to the accounting for warrants issued by SPAC described in Part II, Item 9A of our 2020 Form 10-K/A, we studied and clarified our understanding of the accounting for contracts that may be settled in the Company’s own stock, such as warrants, as equity of the entity or as an asset or liability as highlighted in the SEC Staff Statement, and implemented additional review procedures and enhanced our accounting policy related to the accounting for such contracts to determine proper accounting in accordance with GAAP as clarified by the SEC Staff Statement. Based on actions taken, as well as the evaluation of the design and operating effectiveness of these new controls, management believes that the material weakness has been remediated as of December 31, 2021.
While these actions and planned actions are subject to ongoing management evaluation and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, we believe that these remediation actions, when fully implemented, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to the continuous improvement of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or in appropriate circumstances not complete, certain of the remediation work described above.

Attestation of Independent Registered Public Accounting Firm
Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting
Other than the significant changes noted above associated with the material weaknesses and corresponding remediation procedures as described above, there was no change in our internal control over financial reporting identified in management’ evaluation pursuant to Rules 13a-15(d) or 15b-15(d) of the Exchange Act during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 9B. Other Information.
None.
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Item 10. Directors, Executive Officers and Corporate Governance.

Refer to the information under the captions “Election of Directors (Proposal No. 1)” “Directors and Management,” “Corporate Governance - Controlled Company Exemption,” “Corporate Governance - Other Board Information; Committees of the Board,” “Corporate Governance - Other Board Information; Code of Ethics and Conduct,” “Corporate Governance - Other Board Information; Compensation Committee Interlocks and Insider Participation” and “Corporate Governance - Delinquent Section 16(a) Reports” that will be included in the Company’s definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2021.

PART III
Item 11. Executive Compensation.
Refer to the information under the captions “Executive Compensation - Introduction” “Executive Compensation - Summary Compensation Table,” “Executive Compensation - Outstanding Equity Awards at 2021 Fiscal Year-End; “Corporate Governance - Director Compensation” and “Corporate Governance - Director Compensation Program” that will be included in the Company’s definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Refer to the information under the captions “Corporate Governance - Security Ownership of Certain Beneficial Owners, Directors and Management” and “Executive Compensation - Outstanding Equity Awards at 2021 Fiscal Year-End” that will be included in the Company’s definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Refer to the information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance - Independence of Directors” that will be included in the Company’s definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2021.
Item 14. Principal Accountant Fees and Services.
Refer to the information under the caption “Fees of Independent Accountants” that will be included in the Company’s definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2021.

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

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Merger Agreement, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corp., FEAC Merger Sub Inc., Skillz Inc., and Andrew Paradise, solely in his capacity as representative of the stockholders of Skillz Inc.	8-K(1)	2.1	9/2/20
2.2	Agreement and Plan of Merger, dated as of June 1, 2021, by and among Skillz Inc., Spades Merger Sub I, Spades Merger Sub II, Aarki Inc. and Shareholder Representative Services	8-K	2.1	6/2/21
3.1	Amended and Restated Certificate of Incorporation of Skillz Inc.	8-K	3.1	12/21/20
3.2	Amended and Restated Bylaws of Skillz Inc.	8-K	3.2	12/21/20
4.1	Form of Specimen Class A Common Stock Certificate of Skillz Inc.	8-K	4.1	12/21/20
4.2	Warrant Agreement, dated March 5, 2020, by and between Flying Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent	8-K(1)	4.1	3/10/20
4.3**	Description of Skillz Inc.’s Securities	10-K	4.3	3/01/22
4.4	Indenture, dated as of December 20, 2021, among Skillz Inc., each of the guarantors party thereto and UMB Bank, N.A., as Trustee	8-K	4.1	12/20/21
4.5	Form of 10.250% Note due 2026 (included as Exhibit A to Exhibit 4.4)	8-K	4.2	12/20/21
10.1+	Skillz Inc. 2020 Omnibus Incentive Plan	S-4(1)	Annex F	9/8/20
10.2+	Skillz Inc. 2020 Employee Stock Purchase Plan	S-4(1)	Annex G	9/8/20
10.3+	Form of Indemnification Agreement	8-K	10.1	2/26/21
10.4	Support Agreement, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corp. and certain Supporting Stockholders of Skillz Inc.	8-K(1)	10.3	9/2/20
10.5	Eighth Amended and Restated Investors’ Rights Agreement, dated September 1, 2020, by and among Flying Eagle Acquisition Corp., Skillz Inc. and certain of its stockholders	8-K(1)	10.2	9/2/20
10.6†	Earnout Escrow Agreement, dated December 16, 2020 by and among Skillz Inc., Andrew Paradise, solely in his capacity as representative of the stockholders of Skillz Inc., Eagle Equity Partners II LLC and Continental Stock Transfer & Trust Company	8-K	10.6	12/21/20
10.7	Director Nomination Agreement, dated December 16, 2020, by and between Skillz Inc. and Eagle Equity Partner II, LLC	8-K	10.7	12/21/20
10.8	Note Cancellation Agreement dated as of December 16, 2020 by and between Skillz Inc. and Andrew Paradise	8-K	10.8	12/21/20
10.9	Note Cancellation Agreement dated as of December 16, 2020 by and between Skillz Inc. and Casey Chafkin	8-K	10.9	12/21/20
10.10†*	Amendment to Skillz Online Developer Terms and Conditions of Service, dated January 15, 2020, by and between Skillz Inc and Tether Studios, Inc.	S-4(1)	10.9	11/2/20
10.11+	Form of Option Agreement	8-K	10.11	12/21/20

10.12+	Skillz Inc. Executive Severance and Change in Control Plan	8-K	10.12	12/21/20
10.13+	Form of Severance Plan Participation Agreement	8-K	10.13	12/21/20
10.14	Investor Rights Agreement dated September 1, 2020 by and among Flying Eagle Acquisition Corp., Skillz Inc., and the stockholders named therein	8-K	10.14	12/21/20
10.15**	Offer Letter, signed by Skillz Inc. and Vatsal Bhardwaj, dated as of October 7, 2021	8-K		3/01/22
10.16**	Offer Letter, signed by Skillz Inc. and Doris Fritz-Bianchi, dated as of October 27, 2021			3/01/22
10.17	Form of Non-Competition and Non-Solicitation Agreement, dated as of June 1, 2021, by and between Skillz Inc. and Certain Stockholders of Aarki, Inc.	8-K	99.4	6/2/21
21.1**	List of Subsidiaries	10-K	21.1	3/01/22
23.1**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

+ Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKILLZ INC.

By:	/s/ Andrew Paradise
Name:	Andrew Paradise
Title:	Chief Executive Officer and Chairman
Date:	March 1, 2022

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Andrew Paradise and Ian Lee, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in- fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Paradise	Chief Executive Officer and Chairman (Principal Executive Officer)	March 1, 2022
Andrew Paradise

/s/ Ian Lee	Chief Financial Officer (Principal Financial Officer)	March 1, 2022
Ian Lee

/s/ Stanley Mbugua	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2022
Stanley Mbugua

/s/ Casey Chafkin	Chief Revenue Officer and Director	March 1, 2022
Casey Chafkin

/s/ Jerry Bruckheimer	Director	March 1, 2022
Jerry Bruckheimer

/s/ Christopher Gaffney	Director	March 1, 2022
Christopher Gaffney

/s/ Vandana Mehta-Krantz	Director	March 1, 2022
Vandana Mehta-Krantz

/s/ Harry E. Sloan	Director	March 1, 2022
Harry E. Sloan

/s/ Kent Wakeford	Director	March 1, 2022
Kent Wakeford