Form 10-Q
period 2022-03-31
Skillz Inc.
filed 2022-05-06
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of May 2, 2022, the registrant had outstanding 340,808,740 shares of Class A common stock and 68,717,138 shares of Class B common stock.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by our other Securities and Exchange Commission filings, including among other things:
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
You should carefully consider the above factors, as well as the factors discussed in other risks described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by our other Securities and Exchange Commission filings. The factors identified above should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. If any of these trends, risks or uncertainties actually occurs or continues, our business, revenue and financial results could be harmed, the trading price of our Class A common stock could decline and you could lose all or part of your investment.

PART I
ITEM 1. FINANCIAL STATEMENTS
SKILLZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except for number of shares and par value per share amounts)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$114,558	$241,332
Marketable securities, current	369,566	319,055
Accounts receivable, net	13,230	13,497
Prepaid expenses and other current assets	21,967	16,704
Total current assets	519,321	590,588
Property and equipment, net	8,629	9,988
Operating lease right-of-use assets, net	13,977	14,511
Marketable securities, non-current	169,725	182,629
Non-marketable equity securities	55,649	55,649
Intangible assets, net	75,066	79,137
Goodwill	86,436	86,845
Other long-term assets	3,733	3,478
Total assets	$932,536	$1,022,825
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,305	$19,753
Operating lease liabilities, current	2,005	2,110
Other current liabilities	57,607	64,969
Total current liabilities	72,917	86,832
Operating lease liabilities, non-current	13,199	13,567
Common stock warrant liabilities, non-current	1,831	6,293
Long-term debt, non-current	279,713	278,889
Other long-term liabilities	13,238	13,544
Total liabilities	380,898	399,125
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock $0.0001 par value; 10 million shares authorized — 0 issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock $0.0001 par value; 625 million shares authorized; Class A common stock – 500 million shares authorized; 341 million and 340 million shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; Class B common stock – 125 million shares authorized; 69 million shares issued and outstanding as of March 31, 2022 and December 31, 2021	40	40
Additional paid-in capital	1,121,697	1,043,600
Accumulated other comprehensive loss	(2,294)	(248)
Accumulated deficit	(567,805)	(419,692)
Total stockholders’ equity	551,638	623,700
Total liabilities and stockholders’ equity	$932,536	$1,022,825
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for number of shares and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue	$93,438	$83,677
Costs and expenses:
Cost of revenue	9,265	4,256
Research and development	18,653	7,282
Sales and marketing	117,332	96,323
General and administrative	92,792	27,284
Total costs and expenses	238,042	135,145
Loss from operations	(144,604)	(51,468)
Interest expense, net	(8,157)	(24)
Change in fair value of common stock warrant liabilities	4,462	(2,108)
Other (expense) income, net	(27)	50
Loss before income taxes	(148,326)	(53,550)
(Benefit from) provision for income taxes	(213)	42
Net loss	$(148,113)	$(53,592)
Net loss per share attributable to common stockholders:
Basic	$(0.37)	$(0.15)
Diluted	$(0.37)	$(0.16)
Weighted average shares outstanding:
Basic	401,653,954	356,818,954
Diluted	401,653,954	359,827,649

Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	(2,046)	—
Total other comprehensive loss:	(2,046)	—
Comprehensive loss	$(150,159)	$(53,592)
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except for number of shares)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	—	369,797,524	37	295,065	—	(238,315)	56,787
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	268,426	—	12	—	—	12
Issuance of common stock upon exercise of warrants and other, net	—	—	8,741,863	—	172,519	—	—	172,519
Net cash contributions from follow-on offering	—	—	17,000,000	2	402,238	—	—	402,240
Stock-based compensation	—	—	—	—	10,945	—	—	10,945
Other comprehensive loss	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	(53,592)	(53,592)
Balance at March 31, 2021	—	$—	395,807,813	$39	$880,779	$—	$(291,907)	$588,911

Balance at December 31, 2021	—	$—	408,753,837	$40	$1,043,600	$(248)	$(419,692)	$623,700
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	879,936	—	236	—	—	236
Stock-based compensation	—	—	—	—	77,925		—	77,925
Other comprehensive loss	—	—	—	—	—	(2,046)	—	(2,046)
Other, net	—	—	—	—	(64)	—	—	(64)
Net loss	—	—	—	—	—	—	(148,113)	(148,113)
Balance at March 31, 2022	—	$—	409,633,773	$40	$1,121,697	$(2,294)	$(567,805)	$551,638

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net loss	$(148,113)	$(53,592)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,539	555
Stock-based compensation	77,925	10,945
Accretion of unamortized debt discount and amortization of debt issuance costs	824	9
Amortization of premium (accretion of discount) for marketable securities	984	—
Deferred income taxes	(318)	—
Change in fair value of common stock warrant liabilities	(4,462)	2,108
Changes in operating assets and liabilities:
Accounts receivable, net	267	—
Prepaid expenses and other assets	(5,676)	(4,499)
Operating lease right-of-use assets	534	(13,453)
Accounts payable	(5,613)	(4,060)
Operating lease liabilities	(473)	14,386
Other accruals and liabilities	(4,868)	8,448
Net cash used in operating activities	(83,450)	(39,153)
Investing Activities
Purchases of property and equipment, including internal-use software	(107)	(659)
Purchases of marketable securities	(149,495)	—
Proceeds from maturities of marketable securities	83,265	—
Proceeds from sales of marketable securities	25,593	—
Net cash used in investing activities	(40,744)	(659)
Financing Activities
Principal payments on finance leases obligations	(840)	—
Payments for debt issuance costs	(1,976)	—
Proceeds from issuance of common stock in follow-on offering, net of underwriting commissions, and offering costs	—	402,817
Payments made towards deferred offering costs	—	(13,167)
Net proceeds from exercise of stock options and issuance of common stock	236	12
Net cash (used in) provided by financing activities	(2,580)	389,662
Net change in cash, cash equivalents and restricted cash	(126,774)	349,850
Cash, cash equivalents and restricted cash – beginning of year	244,252	265,648
Cash, cash equivalents and restricted cash – end of period	$117,478	$615,498
Supplemental cash flow data:
Cash paid during the period for:
Interest	$86	$15
Noncash investing and financing activities:
Deferred offering costs and issuance costs in accounts payable and accrued liabilities	$28	$1,449
Warrant exercise receivable	$—	$104,558
Warrant liability reclassified to additional paid-in capital	$—	$67,961
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
1. Description of the Business and Basis of Presentation
Business
Skillz (the “Company” or “Skillz”) is a mobile eSports platform, driving the future of entertainment by accelerating the convergence of sports, video games and media. The Company’s principal activities are to develop and support a proprietary online-hosted technology platform that enables independent game developers to host tournaments and provide competitive gaming activity (“Competitions”) to end-users worldwide.
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

Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Estimates are used in several areas including, but not limited to, stock-based compensation, valuation of common stock warrants, the fair values of goodwill and intangible assets and the useful lives of the Company’s intangible assets. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. Actual results could differ materially from these estimates.

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
Revenue is recognized at the time the performance obligation is satisfied by transferring control of the promised service in an amount that reflects the consideration that the Company expects to receive in exchange for the Monetization Services. The Company recognizes revenue upon completion of a game, which is when its performance obligation to the game developer is satisfied. The Company does not have contract assets or contract liabilities as the payment of the transaction price is concurrent with the fulfillment of the services. At the time of game completion, the Company has the right to receive payment for the services rendered. The Company’s agreements with game developers can generally be terminated for convenience by either party upon thirty days prior written notice, and in certain of the Company’s larger developer agreements, the developer, if required by the Company, must continue to make its games available on the platform for a period of up to twelve months. As the Company is able to terminate the developer agreements at its convenience, the Company has concluded the contract term for revenue recognition does not extend beyond the contractual notification period. The Company did not have any transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) as of March 31, 2022 and 2021.
Games provided by two developer partners, accounted for 41% and 38% of the Company’s revenue in the three months ended March 31, 2022, and 42% and 41% of the Company’s revenue in the three months ended March 31, 2021.
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
For the three months ended March 31, 2022 and 2021, the Company recognized a reduction of revenue of $16.3 million and $17.6 million, respectively, related to these end-user incentives.
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
For the three months ended March 31, 2022 and 2021, the Company recognized sales and marketing expense of $37.0 million and $33.3 million, respectively, related to these end-user incentives.
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
Total marketing promotions accounted for as sales and marketing expense recognized in three months ended March 31, 2022 and 2021 were $42.1 million and $36.0 million, respectively.
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash, commercial paper, money market funds and U.S government agency securities with maturities of three months or less when purchased.
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
A reconciliation of the Company’s cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows is as follows:

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$114,558	$241,332
Restricted cash	2,920	2,920
Cash, cash equivalents and restricted cash	$117,478	$244,252

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

Accounts Receivable, Net
Accounts receivable, net, is comprised of trade accounts receivable recorded at the invoiced amounts for programmatic media campaigns, net of an allowance for credit losses. The allowance for credit losses is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when there are specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. At March 31, 2022, the Company’s allowance for credit losses on accounts receivable was not significant to the condensed consolidated financial statements.

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
Marketable securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive loss. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, the Company employs a systematic methodology that considers available quantitative and qualitative evidence. In addition, the Company considers specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other (expense) income, net and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.
The Company has elected to measure its existing investments in non-marketable equity securities at cost, less impairments, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer (“measurement alternative”). This election is reassessed each reporting period to determine whether non-marketable equity securities have a readily determinable fair value, in which case they would no longer be eligible for this election and would be measured at fair value. The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. Impairment indicators might include, but would not necessarily be limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, a significant adverse change in the regulatory, economic, or technological environment of the investee, a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar securities for an amount less than the carrying amount of the investments in those securities. If an impairment exists, a loss is recognized in the condensed consolidated statements of operations and comprehensive loss for the amount by which the carrying value exceeds the fair value of the investment. Gains and losses resulting from the remeasurement of non-marketable equity securities, including impairment, are recorded through other (expense) income, net in the condensed consolidated statement of operations and comprehensive loss. The Company separately presents investments in non-marketable equity securities within long-term assets on the condensed consolidated balance sheets.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

Advertising and Promotional Expense

Advertising and promotional expenses are included in sales and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and are expensed when incurred. For the three months ended March 31, 2022 and 2021, advertising expenses, not including marketing promotions related to the Company’s end-user incentive programs, were $59.7 million and $54.5 million, respectively.
Public and Private Common Stock Warrant Liabilities
As part of the Company’s initial public offering, it issued to third party investors 69.0 million units, consisting of one share of Class A common stock and one-fourth of one warrant, at a price of $10.00 per unit. Each whole warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously, the Company completed the private sale of 10,033,333 warrants at a purchase price of $1.50 per warrant (the “Private Warrants”) of which 5,016,666 Private Warrants were subsequently forfeited. Each Private Warrant allows the holder to purchase one share of Class A common stock at $11.50 per share. There were zero Public Warrants and 4,535,728 Private Warrants outstanding as of March 31, 2022.
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
The Company evaluated the Public and Private Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Public and Private Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A stockholders. As there are two classes of common stock, not all of the stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public Warrants and Private Warrants do not meet the conditions to be classified in equity. Since the Public and Private Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the condensed consolidated statement of operations and comprehensive loss at each reporting date. Because the Public Warrants were publicly traded and thus had an observable market price in an active market, they were valued based on their trading price as of each reporting date.
The Private Warrants are valued using the Black-Scholes-Merton Option (“BSM”) pricing model that is based on the individual characteristics of the warrants on the valuation date, which include the Company’s stock price and assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value of each warrant. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company's stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability.

Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards based on estimated grant-date fair values recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to awards with performance conditions is recognized over the requisite service period when the performance conditions are probable of being achieved. The compensation expense related to awards with market conditions is recognized

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
on an accelerated attribution basis over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved, and is not reversed if the market condition is not satisfied. See Note 9 for more information. The Company accounts for forfeitures as they occur. If an employee stock-based award is canceled without the concurrent grant or offer of a replacement award, the cancellation should be treated as a settlement for no consideration and any previously unrecognized compensation cost shall be recognized at the cancellation date. Stock-based awards granted to employees are primarily stock options and restricted stock units.
The Company has primarily granted restricted stock units (“RSUs”), which have a service based vesting condition over a four-year period, to its employees and members of the Board of Directors since the start of 2021. The Board of Directors determines the fair value of each share of underlying common stock based on the closing price of the Company's common stock on the date of the grant.
For awards with market conditions, the Company determines the grant date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, expected capital raise percentage and market capitalization milestones. Given the Company’s limited market trading history, it has estimated the volatility of its common stock on the date of grant of awards with market conditions based on the weighted average historical stock price volatility of comparable publicly-traded companies in its industry group. The Company estimated the expected term of its awards with market conditions based on various exercise scenarios, as these awards are not considered “plain vanilla.” The Company utilized a risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated the expected date of a qualifying event, the expected capital raise percentage and the expected achievement date of market capitalization milestones based on management’s expectations at the time of measurement of the award’s value.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. During the three months ended March 31, 2022, the Company continued to operate as a single operating and reportable segment as the CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocation of resources, and evaluating financial performance.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, instead of fair value at the acquisition date in accordance with Topic 805. The amendments in ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company is evaluating the effect of adopting this new accounting guidance.
3. Business Combinations
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
_______________
(1) The fair value of the Skillz Class A Common Stock issued in the merger was based on 4,401,663 shares issued on the July 16, 2021 acquisition date at the closing price of the Company’s common stock on such date of $15.23 per share.
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

The following is a summary of identifiable intangible assets acquired and their expected lives as of the acquisition closing date:

Type	Weighted-average useful life (in years)	Fair Value
Developed technology	8	$60,400
Customer relationships	3	26,200
Trademark and trade name	0.3	200
Total identifiable intangible assets acquired		$86,800
During the first quarter of 2022, the Company recorded a measurement period adjustment of $0.4 million to increase the carrying value of the identifiable net assets acquired, with a corresponding decrease to goodwill. The adjustment is related to a subsequent adjustment to Aarki’s federal and state tax payable as of the acquisition closing date.
The following table presents details of changes to the Company’s goodwill balance for the three months ended March 31, 2022:

Goodwill
Balance at December 31, 2021	$86,845
Goodwill adjustment	(409)
Balance as of March 31, 2022	$86,436

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
4. Balance Sheet Components

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Credit card processing reserve	$10,450	$9,527
Prepaid expenses	10,427	5,681
Other current assets	1,090	1,496
Prepaid expenses and other current assets	$21,967	$16,704
Intangible Assets, Net
The components of intangible assets consisted of the following as of March 31, 2022:

	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	7.33	$60,400	$(5,348)	$55,052
Customer relationships	2.33	26,200	(6,186)	20,014
Trademark and trade name	0.00	200	(200)	—
Intangible assets, net		$86,800	$(11,734)	$75,066
The following table sets forth the activity related to finite-lived intangible assets:

Three Months Ended March 31,
2022
Beginning balance at December 31, 2021	$79,137
Amortization	(4,071)
Ending balance at March 31, 2022	$75,066
The following table summarizes amortization expense associated with finite-lived intangible assets recognized in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2022 as follows:

Three Months Ended March 31,
2022
Cost of revenue	$1,888
Sales and marketing	2,183
General and administrative	—
Total amortization expense	$4,071

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The following table outlines the estimated future amortization expense related to finite intangible assets as of March 31, 2022:

Amount
2022	$12,212
2023	16,283
2024	12,281
2025	7,550
2026	7,550
Thereafter	19,190
Total	$75,066
Other Current Liabilities
Other current liabilities consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
Accrued sales and marketing expenses	$13,425	$28,895
Accrued compensation	10,737	12,108
Accrued publisher fees	7,242	3,912
End-user liability, net	3,562	4,118
Accrued developer revenue share	1,147	1,655
Short-term lease obligations	2,043	2,447
Accrued legal expenses	4,757	5,126
Accrued interest expense	8,773	956
Other accrued expenses	5,921	5,752
Other current liabilities	$57,607	$64,969

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
5. Fair Value Measurements
As of March 31, 2022 and December 31, 2021, the recorded values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.

Cash and cash equivalents held by the Company as of March 31, 2022 and December 31, 2021 were $114.6 million and $241.3 million, respectively, and were comprised of cash on hand, money market funds, and highly liquid investments with original contractual maturity dates of three months or less. Cash and money market funds are classified within Level 1 of the fair value hierarchy. Highly liquid investments such as commercial papers and corporate bonds are classified within Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-Sale Investments
Asset backed securities	$—	$113,038	$—	$113,038
Certificates of deposits	—	6,000	—	6,000
Corporate notes and bonds	—	234,237	—	234,237
Commercial paper	—	129,202	—	129,202
Foreign government securities	—	18,151	—	18,151
US Government Securities	44,974	27,959	—	72,933
Total assets	$44,974	$528,588	$—	$573,562
Liabilities:
Private Common Stock Warrants	—	—	1,831	1,831
Total liabilities	$—	$—	$1,831	$1,831

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-Sale Investments
Asset backed securities	$—	$111,552	$—	$111,552
Certificates of deposits	—	6,002	—	6,002
Corporate notes and bonds	—	206,989	—	206,989
Commercial paper	—	109,391	—	109,391
Foreign government securities	—	8,181	—	8,181
US Government Securities	86,787	—	—	86,787
Total assets	$86,787	$442,114	$—	$528,902
Liabilities:
Private Common Stock Warrants	—	—	6,293	6,293
Total liabilities	$—	$—	$6,293	$6,293

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

Private Common Stock Warrants

The Private Warrants were classified within Level 3 as they were valued based on a BSM pricing model, which involved the use of certain unobservable inputs, such as expected volatility estimated based on the average historical stock price volatility of comparable companies.

The following is a rollforward of balances for Private Warrants:

Private Warrants
Balance at December 31, 2021	$6,293
Fair market value adjustment	(4,462)
Balance as of March 31, 2022	$1,831

6. Investments

Investment Components

The components of investments were as follows:

	As of March 31, 2022
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset backed securities	$113,392	$3	$(357)	$113,038	$—	$6,364	$106,674
Certificates of deposits	6,005	—	(5)	6,000	—	6,000	—
Corporate notes and bonds	235,942	2	(1,707)	234,237	—	171,187	63,051
Commercial paper	129,290	4	(93)	129,202	26,282	102,921	—
Money market funds	5,615	—	—	5,615	5,615	—	—
Foreign government securities	18,289	—	(137)	18,151	—	18,151	—
US government and agency securities	72,938	1	(5)	72,934	7,989	64,943	—
Total investments	$581,471	$10	$(2,304)	$579,177	$39,886	$369,566	$169,725

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

Non-marketable equity securities are investments in privately held companies without readily determinable fair values. The carrying value of the Company’s investments without readily determinable fair values was $55.6 million as of March 31, 2022 and December 31, 2021, and was classified within “Investments in non-marketable equity securities” in the condensed consolidated balance sheets. The Company did not record any adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative, and did not recognize any gains or losses related to the sale of non-marketable equity securities in the three months ended March 31, 2022.

Unrealized Losses on Marketable Securities

The Company did not have any marketable securities with unrealized losses for more than 12 months. Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates.

Marketable Securities Maturities

	Adjusted	Estimated
	Cost Basis	Fair Value
March 31, 2022
Due in one year or less	$370,511	$369,566
Due after one year through five years	171,074	169,725
Due after five years through ten years	—	—
Total	$541,585	$539,291

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

7. Long-Term Debt

Components of long-term debt were as follows as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021
2021 Senior Secured Notes	$300,000	$300,000
Unamortized discount and issuance costs	(20,287)	(21,111)
Net carrying amount	$279,713	$278,889
Current portion of long-term debt	$—	$—
Non-current portion of long-term debt	$279,713	$278,889

2021 Senior Secured Notes

In December 2021, the Company entered into a $300 million 10.25% secured notes in a private placement to certain institutional buyers. The interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The effective interest rate on the notes is 12.14%. The notes will mature on December 15, 2026 unless repurchased or redeemed earlier. The secured notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with our affiliates, as well as certain other financial covenants. The Company was in compliance with all covenants as of March 31, 2022.

In accounting for the senior secured notes, unamortized discount and issuance costs were deducted from the carrying value in the condensed consolidated balance sheet. Issuance costs will be recognized as interest expense over the five-year term of the senior secured notes. The senior secured notes are classified as Level 2 financial instruments, and its fair value is presented for disclosure purposes only. The Company determined the fair value of the notes is $261 million as of March 31, 2022 based on secondary market quotes.

Interest is paid semi-annually. Accrued interest as of March 31, 2022 was $8.8 million, and was recorded within other current liabilities in the Company’s condensed consolidated balance sheets. No cash has been paid for interest as of March 31, 2022.

The following table outlines maturities of the principle related to the Company’s long-term debt, including the current portion, as of March 31, 2022:

Amount
2022 (excluding the three months ended March 31, 2022)	$—
2023	—
2024	—
2025	—
2026	300,000
Total	$300,000

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
8. Leases

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

The Company adopted Accounting Standards Update 2016-02, Leases (“ASC 842”), which supersedes the guidance in Accounting Standards Codification (“ASC”) 840, Leases (“ASC 840”), effective January 1. 2021. As the Company elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jumpstart Our Business Startups Act of 2012, ASU 842 was not adopted until the fourth quarter of 2021. The comparative information for the three months ended March 31, 2021 have been adjusted to reflect impact of the adoption of ASC 842 as of January 1, 2021. The adoption did not impact the Company’s prior year consolidated statements of operations and comprehensive loss and statements of stockholders’ equity for the three-month period ended March 31, 2021. There was no impact on the Company’s prior year total cash used in operating activities in the Company’s condensed consolidated statement of cash flows; however, the Company has adjusted the operating lease right-of-use assets ($13.5 million decrease), operating lease liabilities ($14.4 million increase) and other accruals and liabilities ($0.9 million decrease) line items within changes in operating assets and liabilities in our condensed consolidated statement of cash flows for the three months ended March 31, 2021 included herein.

As of March 31, 2022, the Company does not have additional operating and finance leases not yet commenced.

9. Commitments and Contingencies
Legal Matters
The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course and conduct of its business and has certain unresolved claims pending, the outcomes of which are not determinable at this time. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters, other than as disclosed herein, is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of March 31, 2022. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, except as set forth herein, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss.

On May 15, 2019, a former employee of the Company filed a suit against the Company in the San Francisco Superior Court in California for claims including breach of contract, retaliation and wrongful termination. The case was tried in August and September 2021. The jury found in favor of the former employee and rendered a verdict against the Company for $11.6 million in compensatory damages, and the Company recorded a loss contingency accrual and corresponding general and administrative expenses in such amount in the third quarter of 2021. In April 2022, the judge in the case determined, in light of the Company’s post-verdict motions, that the instructions given to the jury at trial were defective. Accordingly, the judge ordered a new trial on damages or, alternatively, permitted the plaintiff accept a reduced verdict in the amount of $4.35 million. The plaintiff has until May 25, 2022 to decide whether to accept the reduced verdict, proceed with a new trial on damages, or pursue an appeal.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
10. Common Stock Warrants
As of March 31, 2022, the Company had zero Public Warrants and 4,535,728 Private Warrants outstanding. During the three months ended March 31, 2022, there were no Private Warrants exercised.
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
As of March 31, 2022, the Company has authorized a total of 635 million shares, consisting of 500 million shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), 125 million shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), and 10 million shares of preferred stock, par value $0.0001 per share (“preferred stock”).
In March 2021, the Company completed an underwritten public offering of its Class A common stock and issued 17,000,000 shares of Class A common stock, for an aggregate purchase price of $408.0 million, before issuance costs of $5.9

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
million. In connection with the public offering, certain stockholders of the Company sold an aggregate of 19.8 million shares, including the full exercise of the underwriters’ option to purchase an additional 4.8 million additional shares. The purchase price per share, net of the underwriter discount, was $23.34. The Company incurred transaction costs of $6.8 million in connection with this sale of shares by certain stockholders, which was recorded as a general and administrative expense during the three months ended March 31, 2021.
12. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized for the three months ended March 31, 2022 and 2021 as follows:

	Three Months Ended March 31,
	2022	2021
Research and development	$2,354	$1,207
Sales and marketing	2,879	1,838
General and administrative	72,692	7,900
Total stock-based compensation expense	$77,925	$10,945
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
The 2020 Plan permits the Company to deliver up to 86,771,777 shares of common stock pursuant to awards issued under the 2020 Plan, consisting of 15,000,000 shares which may be of Class A and/or Class B common stock, 56,264,600 shares of Class A common stock and 15,507,177 shares of Class B common stock. The total number of shares of Class A common stock and Class B common stock that will be reserved and that may be issued under the 2020 Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2021, by a number of shares equal to five percent 5% of the total number of shares of Class A common stock and Class B common stock, respectively, outstanding on the last day of the prior calendar year.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Stock Options and Restricted Stock Units
Stock option and RSU activity during the three months ended March 31, 2022 is as follows (in thousands, except for share, per share, and contractual term data):

		Options Outstanding				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2021	51,437,898	27,727,088	$7.79	7.04	$113,110	7,600,097	$13.17
Additional shares authorized	20,437,691	—	—
Options and restricted stock units granted	(6,062,088)	—	—			6,062,088	2.86
Options exercised and restricted stock units released	—	(774,983)	0.30			(104,953)	18.65
Options and restricted stock units canceled	868,193	(198,648)	1.26			(669,545)	11.94
Balance at March 31, 2022	66,681,694	26,753,457	$8.06	6.88	$40,977	12,887,687	$8.34

Exercisable at December 31, 2021		13,157,036	$0.15	5.17	$95,946
Exercisable at March 31, 2022		12,842,842	0.16	5.09	36,610
Unvested at December 31, 2021		14,570,052	14.69	8.72	17,164
Unvested at March 31, 2022		13,910,615	15.36	8.53	4,367
The number of unvested stock options as of March 31, 2022 and December 31, 2021 does not include 7.2 million and 8.2 million shares of restricted common stock, respectively, previously issued upon the early exercise of grants by certain executives.
The number of RSUs granted and outstanding does not include 2.0 million performance based RSUs which the Company issued as of March 31, 2022, as the performance-based RSUs are not deemed granted for accounting purposes. The stock option and RSU activity presented in the table above does not include activity related to the 2021 CEO Performance Award and Founders' Option Agreements, both described below.
As of March 31, 2022, unrecognized stock-based compensation expense related to unvested stock options, restricted common stock, RSUs, performance-based RSUs and performance stock units was $177.3 million. The weighted-average period over which such compensation expense will be recognized is 3.24 years.
The aggregate intrinsic value of options exercised was $2.6 million and $7.9 million during the three months ended March 31, 2022 and 2021, respectively.

2021 CEO Performance Award
In September 2021, the Company granted the Company’s Chief Executive Officer (“CEO”), an award of up to 16.1 million performance stock units (the “CEO Performance Award”) under the Company’s 2020 Plan, pursuant to which the CEO may earn one share of the Company’s Class A Common Stock for each performance stock unit that vests based on the achievement of certain Market Capitalization Milestones (as defined in the award agreement for the CEO Performance Award).

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The performance stock units were divided into four tranches, with each tranche corresponding to a Market Capitalization Milestone ranging from two to five times the Company’s market capitalization baseline. Each tranche vested if and when the Company’s market capitalization equals or exceeds the corresponding Market Capitalization Milestone at any point during the seven-year performance period following the grant date (the “Performance Period”). For purposes of determining achievement of the Market Capitalization Milestones, the Company’s market capitalization was calculated based on the trailing 60-trading day volume weighted average price per share (“VWAP”) of the Company’s Class A common stock and the average number of outstanding shares during such period. The Company’s market capitalization baseline was calculated using the trailing 30-trading day VWAP of the Company’s Class A common stock on the grant date and the average number of outstanding shares during such period.
The $70.8 million grant date fair value of the CEO Performance Award was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied.
On March 14, 2022 (“cancellation date”), the Board of Directors of Skillz and the CEO, entered into an agreement to cancel this CEO Performance Award. The Company determined that the cancellation of the CEO Performance Award was a settlement for no consideration and not accompanied by a concurrent grant (or offer to grant) of a replacement award. As a result, the Company recorded the remaining unrecognized compensation costs related to the CEO Performance Award of $65.1 million during three months ended March 31, 2022.
`
Founders’ Option Agreements

In December 2020, the Company entered into option agreements with each of the CEO and CRO (the “Option Agreements”) awarding options to purchase (i) 9,960,000 shares of New Skillz Class B common stock to the CEO and (ii) 2,040,000 shares of Class A common stock to the CRO. The options will vest in three equal increments as follows (i) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the volume weighted average price on the NYSE over a ten (10) trading day period of underlying Skillz Class A common stock (“VWAP”) equals or exceeds 3.0x the VWAP of the shares as of the Closing Date (as defined in the Options Agreements), (ii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 4.0x the VWAP of the shares as of the Closing Date; and (iii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 5.0x the VWAP of the shares as of the Closing Date. The $93.4 million grant date fair value of the Founders’ Options was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The significant inputs to the valuation included the Company’s Class A stock price and the risk-free interest rate as of the grant date, as well as the estimated volatility of the Company’s Class A common stock. For the three months ended March 31, 2022, the Company recognized $4.8 million in compensation expense related to these grants. As of March 31, 2022, the unrecognized stock-based compensation cost related to Founders’ Option Agreements was $68.4 million.
13. Income Taxes

The Company’s (benefit from) provision for income taxes was $(213) thousand and $42 thousand for the three months ended March 31, 2022 and 2021, respectively. This represents an effective tax rate for the respective periods of 0.14% and (0.08)%. The Company has historically been in an overall loss position and is only subject to state and foreign taxes. The Company maintains a full valuation allowance for all of its deferred tax assets. The effective tax rate differs from the federal statutory rate due to the valuation allowance, as well as due to foreign taxes and state taxes.
14. Related-Party Transactions
The Company did not have any material related party transactions in the three months ended March 31, 2022 and 2021.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
15. Net Loss Per Share
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

The following table sets forth the computation of basic and diluted loss per Class A common stock and Class B common stock (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss – basic	$(148,113)	$(53,592)
Denominator:
Weighted average common shares outstanding – basic	401,653,954	356,818,954
Net income (loss) per share attributable to common stockholders – basic	$(0.37)	$(0.15)

Numerator:
Net loss – basic	$(148,113)	$(53,592)
Decrease in fair value of public and private common stock warrant liabilities	—	(3,799)
Net loss – diluted	$(148,113)	$(57,391)
Denominator:
Weighted average common shares outstanding – basic	401,653,954	356,818,954
Incremental common shares from assumed exercise of public and private common stock warrants	—	3,008,695
Weighted average common shares outstanding – diluted	401,653,954	359,827,649
Net loss per share attributable to common stockholders – diluted	$(0.37)	$(0.16)
The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods presented (share numbers are not in thousands).

	As of March 31
	2022	2021
Common stock warrants	4,535,728	8,157,942
Common stock options	33,999,568	51,121,618
Restricted stock units	6,062,088	1,521,335
Total	44,597,384	60,800,895

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
16. Geographical Information
No sales to a country other than the United States accounted for more than 10% of revenue for the three months ended March 31, 2022 or 2021. Revenue, classified by the major geographic areas where the end users were located when they entered paid competitions, was as follows:

	Three Months Ended March 31,
	2022	2021
United States	69,177	72,382
Other countries	24,261	11,295
Total	$93,438	$83,677

Property and equipment, net and operating lease right-of-use assets by geography is as follows:

	March 31,	December 31,
	2022	2021
United States	$18,940	$20,997
Other countries	3,666	3,502
Total	$22,606	$24,499

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Skillz Inc. (for purposes of this section, “Skillz,” “we,” “us” and “our”). MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2021, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part II, Item 1A, “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Skillz was founded in 2012 by Andrew Paradise and Casey Chafkin with the vision to make eSports accessible to everyone possible. As of the three months ended March 31, 2022, the platform had 3.2 million monthly active users (“MAUs”) and hosts an average of over 6 million daily tournaments, including 2 million paid entry daily tournaments, offering over $150 million in prizes each month. As of March 31, 2022, we had over 10,000 registered game developers on our platform that have launched a game integration.
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
Historically, our top games and related developers have accounted for a substantial portion of our revenue. For the three months ended March 31, 2022, the game and 2021, the games Solitaire Cube, 21 Blitz (each developed by Tether Studios, LLC (“Tether”)) and Blackout Bingo (developed by Big Run Studios Inc. (“Big Run”)) combined accounted for 71% and 76% of our revenue, respectively. For the three months ended March 31, 2022 and 2021 Tether accounted for 38% and 42% of our revenue, respectively. For the three months ended March 31, 2022 and 2021 Big Run accounted for 42% and 41% of our revenue, respectively.
Our top titles rotate over time as more games generate success on the Skillz platform. In the three months ended March 31, 2022, the number of games that generated over $1 million of annualized GMV grew 8% to 43 from 40 in the three months ended March 31, 2021. GMV represents entry fees that may be paid using cash deposits, prior cash winnings that have not been withdrawn, and end-user incentives.

In addition to growing the number of games experiencing success on our platform, we have historically increased the number of users on our platform and improved the rate of conversion of such users to paying users. For the three months ended March 31, 2022 and 2021, we served 3.2 million and 2.7 million MAUs, respectively, and had ARPU of $9.65 and $10.35, respectively. We monitor the conversion of users to paying users based on the ratio of Paying MAU to MAU. For the three months ended March 31, 2022 and 2021, our Paying MAU to MAU ratio was 18% and 17%, respectively, our Paying MAU was 0.6 million and 0.5 million, respectively and our monthly ARPPU was $54.70 and $59.80, respectively.
On July 16, 2021, the Company completed the acquisition of Aarki, Inc. (“Aarki”) and acquired 100% of the outstanding equity and voting interest of Aarki under the terms of the Agreement and Plan of Merger. The Company paid $162.3 million in consideration comprised of $95.3 million in cash and the remaining $67.1 million comprised of 4.4 million shares of Skillz Class A common stock to the existing Aarki stockholders. The addition of Aarki’s technology-driven marketing platform will result in significant efficiencies in user-acquisition costs, which can be reinvested to acquire more users to accelerate growth and provide a broader product offering, including media buying capabilities to better serve game developers. The financial results of Aarki have been included in the Company’s condensed consolidated financial statements since the date of the acquisition.
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

Our platform allows users to participate in fair competition, while rewarding developers who create games that keep players engaged. We generate revenue by receiving a percentage of player entry fees in paid contests, after deducting end-user prize money (i.e. winnings from the Competitions), end-user incentives accounted for as reduction of revenue and the profit share paid to developers (the “Take Rate”). GMV represents entry fees that may be paid using cash deposits, prior cash winnings that have not been withdrawn, and end-user incentives. Cash deposits represented approximately 11% of total entry fees for the three months ended March 31, 2022 and 2021. Prior cash winnings that have not been withdrawn represented approximately 81% and 82% of total entry fees the three months ended March 31, 2022 and 2021 respectively. End-user incentives represented approximately 8% and 7% of total entry fees for the three months ended March 31, 2022 and 2021. Our model has allowed us to grow users, developers and revenue steadily while driving meaningful operating leverage.
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
•Product-first philosophy and data science capabilities — We have built a culture that puts product first, driving our impact with users and developers and then scaling marketing investment. For the three months ended March 31, 2022, 48% of our salary costs were spent on product development. Our easy-to-integrate SDK contains over 200 features in a less than 16-MB package which allows for over-the-air upgrades. Our intuitive Developer Console dashboard enables our developers to rapidly integrate and monitor the performance of their games. Our LiveOps system enables us to manage and optimize the user experience across the thousands of games on our platform. We collect over 300 data points during each gameplay session to feed our big data assets which augment all elements of our platform. Our key data science technologies drive our player rating and matching, anti-cheat and anti-fraud, and user experience personalization engine.
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
We expect our general and administrative expenses, excluding impact of the CEO award cancellation of performance stock units to stock based compensation expenses, to increase for the foreseeable future as we scale headcount with the growth of our business, and as a result of operating as a public company, including compliance with the rules and regulations of the SEC, legal, audit, additional insurance expenses, investor relations activities, and other administrative and professional services.
Results of Operations
The following table sets forth a summary of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2022	2021
Revenue	$93,438	$83,677
Costs and expenses:
Cost of revenue	9,265	4,256
Research and development	18,653	7,282
Sales and marketing	117,332	96,323
General and administrative	92,792	27,284
Total costs and expenses	238,042	135,145
Loss from operations	(144,604)	(51,468)
Interest expense, net	(8,157)	(24)
Change in fair value of common stock warrant liabilities	4,462	(2,108)
Other (expense) income, net	(27)	50
Loss before income taxes	(148,326)	(53,550)
(Benefit from) provision for income taxes	(213)	42
Net loss	$(148,113)	$(53,592)
Net loss per share attributable to common stockholders:
Basic	$(0.37)	$(0.15)
Diluted	$(0.37)	$(0.16)
Weighted average shares outstanding:
Basic	401,653,954	356,818,954
Diluted	401,653,954	359,827,649

Revenue

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2022	2021
Revenue	$93,438	$83,677	12%
Revenue increased by $9.8 million, or 12%, to $93.4 million in the three months ended March 31, 2022 from $83.7 million in the three months ended March 31, 2021. The increase was attributable primarily to revenue from Aarki which was acquired in July of 2021, and an increase in live event tournament revenue, which reflects the Company's strategic focus on increasing the frequency of live events to increase end-user retention and to incentive deposits to continue to participate in such events.
Cost of Revenue

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2022	2021
Cost of revenue	$9,265	$4,256	118%

Cost of revenue increased by $5.0 million, or 118%, to $9.3 million in the three months ended March 31, 2022 from $4.3 million in the three months ended March 31, 2021. The increase in cost of revenue was primarily driven by server expense attributed to the acquisition of Aarki and the amortization of acquired developed technology intangible assets. Cost of revenue as a percentage of revenue increased to 10% in the three months ended March 31, 2022 compared to 5% in the three months ended March 31, 2021.
Research and Development

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2022	2021
Research and development	$18,653	$7,282	156%
Research and development costs increased by $11.4 million, or 156%, to $18.7 million in the three months ended March 31, 2022 from $7.3 million in the three months ended March 31, 2021. The increase was primarily driven by a $6.5 million increase in research and development headcount costs, of which $5.1 million related to salaries and bonuses due to an increase in headcount from the acquisition of Aarki, and a $2.4 million increase related to stock-based compensation. Research and development expenses accounted for 20% of revenue in the three months ended March 31, 2022 compared to 9% in the three months ended March 31, 2021.
Sales and Marketing

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2022	2021
Sales and marketing	$117,332	$96,323	22%
Sales and marketing costs increased by $21.0 million, or 22%, to $117.3 million in the three months ended March 31, 2022 from $96.3 million in the three months ended March 31, 2021. The increase was attributable primarily to a 10% increase in spend to acquire new paying users and a 17% increase in engagement marketing spend. User acquisition marketing costs were $59.7 million and $54.2 million in three months ended March 31, 2022 and 2021, respectively. Engagement marketing costs were $42.1 million and $36.0 million in the three months ended March 31, 2022 and 2021, respectively. Engagement marketing as a percentage of revenue increased to 45% in the three months ended March 31, 2022 from 43% in the three months ended March 31, 2021, respectively. This increase reflects investments in marketing programs that resulted in an increase in our engagement marketing cost per user in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

General and Administrative

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2022	2021
General and administrative	$92,792	$27,284	240%
General and administrative costs increased by $65.5 million, or 240%, to $92.8 million in the three months ended March 31, 2022 from $27.3 million in the three months ended March 31, 2021. The increase was primarily driven by a $65.5 million increase in stock-based compensation expense, which includes $65.1 million related to the cancellation of performance stock units previously granted to the CEO without the concurrent grant or offer of a replacement award. General and administrative expenses accounted for 99% of revenue in the three months ended March 31, 2022 compared to 33% in the three months ended March 31, 2021.
Interest expense, net

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2022	2021
Interest expense, net	$(8,157)	$(24)	NM
Interest expense, net increased by $8.1 million to $8.2 million in the three months ended March 31, 2022 from $24 thousand in the three months ended March 31, 2021. The increase was due to interest expense related to our senior secured notes issued in December 2021.
Change in fair value common stock of warrant liabilities

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2021	2020
Change in fair value of common stock warrant liabilities	4,462	(2,108)	NM
The change in fair value of warrant liabilities was due to the decrease in the estimated fair value of the Private Common Stock Warrants.
Other (expense) income, net

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2022	2021
Other (expense) income, net	$(27)	$50	NM

Other income, net decreased by $77 thousand, to $27 thousand in the three months ended March 31, 2022 from $0.1 million in the three months ended March 31, 2021. The decrease was primarily driven by expense related the realized losses in foreign currency transactions in three months ended March 31, 2021.
(Benefit from) provision for income taxes

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2022	2021
(Benefit from) provision for income taxes	$(213)	$42	NM
(Benefit from) provision for income taxes increased by $255 thousand to a (benefit from) income taxes of $213 thousand in the three months ended March 31, 2022 from a provision for income taxes of $42 thousand in the three months ended March 31, 2021. The increase was primarily driven by the reversal of net deferred tax liabilities related to the acquisition of Aarki.

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
Adjusted EBITDA
“Adjusted EBITDA” is defined as net income (loss), excluding interest income (expense); change in fair value of common stock warrant liabilities; other (expense) income, net; (benefit from) provision for income tax; depreciation and amortization; stock-based compensation expense and related payroll tax expense; and certain other non-cash or non-recurring items impacting net income (loss) from time to time, including, but not limited to acquisition related expenses for transaction costs and loss contingency accruals, as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
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
The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(148,113)	$(53,592)
Interest expense, net	8,157	24
Stock-based compensation(3)	77,925	10,945
Change in fair value of common stock warrant liabilities	(4,462)	2,108
(Benefit from) provision for income taxes	(213)	42
Depreciation and amortization	5,539	555
Other expense (income), net	27	(50)
One-time nonrecurring expenses (1) (2)	119	8,839
Adjusted EBITDA	$(61,021)	$(31,129)
(1)For the three months ended March 31, 2022, amounts represent one-time nonrecurring expenses related to IPO bonuses for certain employees.
(2)For the three months ended March 31, 2021, amounts represent transaction expenses related to the follow-on offering.
(3)For the three months ended March 31, 2022, amount includes stock-based compensation recognized for the cancellation of the Chief Executive Officer’s award of 16,119,540 performance share units granted on September 14, 2021 (the “CEO Performance Stock Units”). Please refer to Note 12, Stock-Based Compensations for more details.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sales of capital stock. As of March 31, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $114.6 million, which are primarily invested in money market funds and marketable securities with maturities of less than three months, and marketable securities in the amount of $539.3 million.
As of March 31, 2022, the Company had 4,535,728 Private Warrants outstanding. During the three months ended March 31, 2022, there was no exercise of any Private Warrants.
In December 2021, the Company offered $300 million in aggregate principal senior secured notes due 2026 in a private offering. The notes were sold in a private placement to qualified institutional buyers. Annual interest started to accrue from December 20, 2021 at a stated rate of 10.25%, and will be payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The notes will mature on December 15, 2026. We intend to use the net proceeds from the offering for general corporate purposes, which may include potential investments in or acquisitions of other companies, products, or technologies that we may identify in the future. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, make certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants applicable to the notes as of March 31, 2022.
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
The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(83,450)	$(39,153)
Net cash used in investing activities	$(40,744)	$(659)
Net cash provided by (used in) financing activities	$(2,580)	$389,662
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

Net cash used in operating activities was $83.5 million for the three months ended March 31, 2022. The most significant component of our cash used during this period was a net loss of $148.1 million , which included non-cash expenses of $77.9 million related to stock-based compensation, including $65.1 million related to the cancellation of performance stock units granted to our CEO, non-cash income of $4.5 million for the change in fair value related to Private Common Stock Warrants, $5.5 million related to depreciation and amortization, and net cash outflows of $15.8 million from changes in operating assets and liabilities. The net cash outflows from changes of operating assets and liabilities were primarily the result of an increase in prepaid expense and other assets of $5.7 million, a decrease in accounts payable of $5.6 million, and a decrease in other liabilities of $4.9 million.
Cash Flows from Investing Activities

Net cash used in investing activities was $40.7 million for the three months ended March 31, 2022. The net cash used in investing activities included $149.5 million for purchases of marketable securities, partially offset by $25.6 million in proceeds from sales of marketable securities and $83.3 million in proceeds from maturities of marketable securities.

Cash Flows from Financing Activities
Net cash used in financing activities was $2.6 million for three months ended March 31, 2022, which was primarily due to $2.0 million in payments for debt issuance costs.
Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations.

Leases

We have operating lease arrangements for office space, and finance lease agreements for certain network equipment. As of March 31, 2022, we had lease payment obligations of $26.1 million, of which $5.7 million payable within 12 months.

Secured Notes and Term Loan

Refer to “Liquidity and Capital Resources” under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-Q for more information.
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
Critical Accounting Policies and Estimates
See critical accounting policies and estimates in our Form 10-K filed March 1, 2022 as there have been no material changes.
Recent Accounting Pronouncements
See Note 2 to our condensed consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, as well as risks to the availability of funding sources.
Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022, we had cash and cash equivalents of $114.6 million, which consisted of money market fund accounts and commercial papers for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of March 31, 2022, we had marketable securities of $539.3 million, which primarily consisted of U.S government, corporate debt securities, asset backed securities, commercial paper, and debt instruments issued by foreign governments, for which the fair market value would be affected by changes in the general level of interest rates. We limit the amount of credit exposure to any one issuer. Our investments carry a degree of interest rate risk. However, due to the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.
Foreign Currency Risk
There was no material foreign currency risk for the three months ended March 31, 2022 and 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of previously disclosed material weaknesses in our internal control over financial reporting as described below.

Notwithstanding the material weaknesses, management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Form 10-Q, in conformity with GAAP.

Material Weaknesses

As previously disclosed in our management’s report on internal control over financial reporting within the Form 10-K for the year ended December 31, 2021, we identified material weaknesses in our internal control over financial reporting with respect to the following:

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

Remediation of Material Weaknesses

During the three months ended March 31, 2022, we continued to design and implement internal control measures to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts included a number of actions:
•ITGC: We are continuing to design and implement improved processes and controls for requesting, authorizing, and reviewing user access to key information systems which impact our financial reporting. This includes the addition of new control activities associated with user access provisioning within our key applications, as well as certain controls which review user access and activity logs. Additionally, we are redesigning our permissions associated with role-based access to our general ledger as well as designing and implementing compensating controls. We also are designing and implementing improved processes and controls over program changes within our key information systems which impact our financial reporting.
•Management Review Controls: We continue to reinforce management review control training for our accounting department to strengthen documentation and retention of evidence to be commensurate with risks associated with accounting processes involving complexity, subjectivity, and estimation uncertainties for specific transactions.

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

Changes in Internal Control over Financial Reporting

Other than the significant changes noted above associated with the material weaknesses and corresponding remediation procedures as described above, there was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15b-15(d) of the Exchange Act during the first quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
Refer to note 9, “Contingencies and Commitments,” in this Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.1	Form of Performance-Based Restricted Stock Unit Award Agreement
10.2	Transition and Release Agreement dated May 4, 2021, between the Company and Scott Henry
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**Submitted electronically with the report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the sixth day of May, 2022.

SKILLZ INC.

By:	/s/ Andrew Paradise
Name:	Andrew Paradise
Title:	Chief Executive Officer and Chairman