Form 10-Q
period 2022-06-30
Skillz Inc.
filed 2022-08-04
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of August 1, 2022, the registrant had outstanding 350,456,300 shares of Class A common stock and 68,717,138 shares of Class B common stock.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as supplemented by our other Securities and Exchange Commission filings, including among other things:
•The success of our business depends on our ability to attract and retain end-users, and do so in a cost-effective manner.
•It is becoming increasingly difficult and more expensive to attract and retain players for the games on our platform, and we may not achieve a positive return on our user acquisition and retention efforts.
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
•Failure to timely and effectively remediate the material weaknesses in our internal controls over financial reporting could adversely affect investor confidence in us and adversely affect our business and financial condition.
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

PART I
ITEM 1. FINANCIAL STATEMENTS
SKILLZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except for number of shares and par value per share amounts)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$169,989	$241,332
Marketable securities, current	300,479	319,055
Accounts receivable, net	10,630	13,497
Prepaid expenses and other current assets	21,414	16,704
Total current assets	502,512	590,588
Property and equipment, net	7,096	9,988
Operating lease right-of-use assets, net	13,314	14,511
Marketable securities, non-current	119,145	182,629
Non-marketable equity securities	55,649	55,649
Intangible assets, net	70,995	79,137
Goodwill	86,436	86,845
Other long-term assets	3,756	3,478
Total assets	$858,903	$1,022,825
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,695	$19,753
Operating lease liabilities, current	1,846	2,110
Other current liabilities	54,838	64,969
Total current liabilities	58,379	86,832
Operating lease liabilities, non-current	12,744	13,567
Common stock warrant liabilities, non-current	808	6,293
Long-term debt, non-current	280,905	278,889
Other long-term liabilities	1,180	13,544
Total liabilities	354,016	399,125
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock $0.0001 par value; 10 million shares authorized — 0 issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock $0.0001 par value; 625 million shares authorized; Class A common stock – 500 million shares authorized; 350 million and 340 million shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; Class B common stock – 125 million shares authorized; 69 million shares issued and outstanding as of June 30, 2022 and December 31, 2021	41	40
Additional paid-in capital	1,136,133	1,043,600
Accumulated other comprehensive loss	(2,871)	(248)
Accumulated deficit	(628,416)	(419,692)
Total stockholders’ equity	504,887	623,700
Total liabilities and stockholders’ equity	$858,903	$1,022,825
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$73,335	$89,491	$166,773	$173,168
Costs and expenses:
Cost of revenue	9,020	4,386	18,285	8,642
Research and development	18,529	10,140	37,182	17,422
Sales and marketing	73,185	99,523	190,517	195,846
General and administrative	26,712	25,432	119,504	52,716
Total costs and expenses	127,446	139,481	365,488	274,626
Loss from operations	(54,111)	(49,990)	(198,715)	(101,458)
Interest expense, net	(7,596)	(25)	(15,753)	(49)
Change in fair value of common stock warrant liabilities	1,023	(29,595)	5,485	(31,703)
Other income (expense), net	(82)	80	(108)	130
Loss before income taxes	(60,766)	(79,530)	(209,091)	(133,080)
Provision for (benefit from) income taxes	(155)	65	(367)	107
Net loss	$(60,611)	$(79,595)	$(208,724)	$(133,187)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.21)	$(0.52)	$(0.36)
Weighted average shares outstanding:
Basic and diluted	408,157,735	385,945,332	404,923,522	371,519,800

Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	(577)	—	(2,623)	—
Total other comprehensive loss:	(577)	—	(2,623)	—
Comprehensive loss	$(61,188)	$(79,595)	$(211,347)	$(133,187)
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except for number of shares)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	369,797,524	$37	$295,065	$—	$(238,315)	$56,787
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	268,426	—	12	—	—	12
Issuance of common stock upon exercise of warrants and other, net	—	—	8,741,863	—	172,519	—	—	172,519
Net cash contributions from follow-on offering	—	—	17,000,000	2	402,238	—	—	402,240
Stock-based compensation	—	—	—	—	10,945	—	—	10,945
Net income	—	—	—	—	—	—	(53,592)	(53,592)
Balance at March 31, 2021	—	—	395,807,813	39	880,779	—	(291,907)	588,911
Issuance of common stock upon exercise of stock options	—	—	235,054	—	97	—	—	97
Issuance of common stock upon exercise of warrants and other, net	—	—	628,576	—	9,625	—	—	9,625
Net cash contributions from follow-on offering	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	15,774	—	—	15,774
Net income	—	—	—	—	—	—	(79,595)	(79,595)
Balance at June 30, 2021	—	$—	396,671,443	$39	$906,275	$—	$(371,502)	$534,812

Balance at December 31, 2021	—	$—	408,753,837	$40	$1,043,600	$(248)	$(419,692)	$623,700
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	879,936	—	236	—	—	236
Stock-based compensation	—	—	—	—	77,925		—	77,925
Other comprehensive loss	—	—	—	—	—	(2,046)	—	(2,046)
Other, net	—	—	—	—	(64)	—	—	(64)
Net loss	—	—	—	—	—	—	(148,113)	(148,113)
Balance at March 31, 2022	—	—	409,633,773	40	1,121,697	(2,294)	(567,805)	551,638
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	9,499,536	1	616	—	—	617
Stock-based compensation	—	—	—	—	13,820		—	13,820
Other comprehensive loss	—	—	—	—	—	(577)	—	(577)
Net loss	—	—	—	—	—	—	(60,611)	(60,611)
Balance at June 30, 2022	—	$—	419,133,309	$41	$1,136,133	$(2,871)	$(628,416)	$504,887

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net loss	$(208,724)	$(133,187)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,384	1,102
Stock-based compensation	91,745	26,719
Accretion of unamortized debt discount and amortization of debt issuance costs	2,016	19
Amortization of premium (accretion of discount) for marketable securities	2,781	—
Deferred income taxes	(479)	—
Change in fair value of common stock warrant liabilities	(5,485)	31,703
Changes in operating assets and liabilities:
Accounts receivable, net	2,867	—
Prepaid expenses and other assets	(5,076)	(4,417)
Operating lease right-of-use assets	1,197	(13,196)
Accounts payable	(17,223)	(2,701)
Operating lease liabilities	(1,087)	14,172
Other accruals and liabilities	(18,930)	14,796
Net cash used in operating activities	(145,014)	(64,990)
Investing Activities
Purchases of property and equipment, including internal-use software	(346)	(1,508)
Investment in non-marketable equity securities	—	(2,000)
Purchases of marketable securities	(327,504)	—
Proceeds from maturities of marketable securities	325,078	—
Proceeds from sales of marketable securities	79,084	—
Net cash provided by (used in) investing activities	76,312	(3,508)
Financing Activities
Principal payments on finance leases obligations	(1,495)	—
Payments for debt issuance costs	(1,998)	—
Proceeds from issuance of common stock in follow-on offering, net of underwriting commissions, and offering costs	—	402,139
Payments made towards deferred offering costs	—	(13,221)
Net proceeds from exercise of stock options and issuance of common stock	852	109
Proceeds from exercise of common stock warrants, net of redemptions	—	109,521
Net cash provided by (used in) financing activities	(2,641)	498,548
Net change in cash, cash equivalents and restricted cash	(71,343)	430,050
Cash, cash equivalents and restricted cash – beginning of year	244,252	265,648
Cash, cash equivalents and restricted cash – end of period	$172,909	$695,698
Supplemental cash flow data:
Cash paid during the period for:
Interest	$15,097	$30
Noncash investing and financing activities:
Deferred offering costs and issuance costs in accounts payable and accrued liabilities	$(7)	$725
Warrant exercise receivable	$—	$1,185
Warrant liability reclassified to additional paid-in capital	$—	$71,640
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

Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022.
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
Revenue is recognized at the time the performance obligation is satisfied by transferring control of the promised service in an amount that reflects the consideration that the Company expects to receive in exchange for the Monetization Services. The Company recognizes revenue upon completion of a game, which is when its performance obligation to the game developer is satisfied. The Company does not have contract assets or contract liabilities as the payment of the transaction price is concurrent with the fulfillment of the services. At the time of game completion, the Company has the right to receive payment for the services rendered. The Company’s agreements with game developers can generally be terminated for convenience by either party upon thirty days prior written notice, and in certain of the Company’s larger developer agreements, the developer, if required by the Company, must continue to make its games available on the platform for a period of up to twelve months. As the Company is able to terminate the developer agreements at its convenience, the Company has concluded the contract term for revenue recognition does not extend beyond the contractual notification period. The Company did not have any transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) as of June 30, 2022 and 2021.
Games provided by two developer partners, accounted for 38% and 42% of the Company’s revenue from Monetization Services in the three and six months ended June 30, 2022, respectively, and 42% and 40% of the Company’s revenue from Monetization Services in the three and six months ended June 30, 2021, respectively.
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
For the three months ended June 30, 2022 and 2021, the Company recognized a reduction of revenue of $13.1 million and $18.7 million, respectively, related to these end-user incentives. For the six months ended June 30, 2022 and 2021, the Company recognized a reduction of revenue of $29.4 million and $36.2 million, respectively, related to these end-user incentives.
•Marketing promotions accounted for as sales and marketing expense. When the Company concludes that the game developers do not have a valid expectation that the rewards and awards will be offered to end-users to engage on the platform, the Company records the engagement marketing expenses as sales and marketing expense. The Company’s assessment is based on an evaluation of all information reasonably available to the game developers regarding the Company’s customary business practices, published policies and specific statements. These promotions are offered to end-users to draw, re-engage, or generally increase end-users’ use of the Company’s platform.

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

For the three months ended June 30, 2022 and 2021, the Company recognized sales and marketing expense of $26.5 million and $42.0 million, respectively, related to these end-user incentives. For the six months ended June 30, 2022 and 2021, the Company recognized sales and marketing expense of $63.5 million and $75.3 million, respectively, related to these end-user incentives.
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
Total engagement marketing accounted for as sales and marketing expense recognized in three months ended June 30, 2022 and 2021 was $30.4 million and $44.9 million, respectively. Total engagement marketing accounted for as sales and marketing expense recognized in the six months ended June 30, 2022 and 2021 was $72.5 million and $80.9 million, respectively.

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
A reconciliation of the Company’s cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows is as follows:

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$169,989	$241,332
Restricted cash	2,920	2,920
Cash, cash equivalents and restricted cash	$172,909	$244,252

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

Accounts Receivable, Net
Accounts receivable, net, is comprised of trade accounts receivable recorded at the invoiced amounts for programmatic media campaigns, net of an allowance for credit losses. The allowance for credit losses is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when there are specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. At June 30, 2022, the Company’s allowance for credit losses on accounts receivable was not significant to the condensed consolidated financial statements.

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

Advertising and Promotional Expense

Advertising and promotional expenses are included in sales and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and are expensed when incurred. Excluding marketing promotions related to the Company’s end-user incentive programs, advertising expenses were $30.7 million and $47.1 million for the three months ended June 30, 2022 and 2021, respectively, and $90.4 million and $101.6 million for the six months ended June 30, 2022 and 2021, respectively.
Public and Private Common Stock Warrant Liabilities
As part of the Company’s initial public offering, it issued to third party investors 69.0 million units, consisting of one share of Class A common stock and one-fourth of one warrant, at a price of $10.00 per unit. Each whole warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously, the Company completed the private sale of 10,033,333 warrants at a purchase price of $1.50 per warrant (the “Private Warrants”) of which 5,016,666 Private Warrants were subsequently forfeited. Each Private Warrant allows the holder to purchase one share of Class A common stock at $11.50 per share. There were zero Public Warrants and 4,535,728 Private Warrants outstanding as of June 30, 2022.
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
The Company has primarily granted restricted stock units (“RSUs”), which have a service-based vesting condition over a four-year period, to its employees and members of the Board of Directors since the start of 2021. The Board of Directors determines the fair value of each share of underlying common stock based on the closing price of the Company's common stock on the date of the grant.
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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. During the three and six months ended June 30, 2022, the Company continued to operate as a single operating and reportable segment as the CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocation of resources, and evaluating financial performance.

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
The following table presents details of changes to the Company’s goodwill balance for the six months ended June 30, 2022:

Goodwill
Balance at December 31, 2021	$86,845
Goodwill adjustment	(409)
Balance as of June 30, 2022	$86,436

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
4. Balance Sheet Components

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Credit card processing reserve	$11,266	$9,527
Prepaid expenses	8,798	5,681
Other current assets	1,350	1,496
Prepaid expenses and other current assets	$21,414	$16,704
Intangible Assets, Net
The components of intangible assets consisted of the following as of June 30, 2022:

	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	7.08	$60,400	$(7,235)	$53,165
Customer relationships	2.08	26,200	(8,370)	17,830
Trademark and trade name	0.00	200	(200)	—
Intangible assets, net		$86,800	$(15,805)	$70,995
The following table sets forth the activity related to finite-lived intangible assets:

Six Months Ended June 30,
2022
Beginning balance at December 31, 2021	$79,137
Amortization	(8,142)
Ending balance at June 30, 2022	$70,995
The following table summarizes amortization expense associated with finite-lived intangible assets recognized in the condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2022 as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Cost of revenue	$1,888	$3,775
Sales and marketing	2,183	4,367
Total amortization expense	$4,071	$8,142

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The following table outlines the estimated future amortization expense related to finite intangible assets as of June 30, 2022:

2022	$8,142
2023	16,283
2024	12,281
2025	7,550
2026	7,550
Thereafter	19,189
Total	$70,995
Other Current Liabilities
Other current liabilities consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
Accrued sales and marketing expenses	$9,502	$28,895
Accrued compensation	11,319	12,108
Accrued publisher fees	7,820	3,912
End-user liability, net	1,346	4,118
Accrued developer revenue share	1,087	1,655
Short-term lease obligation	1,624	2,447
Accrued legal expenses	14,993	5,126
Accrued interest expense	1,281	956
Other accrued expenses	5,866	5,752
Other current liabilities	$54,838	$64,969
5. Restructuring
In the second quarter of 2022, the Company approved and implemented a restructuring plan to realign resources and reduce operating costs. As a result, during the three months ended June 30, 2022, the Company recorded restructuring charges of $2.7 million, primarily consisting of severance and continuation of health insurance benefits. The Company will continue to incur restructuring charges in the second half of fiscal year 2022; however they are not expected to be material.
The table below summarizes the restructuring charges recognized on the condensed consolidated statement of operations and comprehensive loss for the three months ended June 30, 2022 as follows:

Three Months Ended June 30, 2022
Research and development	$830
Sales and marketing	787
General and administrative	1,048
Total	$2,665

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

The table below summarizes the activity and balance of accrued restructuring, which is included in “Other current liabilities” in the condensed consolidated balance sheet:

Restructuring Accrual
Employee termination benefits	$2,933
Cash payments	(1,739)
Restructuring liability as of June 30, 2022	$1,194
6. Fair Value Measurements
As of June 30, 2022 and December 31, 2021, the recorded values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.

Cash and cash equivalents held by the Company as of June 30, 2022 and December 31, 2021 were $170.0 million and $241.3 million, respectively, and were comprised of cash on hand, money market funds, and highly liquid investments with original contractual maturity dates of three months or less. Cash and money market funds are classified within Level 1 of the fair value hierarchy. Highly liquid investments such as commercial papers and corporate bonds are classified within Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-Sale Investments
Asset backed securities	$—	$97,733	$—	$97,733
Corporate notes and bonds	—	174,340	—	174,340
Commercial paper	—	159,030	—	159,030
Foreign government securities	—	15,025	—	15,025
US Government Securities	30,979	15,452	—	46,431
Total assets	$30,979	$461,580	$—	$492,559
Liabilities:
Private Common Stock Warrants	$—	$—	$808	$808
Total liabilities	$—	$—	$808	$808

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-Sale Investments
Asset backed securities	$—	$111,552	$—	$111,552
Certificates of deposits	—	6,002	—	6,002
Corporate notes and bonds	—	206,989	—	206,989
Commercial paper	—	109,391	—	109,391
Foreign government securities	—	8,181	—	8,181
US Government Securities	86,787	—	—	86,787
Total assets	$86,787	$442,115	$—	$528,902
Liabilities:
Private Common Stock Warrants	$—	$—	$6,293	$6,293
Total liabilities	$—	$—	$6,293	$6,293

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

The following is a rollforward of balances for Private Warrants:

Private Warrants
Balance at December 31, 2021	$6,293
Fair market value adjustment	(5,485)
Balance as of June 30, 2022	$808

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
7. Investments

Investment Components

The components of investments were as follows:

	As of June 30, 2022
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset backed securities	$98,189	$3	$(459)	$97,733	$—	$5,848	$91,885
Corporate notes and bonds	176,439	—	(2,100)	174,339	—	147,079	27,260
Commercial paper	159,167	—	(136)	159,031	67,436	91,595	—
Money market funds	37,023	—	—	37,023	37,023	—	—
Foreign government securities	15,198	—	(173)	15,025	—	15,025	—
US government and agency securities	46,437	—	(6)	46,431	5,499	40,932	—
Total investments	$532,453	$3	$(2,874)	$529,582	$109,958	$300,479	$119,145

	As of December 31, 2021
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset backed securities	$111,619	$1	$(68)	$111,552	$—	$5,372	$106,180
Certificates of deposits	6,002	—	—	6,002	—	6,002	—
Corporate notes and bonds	207,169	21	(201)	206,990	3,026	132,688	71,276
Commercial paper	109,391	—	—	109,391	24,193	85,198	—
Money market funds	51,768	—	—	51,768	51,768	—
Foreign government securities	8,186	—	(5)	8,181	—	3,008	5,173
US government securities	86,783	4	—	86,787	—	86,787	—
Total investments	$580,918	$26	$(274)	$580,671	$78,987	$319,055	$182,629

Non-marketable equity securities are investments in privately held companies without readily determinable fair values. The carrying value of the Company’s investments without readily determinable fair values was $55.6 million as of June 30, 2022 and December 31, 2021, and was classified within “Investments in non-marketable equity securities” in the condensed consolidated balance sheets. The Company did not record any adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative, and did not recognize any gains or losses related to the sale of non-marketable equity securities in the three and six months ended June 30, 2022.

Unrealized Losses on Marketable Securities

The Company did not have any marketable securities with unrealized losses for more than 12 months. Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Marketable Securities Maturities

	Adjusted	Estimated
	Cost Basis	Fair Value
June 30, 2022
Due in one year or less	$302,399	$300,479
Due after one year through five years	120,076	119,145
Total	$422,475	$419,624

8. Long-Term Debt

Components of long-term debt were as follows as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021
2021 Senior Secured Notes	$300,000	$300,000
Unamortized discount and issuance costs	(19,095)	(21,111)
Net carrying amount	$280,905	$278,889
Current portion of long-term debt	$—	$—
Non-current portion of long-term debt	$280,905	$278,889

2021 Senior Secured Notes

In December 2021, the Company entered into a $300 million 10.25% secured notes in a private placement to certain institutional buyers. The interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The effective interest rate on the notes is 12.14%. The notes will mature on December 15, 2026 unless repurchased or redeemed earlier. The secured notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with our affiliates, as well as certain other financial covenants. The Company was in compliance with all covenants as of June 30, 2022.

In accounting for the senior secured notes, unamortized discount and issuance costs were deducted from the carrying value in the condensed consolidated balance sheet. Issuance costs will be recognized as interest expense over the five-year term of the senior secured notes. The senior secured notes are classified as Level 2 financial instruments, and its fair value is presented for disclosure purposes only. The Company determined the fair value of the notes is $207 million as of June 30, 2022 based on secondary market quotes.

Interest is paid semi-annually. Accrued interest as of June 30, 2022 was $1.3 million, and was recorded within other current liabilities in the Company’s condensed consolidated balance sheets. As of June 30, 2022, $14.9 million cash has been paid for interest.

The following table outlines maturities of the principle related to the Company’s long-term debt, including the current portion, as of June 30, 2022:

Amount
2022 (excluding the six months ended June 30, 2022)	$—
2023	—
2024	—
2025	—
2026	300,000
Total	$300,000

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
9. Leases

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

The Company adopted Accounting Standards Update 2016-02, Leases (“ASC 842”), which supersedes the guidance in Accounting Standards Codification (“ASC”) 840, Leases (“ASC 840”), effective January 1. 2021. As the Company elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jumpstart Our Business Startups Act of 2012, ASU 842 was not adopted until the fourth quarter of 2021. The comparative information for the three and six months ended June 30, 2021 have been adjusted to reflect impact of the adoption of ASC 842 as of January 1, 2021. The adoption did not impact the Company’s prior year consolidated statements of operations and comprehensive loss and statements of stockholders’ equity for the three and six-month periods ended June 30, 2021. There was no impact on the Company’s prior year total cash used in operating activities in the Company’s condensed consolidated statement of cash flows; however, the Company has adjusted the operating lease right-of-use assets ($13.2 million decrease), operating lease liabilities ($14.2 million increase) and other accruals and liabilities ($1.0 million decrease) line items within changes in operating assets and liabilities in our condensed consolidated statement of cash flows for the six months ended June 30, 2022 included herein.

As of June 30, 2022, the Company does not have additional operating and finance leases not yet commenced.

10. Commitments and Contingencies
Legal Matters
The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course and conduct of its business and has certain unresolved claims pending, the outcomes of which are not determinable at this time. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters, other than as disclosed herein, is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of June 30, 2022. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, except as set forth herein, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss.

On May 15, 2019, a former employee of the Company filed a suit against the Company in the San Francisco Superior Court in California for claims including breach of contract, retaliation and wrongful termination. The case was tried in August and September 2021. The jury found in favor of the former employee and rendered a verdict against the Company for $11.6 million in compensatory damages, and the Company recorded a loss contingency accrual and corresponding general and administrative expenses in such amount in the third quarter of 2021. In April 2022, the judge in the case determined, in light of the Company’s post-verdict motions, that the instructions given to the jury at trial were defective. Accordingly, the judge ordered a new trial on damages or, alternatively, permitted the plaintiff accept a reduced verdict in the amount of $4.35 million. On May 25, 2022, the Company filed an appeal from the judgment seeking, in part, entry of judgment in the Company's favor notwithstanding the verdict. The plaintiff accepted the reduced verdict, and filed an appeal from the judgment on June 7, 2022, seeking in part, to reinstate the jury's original verdict.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
11. Common Stock Warrants
As of June 30, 2022, the Company had zero Public Warrants and 4,535,728 Private Warrants outstanding. During the six months ended June 30, 2022, there were no Private Warrants exercised.
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
As of June 30, 2022, the Company has authorized a total of 635 million shares, consisting of 500 million shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), 125 million shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), and 10 million shares of preferred stock, par value $0.0001 per share (“preferred stock”).

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
In March 2021, the Company completed an underwritten public offering of its Class A common stock and issued 17,000,000 shares of Class A common stock, for an aggregate purchase price of $408.0 million, before issuance costs of $5.9 million. In connection with the public offering, certain stockholders of the Company sold an aggregate of 19.8 million shares, including the full exercise of the underwriters’ option to purchase an additional 4.8 million additional shares. The purchase price per share, net of the underwriter discount, was $23.34. The Company incurred transaction costs of $6.8 million in connection with this sale of shares by certain stockholders, which was recorded as a general and administrative expense during the quarter.
13. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized for the three and six months ended June 30, 2022 and 2021 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$3,157	$2,215	$5,511	$3,422
Sales and marketing	1,642	2,550	4,522	4,388
General and administrative	9,021	11,009	81,712	18,909
Total stock-based compensation expense	$13,820	$15,774	$91,745	$26,719
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Stock Options and Restricted Stock Units
Stock option and RSU activity during the six months ended June 30, 2022 is as follows (in thousands, except for share, per share, and contractual term data):

		Options Outstanding				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2021	51,437,898	27,727,088	$7.79	7.04	$113,110	7,600,097	$13.17
Additional shares authorized	20,437,691	—	—
Options and restricted stock units granted	(9,590,240)	—	—			9,590,240	2.59
Options exercised and restricted stock units released	—	(9,450,757)	0.10			(701,280)	18.14
Options and restricted stock units canceled	3,835,184	(559,821)	1.10			(3,275,363)	11.72
Balance at June 30, 2022	66,120,533	17,716,510	$12.11	7.65	$4,993	13,213,694	$5.59

Exercisable at December 31, 2021		13,157,036	$0.15	5.17	$95,946
Exercisable at June 30, 2022		4,541,859	0.33	5.62	4,337
Unvested at December 31, 2021		14,570,052	14.69	8.72	17,164
Unvested at June 30, 2022		13,174,651	16.18	8.35	656
The number of unvested stock options as of June 30, 2022 and December 31, 2021 does not include 6.3 million and 8.2 million shares of restricted common stock, respectively, previously issued upon the early exercise of grants by certain executives.
The number of RSUs granted and outstanding does not include 3.2 million performance-based RSUs which the Company issued as of June 30, 2022, as the performance-based RSUs are not deemed granted for accounting purposes. The stock option and RSU activity presented in the table above does not include activity related to the 2021 CEO Performance Award and Founders' Option Agreements, both described below.
As of June 30, 2022, unrecognized stock-based compensation expense related to unvested stock options, restricted common stock, RSUs, performance-based RSUs and performance stock units was $135.3 million. The weighted-average period over which such compensation expense will be recognized is 3.23 years.
The aggregate intrinsic value of options exercised was $13.0 million and $4.0 million during the three months ended June 30, 2022 and 2021, respectively, and $15.2 million and $11.8 million during the six months ended June 30, 2022 and 2021, respectively.

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

Founders’ Option Agreements

In December 2020, the Company entered into option agreements with each of the CEO and CRO (the “Option Agreements”) awarding options to purchase (i) 9,960,000 shares of New Skillz Class B common stock to the CEO and (ii) 2,040,000 shares of Class A common stock to the CRO. The options will vest in three equal increments as follows (i) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the volume weighted average price on the NYSE over a ten (10) trading day period of underlying Skillz Class A common stock (“VWAP”) equals or exceeds 3.0x the VWAP of the shares as of the Closing Date (as defined in the Options Agreements), (ii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 4.0x the VWAP of the shares as of the Closing Date; and (iii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 5.0x the VWAP of the shares as of the Closing Date. The $93.4 million grant date fair value of the Founders’ Options was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The significant inputs to the valuation included the Company’s Class A stock price and the risk-free interest rate as of the grant date, as well as the estimated volatility of the Company’s Class A common stock. For the three and six months ended June 30, 2022 and 2021, the Company recognized $4.8 million and $9.6 million, respectively, in compensation expense related to these grants. As of June 30, 2022, the unrecognized stock-based compensation cost related to Founders’ Option Agreements was $63.5 million.
14. Income Taxes

The Company’s provision for (benefit from) income taxes was $(155) thousand and $65 thousand for the three months ended June 30, 2022 and 2021, respectively. This represents an effective tax rate for the respective periods of 0.26% and (0.08)%. The Company’s provision for (benefit from) income taxes was $(367) thousand and $107 thousand for the six months ended June 30, 2022 and 2021, respectively. This represents an effective tax rate for the respective periods of 0.18% and (0.08)%. The Company has historically been in an overall loss position and is only subject to state and foreign taxes. The Company maintains a valuation allowance for substantially all of its net deferred tax assets. The effective tax rate differs from the federal statutory rate due to the valuation allowance, as well as due to foreign taxes and state taxes.
15. Related-Party Transactions
The Company did not have any material related party transactions in the three and six months ended June 30, 2022 and 2021.

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
The following table sets forth the computation of basic and diluted loss per Class A common stock and Class B common stock (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss – basic and diluted	$(60,611)	$(79,595)	$(208,724)	$(133,187)
Denominator:
Weighted average common shares outstanding – basic and diluted	408,157,735	385,945,332	404,923,522	371,519,800
Net loss per share attributable to common stockholders – basic and diluted	$(0.15)	$(0.21)	$(0.52)	$(0.36)

The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands).

	As of June 30,
	2022	2021
Common stock warrants	4,535,728	7,623,436
Common stock options	24,039,860	44,929,906
Restricted stock units	13,213,694	3,147,553
Total	41,789,282	55,700,895

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
17. Geographical Information
No sales to a country other than the United States accounted for more than 10% of revenue for the three and six months ended June 30, 2022 or 2021. Revenue, classified by the major geographic areas where the end users were located when they entered paid competitions, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$54,826	$75,750	$124,000	$148,127
Other countries	18,509	13,741	42,773	25,041
Total	$73,335	$89,491	$166,773	$173,168

Property and equipment, net and operating lease right-of-use assets by geography is as follows:

	June 31,	December 31,
	2022	2021
United States	$16,651	$20,997
Other countries	3,759	3,502
Total	$20,410	$24,499

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
Skillz was founded in 2012 by Andrew Paradise and Casey Chafkin with the vision to make eSports accessible to everyone possible. As of June 30, 2022, the platform had 2.2 million monthly active users (“MAUs”) and hosts an average of over 6 million daily tournaments, including 2 million paid entry daily tournaments, offering over $150 million in prizes each month. Since our inception in 2012, over 10,000 registered game developers have launched a game integration on our platform. As of June 30, 2022, over 200 developers had a game on our platform with at least one installed user.
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
Historically, our top games and related developers have accounted for a substantial portion of our revenue earned from the Skillz platform. For the three months ended June 30, 2022 and 2021, the games Solitaire Cube, 21 Blitz (each developed by Tether Studios, LLC (“Tether”)) and Blackout Bingo (developed by Big Run Studios Inc. (“Big Run”)) combined accounted for 71% and 73% of our revenue earned from the Skillz platform, respectively. For the three months ended June 30, 2022 and 2021 Tether accounted for 38% and 42% of our revenue earned from the Skillz platform, respectively. For the three months ended June 30, 2022 and 2021 Big Run accounted for 42% and 40% of our revenue earned from the Skillz platform, respectively. For the six months ended June 30, 2022 and 2021, Solitaire Cube, 21 Blitz, and Blackout Bingo accounted for 71% and 74% of our revenue earned from the Skillz platform, respectively. For the six months ended June 30, 2022 and 2021 Tether accounted for 38% and 42% of our revenue earned from the Skillz platform, respectively. For the six months ended June 30, 2022 and 2021 Big Run accounted for 42% and 40% of our revenue earned from the Skillz platform, respectively.
Our top titles rotate over time as more games generate success on the Skillz platform. In the six months ended June 30, 2022, the number of games that generated over $1 million of annualized Gross Marketplace Volume (“GMV”) grew 9% to 47 from 43 in the six months ended June 30, 2021. We define GMV as the total entry fees paid by users for contests hosted on Skillz’s platform where total entry fees include entry fees paid by end-users using cash deposits, prior cash winnings from end-users’ accounts that have not been withdrawn, and end-user incentives used to enter paid entry fee contests

We define Monthly Active Users (“MAUs”) as the number of end-users who entered into a paid or free contest hosted on Skillz’s platform at least once in a month, averaged over each month in a period. We define Average Revenue Per Monthly Active User (“ARPU”) as the average revenue in a given month divided by MAUs in that month, averaged over the period. For the three months ended June 30, 2022 and 2021, we served 2.2 million and 2.4 million MAUs, respectively, and had ARPU of

$10.94 and $12.46, respectively. For the six months ended June 30, 2022 and 2021, we served 2.7 million and 2.5 million MAUs, respectively, and had ARPU of $10.29 and $11.44, respectively.

We define Paying Monthly Active Users (“PMAUs”) as the number of end-users who entered into a paid contest hosted on Skillz’s platform at least once in a month, averaged over each month in the period. We define Average Revenue Per Paying Monthly Active User (“ARPPU”) as the average revenue in a given month divided by PMAUs in that month, averaged over the period. We monitor the conversion of users to paying users based on the ratio of Paying MAU to MAU. For the three months ended June 30, 2022 and 2021, our Paying MAU to MAU ratio was 19%, our Paying MAU was 0.4 million and 0.5 million, respectively and our monthly ARPPU was $58 and $64, respectively. For the six months ended June 30, 2022 and 2021, our Paying MAU to MAU ratio was 18% and 19%, respectively, our Paying MAU was 0.5 million, and our monthly ARPPU was $56 and $62, respectively. ARPU and ARPPU do not include a deduction for the end-user incentives that are included in sales and marketing expenses. For the three months ended June 30, 2022 and 2021, the average amount of end-user incentives that were included as sales and marketing expense on a per playing user basis was $4.54 and $6.26, respectively, and per paying user basis was $24.06 and $32.33, respectively. For the six months ended June 30, 2022 and 2021, the average amount of end-user incentives that were included as sales and marketing expense on a per playing user basis was $4.42 and $5.30, respectively, and per paying user basis was $24.40 and $29.00, respectively. With existing user retention and existing and new user spend being key drivers to revenue, changes in these metrics are impacted by a number of factors, including marketing expense and user experience. For example, in the second quarter of 2022, we experienced lower retention from some of our mature cohorts of users. We believe the main drivers of this were instances of users cheating on the platform and past product changes.

Engagement marketing is a sales and marketing expense representing rewards and awards that developers do not have a valid expectation of being offered to end-users to engage on the platform. Decreases in engagement marketing could result in lower revenue as paying users no longer receive those end-user incentives, which include Bonus Cash which can only be used to enter into paid contests. User acquisition (“UA”) marketing is a sales and marketing expense to acquire new paying users to the platform. Assuming acquisition cost per user is constant, decreases in UA marketing typically result in lower revenue as a result of having fewer new paying users. The reduction in UA marketing and engagement marketing expenses could result in a reduction in expected revenue. In addition, a number of other factors impact, or have the potential to impact, revenue. These factors include, but are not limited to, the retention of existing users on the platform and average monthly revenue per paying user. Over the course of 2022, our plan has been to focus on driving higher efficiency from our marketing investment by (1) reducing spend on low-return engagement marketing programs, which we expect will result in lowering engagement marketing as a percentage of revenue and (2) driving UA efficiency by optimizing spend across networks, driving higher organic traffic, and migrating more UA marketing spend to Aarki, Inc. (“Aarki”), which we expect, over the long term, will result in reducing the total UA dollars spent relative to 2021 and significantly lower average user acquisition cost with shorter payback periods.
On July 16, 2021, the Company completed the acquisition of Aarki and acquired 100% of the outstanding equity and voting interest of Aarki under the terms of the Agreement and Plan of Merger. The Company paid $162.3 million in consideration comprised of $95.3 million in cash and the remaining $67.1 million comprised of 4.4 million shares of Skillz Class A common stock to the existing Aarki stockholders. The addition of Aarki’s technology-driven marketing platform will result in significant efficiencies in user-acquisition costs over the long term, which can be reinvested to acquire more users to accelerate growth and provide a broader product offering, including media buying capabilities to better serve game developers. The financial results of Aarki have been included in the Company’s condensed consolidated financial statements since the date of the acquisition. As previously disclosed, we recorded certain goodwill and intangible assets in connection with our acquisition of Aarki. The Company’s policy is to evaluate goodwill and intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We continue to review our operating results, macroeconomic conditions, our stock price and our market capitalization relative to our net book value in order to evaluate the need to assess goodwill for impairment.
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

Our platform allows users to participate in fair competition, while rewarding developers who create games that keep players engaged. We generate revenue by receiving a percentage of player entry fees in paid contests, after deducting end-user prize money (i.e., winnings from the Competitions), end-user incentives accounted for as reduction of revenue and the profit share paid to developers (the “Take Rate”). GMV represents entry fees that may be paid using cash deposits, prior cash winnings that have not been withdrawn, and end-user incentives. Cash deposits as a percentage of total entry fees represented approximately 12% and 10% for the three months ended June 30, 2022 and 2021, respectively, and 12% and 10% for the six months ended June 30, 2022, and 2021, respectively. Prior cash winnings that have not been withdrawn as a percentage of total entry fees represented approximately 81% and 82% for the three and six months ended June 30, 2022 and 2021, respectively. End-user incentives as a percentage of total entry fees represented approximately 7% and 8% for the three and six months ended June 30, 2022 and 2021, respectively. For the three months ended June 30, 2022 and 2021, total GMV was $432.2 million and $608.5 million, respectively, and prizes were 80.6% and 81.6% of GMV, respectively. For the six months ended June 30, 2022 and 2021, total GMV was $984.3 million and $1,175.2 million, respectively, and prizes were 80.6% and 81.6% of GMV, respectively. Prizes include cash, bonus cash, goods and items sponsored by third-parties. For the periods presented, the amount paid in prizes sponsored by third-parties, including goods, was immaterial. Our model has allowed us to grow users, developers and revenue steadily while driving meaningful operating leverage.

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
•Product-first philosophy and data science capabilities — We have built a culture that puts product first, driving our impact with users and developers and then scaling marketing investment. For the three and six months ended June 30, 2022, 47% of our salary costs were spent on product development. Our easy-to-integrate SDK contains over 200 features in a less than 16-MB package which allows for over-the-air upgrades. Our intuitive Developer Console dashboard enables our developers to rapidly integrate and monitor the performance of their games. Our LiveOps system enables us to manage and optimize the user experience across the thousands of games on our platform. We collect over 300 data points during each gameplay session to feed our big data assets which augment all elements of our platform. Our key data science technologies drive our player rating and matching, anti-cheat and anti-fraud, and user experience personalization engine.
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
We incur payment processing costs on user deposits. We also incur costs directly related to servicing end-user support tickets on behalf of the game developer that are logged by users directly within the Skillz SDK. These support costs include an allocation of the facilities expense, such as rent, maintenance and utilities costs according to headcount, needed to service these tickets. We use a third party as our cloud computing service; we incur server and software costs as a direct result of running our SDK in our developers’ games. We also incur costs related to the amortization of intangible assets which include developed technology.

Research and Development
Research and development expenses consist of software development costs, comprised mainly of product and platform development, server and software costs that support research and development activities, and to a lesser extent, allocation of rent, maintenance and utilities costs according to headcount. Personnel related expenses consist of salaries, benefits, stock-based compensation and restructuring charges. We expect research and development expenses will fluctuate both in terms of absolute dollars and as a percentage of revenue in the future.

Sales and Marketing
Sales and marketing expenses consist primarily of direct advertising costs, engagement marketing expenses that are not recorded as a reduction of revenue, UA marketing expenses and amortization of intangible assets which include customer relationships. Sales and marketing expenses also include allocations of rent, maintenance and utilities costs according to headcount. Personnel related expenses consist of salaries, benefits, stock-based compensation and restructuring charges. We expect sales and marketing expenses will fluctuate both in terms of absolute dollars and as a percentage of revenue in the future.

General and Administrative

General and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, and other administrative functions, expenses for outside professional services, and allocation of rent, maintenance and utilities costs according to headcount. Personnel related expenses consist of salaries, benefits, stock-based compensation and restructuring charges. General and administrative expenses also include expenses related to a loss contingency accrual.
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
Results of Operations
The following table sets forth a summary of our results of operations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$73,335	$89,491	$166,773	$173,168
Costs and expenses:
Cost of revenue	9,020	4,386	18,285	8,642
Research and development	18,529	10,140	37,182	17,422
Sales and marketing	73,185	99,523	190,517	195,846
General and administrative	26,712	25,432	119,504	52,716
Total costs and expenses	127,446	139,481	365,488	274,626
Loss from operations	(54,111)	(49,990)	(198,715)	(101,458)
Interest expense, net	(7,596)	(25)	(15,753)	(49)
Change in fair value of common stock warrant liabilities	1,023	(29,595)	5,485	(31,703)
Other income (expense), net	(82)	80	(108)	130
Loss before income taxes	(60,766)	(79,530)	(209,091)	(133,080)
Provision for (benefit from) income taxes	(155)	65	(367)	107
Net loss	$(60,611)	$(79,595)	$(208,724)	$(133,187)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.15)	$(0.21)	$(0.52)	$(0.36)
Weighted average shares outstanding:
Basic and diluted	408,157,735	385,945,332	404,923,522	371,519,800
Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
Revenue	$73,335	$89,491	(18)%	$166,773	$173,168	(4)%

Three Months Ended

Revenue decreased by $16.2 million, or 18%, to $73.3 million in the three months ended June 30, 2022 from $89.5 million in the three months ended June 30, 2021. The decrease was attributable primarily to lower retention from existing user cohorts driven by a combination of factors, including increased instances of users cheating on the platform, and past product changes, which together have had a negative impact on overall user experience. Furthermore, there were $16.3 million, or 35%, and $14.5 million, or 32%, decreases in spend to acquire new paying users and engagement marketing spend, respectively, as the Company scaled back to achieve better user acquisition efficiency and eliminated low-return engagement marketing programs.

Our year-over-year revenue growth rate for the three months ended June 30, 2022 was (18)%, which was down from our year-over-year revenue growth rate for the three months ended June 30, 2021 of 52%. The decrease in revenue growth rate compared to the previous period is primarily due to transitioning our focus from revenue growth to promoting profitable growth and efficiency. The transition to profitable growth and efficiency led the Company to reduce the rate of investment in

Engagement Marketing and UA marketing. Our year-over-year growth rate for the three months ended June 30, 2022 for Engagement Marketing and UA marketing was (32)% and (35)%, respectively, and was down from our year-over-year growth rate for the three months ended June 30, 2021 for Engagement Marketing and UA marketing of 92% and 84%, respectively.

Six Months Ended

Revenue decreased by $6.4 million, or 4%, to $166.8 million in the six months ended June 30, 2022 from $173.2 million in the six months ended June 30, 2021. The decrease was attributable primarily to lower retention from existing user cohorts driven by a combination of factors, including increased instances of users cheating on the platform and past product changes, which together have had a negative impact on overall user experience. Furthermore, there were $10.9 million, or 11%, and $8.4 million, or 10%, decreases in user acquisition and engagement marketing, respectively, as the Company scaled back to achieve better user acquisition efficiency and eliminated certain low-return engagement marketing programs.

Our year-over-year revenue growth rate for the six months ended June 30, 2022 was (4)%, which was down from our year-over-year revenue growth rate or the six months ended June 30, 2021 of 69%. The decrease in revenue growth rate compared to the previous period is primarily due to transitioning our focus from revenue growth to promoting profitable growth and efficiency. The transition to profitable growth and efficiency led the Company to reduce the rate of investment in Engagement Marketing and UA marketing. Our year-over-year growth rate for the six months ended June 30, 2022 for Engagement Marketing and UA marketing was (10)% and (11)%, respectively, and was down from our year-over-year growth rate for the six months ended June 30, 2021 for Engagement Marketing and UA marketing of 101% and 93%, respectively.
Cost of Revenue

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
Cost of revenue	$9,020	$4,386	106%	18,285	8,642	112%
Three Months Ended

Cost of revenue increased by $4.6 million, or 106%, to $9.0 million in the three months ended June 30, 2022 from $4.4 million in the three months ended June 30, 2021. The increase in cost of revenue was primarily driven by server expense attributed to the acquisition of Aarki and the amortization of acquired developed technology intangible assets. Cost of revenue as a percentage of revenue increased to 12% in the three months ended June 30, 2022 compared to 5% in the three months ended June 30, 2021.

Six Months Ended

Cost of revenue increased by $9.6 million, or 112%, to $18.3 million in the six months ended June 30, 2022 from $8.6 million in the six months ended June 30, 2021. The increase in cost of revenue was primarily driven by server expense attributed to the acquisition of Aarki and the amortization of acquired developed technology intangible assets. Cost of revenue as a percentage of revenue increased to 11% in the six months ended June 30, 2022 compared to 5% in the six months ended June 30, 2021.
Research and Development

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
Research and development	$18,529	$10,140	83%	37,182	17,422	113%
Three Months Ended

Research and development costs increased by $8.4 million, or 83%, to $18.5 million in the three months ended June 30, 2022 from $10.1 million in the three months ended June 30, 2021. The increase was primarily driven by a $6.8 million increase in research and development headcount costs, of which $6.3 million related to salaries due to an increase in headcount from the acquisition of Aarki, a $0.9 million increase related to stock-based compensation, a $0.5 million increase related to equipment and software expense, and $1.0 million of restructuring charges. These increases were partially offset by decreases of $0.2 million in bonuses and $0.7 million in professional fees. Research and development expenses accounted for 25% of revenue in the three months ended June 30, 2022 compared to 11% in the three months ended June 30, 2021.
Six Months Ended

Research and development costs increased by $19.8 million, or 113%, to $37.2 million in the six months ended June 30, 2022 from $17.4 million in the six months ended June 30, 2021. The increase was primarily driven by a $15.9 million increase in research and development headcount costs, of which $14.1 million related to salaries and bonuses due to an increase in headcount from the acquisition of Aarki, a $2.1 million increase related to stock-based compensation, a $0.4 million increase in bonuses, a $1.2 million increase related to equipment and software expense, and $1.0 million of restructuring charges. These increases were partially offset by a decrease of $1.0 million in professional fees. Research and development expenses accounted for 22% of revenue in the six months ended June 30, 2022 compared to 10% in the six months ended June 30, 2021.
Sales and Marketing

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
Sales and marketing	$73,185	$99,523	(26)%	190,517	195,846	(3)%
Three Months Ended

Sales and marketing costs decreased by $26.3 million, or 26%, to $73.2 million in the three months ended June 30, 2022 from $99.5 million in the three months ended June 30, 2021. The decrease was attributable primarily to a 35% and 32% decrease in UA and engagement marketing spend, respectively. UA marketing expenses were $30.7 million and $47.0 million in three months ended June 30, 2022 and 2021, respectively. Engagement marketing expenses were $30.4 million and $44.9 million in the three months ended June 30, 2022 and 2021, respectively. Engagement marketing as a percentage of revenue decreased to 41% in the three months ended June 30, 2022 from 50% in the three months ended June 30, 2021, respectively. This decrease reflects a reduced investments in low-return marketing programs that resulted in a decrease in our engagement marketing expense per user in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Six Months Ended

Sales and marketing costs decreased by $5.3 million, or 3%, to $190.5 million in the six months ended June 30, 2022 from $195.8 million in the six months ended June 30, 2021. The decrease was attributable primarily to an 11% and 10% decrease in UA and engagement marketing spend, respectively. UA marketing expenses were $90.4 million and $101.3 million in six months ended June 30, 2022 and 2021, respectively. Engagement marketing expenses were $72.5 million and $80.9 million in the six months ended June 30, 2022 and 2021, respectively. Engagement marketing as a percentage of revenue decreased to 43% in the six months ended June 30, 2022 from 47% in the six months ended June 30, 2021, respectively. This decrease reflects reduced investments in low-return marketing programs that resulted in a decrease in our engagement marketing expense per user in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
General and Administrative

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
General and administrative	$26,712	$25,432	5%	119,504	52,716	127%

Three Months Ended

General and administrative costs increased by $1.3 million, or 5%, to $26.7 million in the three months ended June 30, 2022 from $25.4 million in the three months ended June 30, 2021. The increase was primarily driven by a $3.3 million increase in payroll expenses related to salaries, severance and payroll taxes, a $0.5 million increase in employee benefits, a $0.5 million increase in facilities expenses and a $0.2 million increase in depreciation for computer equipment. These increases were partially offset by a $1.9 million decrease in stock-based compensation expense, a $1.3 million decrease of professional fees and a $0.6 million decrease of bonus and commission expenses. General and administrative expenses accounted for 36% of revenue in the three months ended June 30, 2022 compared to 28% in the three months ended June 30, 2021.

Six Months Ended

General and administrative costs increased by $66.8 million, or 127%, to $119.5 million in the six months ended June 30, 2022 from $52.7 million in the six months ended June 30, 2021. The increase was primarily driven by a $62.8 million increase in stock-based compensation expense, which includes $65.1 million related to the cancellation of performance stock units previously granted to the CEO without the concurrent grant or offer of a replacement award, a $7.0 million increase in payroll expenses related to salaries, severance and payroll taxes, a $1.0 million increase in employee benefits and a $0.7 million increase in facilities expenses. These increases were partially offset by a $5.1 million decrease in professional fees. General and administrative expenses accounted for 72% of revenue in the six months ended June 30, 2022 compared to 30% in the six months ended June 30, 2021.
Interest expense, net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
Interest expense, net	$(7,596)	$(25)	NM	(15,753)	(49)	NM

Three Months Ended

Interest expense, net increased by $7.6 million to $7.6 million in the three months ended June 30, 2022 from $25 thousand in the three months ended June 30, 2021. The increase was due to interest expense related to our senior secured notes issued in December 2021.
Six Months Ended

Interest expense, net increased by $15.7 million to $15.8 million in the six months ended June 30, 2022 from $49 thousand in the six months ended June 30, 2021. The increase was due to interest expense related to our senior secured notes issued in December 2021.
Change in fair value common stock of warrant liabilities

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
Change in fair value of common stock warrant liabilities	1,023	(29,595)	NM	5,485	(31,703)	NM
The change in fair value of warrant liabilities was due to the decrease in the estimated fair value of the Private Common Stock Warrants and redemption of Public Common Stock Warrants. Refer to Note 11, Common Stock Warrants, of the notes to the consolidated financial statements for further discussion.
Other income (expense), net

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
Other (expense) income, net	$(82)	$80	(203)%	(108)	130	(183)%

Three Months Ended

Other income (expense), net decreased by $162 thousand, to $82 thousand in the three months ended June 30, 2022 from $80 thousand in the three months ended June 30, 2021. The decrease was primarily driven by foreign currency transaction losses in three months ended June 30, 2021.

Six Months Ended

Other income, net decreased by $238 thousand, to $108 thousand in the six months ended June 30, 2022 from $130 thousand in the six months ended June 30, 2021. The decrease was primarily driven by foreign currency transaction losses in six months ended June 30, 2021.
Provision for (benefit from) income taxes

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
Provision for (benefit from) income taxes	$(155)	$65	NM	$(367)	$107	NM
Three Months Ended

Provision for (benefit from) income taxes increased by $220 thousand to a (benefit from) income taxes of $155 thousand in the three months ended June 30, 2022 from a provision for income taxes of $65 thousand in the three months ended June 30, 2021. The increase was primarily driven by the reversal of net deferred tax liabilities related to the acquisition of Aarki.

Six Months Ended

Provision for (benefit from) income taxes increased by $474 thousand to a (benefit from) income taxes of $367 thousand in the six months ended June 30, 2022 from a provision for income taxes of $107 thousand in the six months ended June 30, 2021. The increase was primarily driven by the reversal of net deferred tax liabilities related to the acquisition of Aarki.

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
Adjusted EBITDA
“Adjusted EBITDA” is defined as net income (loss), excluding interest income (expense); change in fair value of common stock warrant liabilities; other (expense) income, net; (benefit from) provision for income tax; depreciation and amortization; stock-based compensation expense and related payroll tax expense; and certain other non-cash or non-recurring items impacting net income (loss) from time to time, including, but not limited to acquisition related expenses for transaction costs, loss contingency accruals and restructuring charges, as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
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
The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(60,611)	$(79,595)	$(208,724)	$(133,187)
Interest expense, net	7,596	25	15,753	49
Stock-based compensation(3)	13,820	15,774	91,745	26,719
Change in fair value of common stock warrant liabilities	(1,023)	29,595	(5,485)	31,703
(Benefit from) provision for income taxes	(155)	65	(367)	107
Depreciation and amortization	5,846	547	11,384	1,102
Other expense (income), net	82	(80)	108	(130)
Restructuring charges(4)	2,933	—	2,933	—
One-time nonrecurring expenses (1) (2)	(93)	2,090	26	10,929
Adjusted EBITDA	$(31,605)	$(31,579)	$(92,627)	$(62,708)
(1)For the three and six months ended June 30, 2022, amounts represent one-time nonrecurring expenses related to IPO bonuses for certain employees, net of amounts forfeited by terminated employees.
(2)For the three and six months ended June 30, 2021, amounts represent one-time nonrecurring expenses related to the follow-on offering, Aarki acquisition, and executive severance expense.
(3)For the six months ended June 30, 2022, amount includes stock-based compensation recognized for the cancellation of the Chief Executive Officer’ award of 16,119,540 performance share units granted on September 14, 2021 (the “CEO Performance Stock Units”). Please refer to Note 13, Stock-Based Compensations.
(4)For the three and six months ended June 30, 2022, amount includes restructuring charges related to employee termination benefits. Please refer to Note 5, Restructuring, for more details.
Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sales of capital stock. As of June 30, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $170.0 million, which are primarily invested in money market funds and marketable securities with maturities of less than three months, and marketable securities in the amount of $419.6 million.
As of June 30, 2022, the Company had 4,535,728 Private Warrants outstanding. During the six months ended June 30, 2022, there was no exercise of any Private Warrants.
In December 2021, the Company offered $300 million in aggregate principal senior secured notes due 2026 in a private offering. The notes were sold in a private placement to qualified institutional buyers. Annual interest started to accrue from December 20, 2021 at a stated rate of 10.25%, and will be payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The notes will mature on December 15, 2026. We intend to use the net proceeds from the offering for general corporate purposes, which may include potential investments in or acquisitions of other companies, products, or technologies that we may identify in the future. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, make certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants applicable to the notes as of June 30, 2022.

We are aware that our outstanding debt securities are currently trading at substantial discounts to their respective principal amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, seek to retire or purchase our outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
As of the date of this statement, our existing liquidity resources are sufficient to continue operating activities for at least one year past the issuance date of the condensed consolidated financial statements. Our future cash requirements will depend on many factors, including the level of cash necessary to fund our operations, including our sales and marketing activities. We also may require sources of liquidity to invest in or acquire complementary businesses, applications or technologies.
The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(145,014)	$(64,990)
Net cash provided by (used in) investing activities	$76,312	$(3,508)
Net cash provided by (used in) financing activities	$(2,641)	$498,548
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

Net cash used in operating activities was $145.0 million for the six months ended June 30, 2022. The most significant component of our cash used during this period was a net loss of $208.7 million , which included non-cash expenses of $91.7 million related to stock-based compensation, including $65.1 million related to the cancellation of performance stock units granted to our CEO, non-cash income of $5.5 million for the change in fair value related to Private Common Stock Warrants, $11.4 million related to depreciation and amortization, and net cash outflows of $38.3 million from changes in operating assets and liabilities. The net cash outflows from changes of operating assets and liabilities were primarily the result of an increase in prepaid expense and other assets of $5.1 million, a decrease in accounts payable of $17.2 million, and a decrease in other liabilities of $18.9 million.
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
Cash Flows from Investing Activities

Net cash provided by investing activities was $76.3 million for the six months ended June 30, 2022. The net cash used in investing activities included $327.5 million for purchases of marketable securities, partially offset by $79.1 million in proceeds from sales of marketable securities and $325.1 million in proceeds from maturities of marketable securities.

Net cash used in investing activities was $3.5 million for the six months ended June 30, 2021. The net cash used in investing activities included a $2.0 million investment in non-marketable equity securities, and $1.5 million in purchases of property and equipment, including internal-use software.
Cash Flows from Financing Activities
Net cash used in financing activities was $2.6 million for six months ended June 30, 2022, which was primarily due to $2.0 million in payments for debt issuance costs and $1.5 million in principal payments on finance lease obligations.
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

Leases

We have operating lease arrangements for office space, and finance lease agreements for certain network equipment. As of June 30, 2022, we had lease payment obligations of $25.1 million, of which $5.3 million is payable within 12 months.

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
Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022, we had cash and cash equivalents of $170.0 million, which consisted of money market fund accounts and commercial papers for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of June 30, 2022, we had marketable securities of $419.6 million, which primarily consisted of U.S government, corporate debt securities, asset backed securities, commercial paper, and debt instruments issued by foreign governments, for which the fair market value would be affected by changes in the general level of interest rates. We limit the amount of credit exposure to any one issuer. Our investments carry a degree of interest rate risk. However, due to the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.
Foreign Currency Risk
There was no material foreign currency risk for the six months ended June 30, 2022 and 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of previously disclosed material weaknesses in our internal control over financial reporting as described below.

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

Remediation of Material Weaknesses

During the three months ended June 30, 2022, we continued to design and implement internal control measures to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts included a number of actions:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Certificate of Amendment to Third Amended and Restated Certificate of Incorporation of Skillz Inc.
10.1	Offer Letter dated June 24, 2022 between the Company and Jason Roswig
10.2	Consulting Agreement dated May 11, 2022 between the Company and Jerome Bruckheimer
10.3	Restricted Stock Unit Award Agreement dated XX, 2022 between the Company and Jerome Bruckheimer
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**Submitted electronically with the report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the fourth day of August, 2022.

SKILLZ INC.

By:	/s/ Andrew Paradise
Name:	Andrew Paradise
Title:	Chief Executive Officer and Chairman