Form 10-Q
period 2022-09-30
Skillz Inc.
filed 2022-11-07
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of November 1, 2022, the registrant had outstanding 351,585,881 shares of Class A common stock and 68,717,138 shares of Class B common stock.

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
•Continued growth and success will depend on the performance of the current and future employees of Skillz, including certain key employees.
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

PART I
ITEM 1. FINANCIAL STATEMENTS
SKILLZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except for number of shares and par value per share amounts)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$239,852	$241,332
Marketable securities, current	225,126	319,055
Accounts receivable, net	9,001	13,497
Prepaid expenses and other current assets	18,467	16,704
Total current assets	492,446	590,588
Property and equipment, net	7,247	9,988
Operating lease right-of-use assets, net	13,366	14,511
Marketable securities, non-current	93,256	182,629
Non-marketable equity securities	55,649	55,649
Intangible assets, net	20,289	79,137
Goodwill	86,436	86,845
Other long-term assets	3,725	3,478
Total assets	$772,414	$1,022,825
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,898	$19,753
Operating lease liabilities, current	2,434	2,110
Other current liabilities	45,890	64,969
Total current liabilities	53,222	86,832
Operating lease liabilities, non-current	12,348	13,567
Common stock warrant liabilities, non-current	888	6,293
Long-term debt, non-current	271,968	278,889
Other long-term liabilities	1,687	13,544
Total liabilities	340,113	399,125
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock $0.0001 par value; 10 million shares authorized — 0 issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock $0.0001 par value; 625 million shares authorized; Class A common stock – 500 million shares authorized; 351 million and 340 million shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; Class B common stock – 125 million shares authorized; 69 million shares issued and outstanding as of September 30, 2022 and December 31, 2021	41	40
Additional paid-in capital	1,141,955	1,043,600
Accumulated other comprehensive loss	(2,732)	(248)
Accumulated deficit	(706,963)	(419,692)
Total stockholders’ equity	432,301	623,700
Total liabilities and stockholders’ equity	$772,414	$1,022,825
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except for number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$60,255	$102,072	$227,028	$275,240
Costs and expenses:
Cost of revenue	7,555	7,647	25,840	16,289
Research and development	8,354	13,162	45,536	30,584
Sales and marketing	51,773	114,531	242,290	310,377
General and administrative	20,280	48,376	139,784	101,092
Impairment of intangible assets	47,581	—	47,581	—
Total costs and expenses	135,543	183,716	501,031	458,342
Loss from operations	(75,288)	(81,644)	(274,003)	(183,102)
Interest expense, net	(3,807)	(87)	(19,560)	(136)
Change in fair value of common stock warrant liabilities	(80)	113,601	5,405	81,898
Other income (expense), net	508	(22)	399	108
Income (loss) before income taxes	(78,667)	31,848	(287,759)	(101,232)
Benefit from income taxes	(120)	(18,933)	(488)	(18,826)
Net income (loss)	$(78,547)	$50,781	$(287,271)	$(82,406)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.19)	$0.13	$(0.70)	$(0.22)
Diluted	$(0.19)	$(0.16)	$(0.70)	$(0.43)
Weighted average shares outstanding:
Basic	413,834,082	395,053,445	407,926,348	379,450,553
Diluted	413,834,082	396,030,131	407,926,348	385,451,806

Other comprehensive income (loss):
Change in unrealized loss on available-for-sale investments, net of tax	139	—	(2,484)	—
Total other comprehensive income (loss):	139	—	(2,484)	—
Comprehensive income (loss)	$(78,408)	$50,781	$(289,755)	$(82,406)
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except for number of shares)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	369,797,524	$37	$295,065	$—	$(238,315)	$56,787
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	268,426	—	12	—	—	12
Issuance of common stock upon exercise of warrants and other, net	—	—	8,741,863	—	172,519	—	—	172,519
Net cash contributions from follow-on offering	—	—	17,000,000	2	402,238	—	—	402,240
Stock-based compensation	—	—	—	—	10,945	—	—	10,945
Net loss	—	—	—	—	—	—	(53,592)	(53,592)
Balance at March 31, 2021	—	—	395,807,813	39	880,779	—	(291,907)	588,911
Issuance of common stock upon exercise of stock options	—	—	235,054	—	97	—	—	97
Issuance of common stock upon exercise of warrants and other, net	—	—	628,576	—	9,625	—	—	9,625
Stock-based compensation	—	—	—	—	15,774	—	—	15,774
Net loss	—	—	—	—	—	—	(79,595)	(79,595)
Balance at June 30, 2021	—	$—	396,671,443	$39	$906,275	$—	$(371,502)	$534,812
Issuance of common stock upon exercise of stock options	—	—	4,393,149	—	3,056	—	—	3,056
Issuance of common stock upon exercise of warrants and other, net	—	—	2,236,383	1	32,967	—	—	32,968
Issuance of common stock for business combination	—	—	4,401,633	—	66,907	—	—	66,907
Stock-based compensation	—	—	—	—	15,812	—	—	15,812
Net income	—	—	—	—	—	—	50,781	50,781
Balance at September 30, 2021	—	$—	407,702,608	$40	$1,025,017	$—	$(320,721)	$704,336

Balance at December 31, 2021	—	$—	408,753,837	$40	$1,043,600	$(248)	$(419,692)	$623,700
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	879,936	—	236	—	—	236
Stock-based compensation	—	—	—	—	77,925	—	—	77,925
Other comprehensive loss	—	—	—	—	—	(2,046)	—	(2,046)
Other, net	—	—	—	—	(64)	—	—	(64)
Net loss	—	—	—	—	—	—	(148,113)	(148,113)
Balance at March 31, 2022	—	—	409,633,773	40	1,121,697	(2,294)	(567,805)	551,638
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	9,499,536	1	616	—	—	617
Stock-based compensation	—	—	—	—	13,820	—	—	13,820
Other comprehensive loss	—	—	—	—	—	(577)	—	(577)
Net loss	—	—	—	—	—	—	(60,611)	(60,611)
Balance at June 30, 2022	—	$—	419,133,309	$41	$1,136,133	$(2,871)	$(628,416)	$504,887
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	1,030,733	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,822	—	—	5,822
Other comprehensive income	—	—	—	—	—	139	—	139
Net loss	—	—	—	—	—	—	(78,547)	(78,547)
Balance at September 30, 2022	—	$—	420,164,042	$41	$1,141,955	$(2,732)	$(706,963)	$432,301

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net loss	$(287,271)	$(82,406)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,971	6,093
Stock-based compensation	97,567	42,531
Gain on extinguishment of debt	(2,553)	—
Accretion of unamortized debt discount and amortization of debt issuance costs	2,930	28
Amortization of premium (accretion of discount) for marketable securities	2,819	—
Deferred income taxes	(479)	(18,825)
Change in fair value of common stock warrant liabilities	(5,405)	(81,898)
Impairment of intangible assets	47,581	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,496	975
Prepaid expenses and other assets	(2,247)	(7,217)
Operating lease right-of-use assets	1,145	(15,045)
Accounts payable	(14,020)	(3,445)
Loss contingency accrual	(4,605)	11,557
Operating lease liabilities	(895)	16,118
Other accruals and liabilities	(21,818)	28,208
Net cash used in operating activities	(166,784)	(103,326)
Investing Activities
Purchases of property and equipment, including internal-use software	(1,957)	(2,068)
Investment in non-marketable equity securities	—	(54,748)
Purchases of marketable securities	(432,873)	—
Proceeds from maturities of marketable securities	485,565	—
Proceeds from sales of marketable securities	125,306	—
Business combination, net of cash acquired	—	(83,987)
Net cash provided by (used in) investing activities	176,041	(140,803)
Financing Activities
Principal payments on finance leases obligations	(2,044)	(946)
Payments for debt issuance costs	(2,005)	—
Payments for extinguishment of debt	(7,540)	—
Proceeds from issuance of common stock in follow-on offering, net of underwriting commissions, and offering costs	—	402,139
Payments made towards deferred offering costs	—	(13,221)
Net proceeds from exercise of stock options and issuance of common stock	852	3,166
Proceeds from exercise of common stock warrants, net of redemptions	—	130,571
Net cash provided by (used in) financing activities	(10,737)	521,709
Net change in cash, cash equivalents and restricted cash	(1,480)	277,580
Cash, cash equivalents and restricted cash – beginning of year	244,252	265,648
Cash, cash equivalents and restricted cash – end of period	$242,772	$543,228
Supplemental cash flow data:
Cash paid during the period for:
Interest	$15,420	$161
Noncash investing and financing activities:
Issuance for common stock for business combination	$—	$67,051
Warrant liability reclassified to additional paid-in capital	$—	$84,016
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

Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 1, 2022.
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
The Company recognizes revenue for its services in accordance with the FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

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
The Company provides Monetization Services to game developers enabling them to offer competitive games to their end-users. These activities are not distinct from each other as the Company provides an integrated service enabling the game developers to provide the competitive game service to the end-users and, as a result, they do not represent separate performance obligations. The Company is entitled to a revenue share based on total entry fees for paid Competitions, regardless of how they are paid, net of end-user prizes (i.e., winnings from the Competitions) and other costs to provide the Monetization Services. The game developers’ revenue share, however, is calculated solely based upon entry fees paid by net cash deposits received from end-users. End-user incentives are not paid for by game developers. In addition, the Company reduces revenue for end-user incentives which are treated as a reduction of revenue.
The Company collects the entry fees and related charges from end-users on behalf of game developers using the end-user’s pre-authorized credit card or PayPal account and withholds its fees before making the remaining disbursement to the game developer; thus, the game developer’s ability and intent to pay is not subject to significant judgment.
Revenue is recognized at the time the performance obligation is satisfied by transferring control of the promised service in an amount that reflects the consideration that the Company expects to receive in exchange for the Monetization Services. The Company recognizes revenue upon completion of a game, which is when its performance obligation to the game developer is satisfied. The Company does not have contract assets or contract liabilities as the payment of the transaction price is concurrent with the fulfillment of the services. At the time of game completion, the Company has the right to receive payment for the services rendered. The Company’s agreements with game developers can generally be terminated for convenience by either party upon thirty days prior written notice and, in certain of the Company’s larger developer agreements, the developer, if required by the Company, must continue to make its games available on the platform for a period of up to twelve months. As the Company is able to terminate the developer agreements at its convenience, the Company has concluded the contract term for revenue recognition does not extend beyond the contractual notification period. The Company did not have any transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2022 and 2021.
Games provided by two developer partners each accounted for 40% of the Company’s revenue from Monetization Services in the three months ended September 30, 2022, 38% and 41% for the nine months ended September 30, 2022, respectively. Games provided by two developer partners accounted for 43% and 37% in the three months ended September 30, 2021, respectively, and 43% and 39% in the nine months ended September 30, 2021, respectively.
End-User Incentive Programs
To drive traffic to the platform, the Company provides promotions and incentives to end-users in various forms. Evaluating whether a promotion or incentive is a payment to a customer may require significant judgment. Promotions and incentives which are consideration payable to a customer are recognized as a reduction of revenue at the later of when revenue is recognized or when the Company pays or promises to pay the incentive. Promotions and incentives recorded as sales and marketing expenses are recognized when the related cost is incurred by the Company. In either case, the promotions and incentives are recognized when they are used by end-users to enter into a paid Competition.
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

An example of an incentive for which the game developer has a valid expectation is Ticketz, which are a virtual currency earned for every Competition played based on the amount of the entry fee (“Ticketz”). Ticketz can be redeemed for prizes, including bonus cash prizes, a promotional incentive that cannot be withdrawn and can only be used by end-users to enter into paid entry fee contests (“Bonus Cash”). Another example is initial deposit Bonus Cash, which is a promotional incentive that can be earned in fixed amounts when an end-user makes an initial deposit on the Skillz platform. Bonus Cash can only be used by end-users to enter into future paid entry fee Competitions and cannot be withdrawn by end-users.
For the three months ended September 30, 2022 and 2021, the Company recognized a reduction of revenue of $10.8 million and $18.7 million, respectively, related to these end-user incentives. For the nine months ended September 30, 2022 and 2021, the Company recognized a reduction of revenue of $40.2 million and $54.9 million, respectively, related to these end-user incentives.
•Marketing promotions accounted for as sales and marketing expense. When the Company concludes that the game developers do not have a valid expectation that the rewards and awards will be offered to end-users to engage on the platform, the Company records the engagement marketing expenses as sales and marketing expenses. The Company’s assessment is based on an evaluation of all information reasonably available to the game developers regarding the Company’s customary business practices, published policies and specific statements. These promotions are offered to end-users to draw, re-engage, or generally increase end-users’ use of the Company’s platform.

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

For the three months ended September 30, 2022 and 2021, the Company recognized sales and marketing expense of $21.9 million and $47.0 million, respectively, related to these end-user incentives. For the nine months ended September 30, 2022 and 2021, the Company recognized sales and marketing expense of $85.4 million and $122.6 million, respectively, related to these end-user incentives.
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
Total engagement marketing accounted for as sales and marketing expense recognized in the three months ended September 30, 2022 and 2021 was $23.8 million and $50.0 million, respectively. Total engagement marketing accounted for as sales and marketing expenses recognized in the nine months ended September 30, 2022 and 2021 was $96.3 million and $130.9 million, respectively.

Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents consist of cash, commercial paper, money market funds and U.S government agency securities with maturities of three months or less when purchased.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Restricted cash maintained under an agreement that legally restricts the use of such funds is not included within cash and cash equivalents and is reported within other long-term assets. Restricted cash is comprised of $2.9 million, which is pledged in the form of a letter of credit for the Company’s headquarters in San Francisco.
A reconciliation of the Company’s cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows is as follows:

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$239,852	$241,332
Restricted cash included in other long-term assets	2,920	2,920
Cash, cash equivalents and restricted cash	$242,772	$244,252

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted cash, and marketable securities. Although the Company deposits its cash with multiple well-established financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Marketable securities primarily consist of U.S government, corporate debt securities, asset backed securities, commercial paper, and debt instruments issued by foreign governments. The Company limits the amount of credit exposure to any one issuer. Management believes that the institutions are financially stable and, accordingly, minimal credit risk exists.

Accounts Receivable, Net
Accounts receivable, net, is comprised of trade accounts receivable recorded at the invoiced amounts for programmatic media campaigns, net of an allowance for credit losses. The allowance for credit losses is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the condensed statements of operations and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when there are specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. At September 30, 2022, the Company’s allowance for credit losses on accounts receivable was not significant to the condensed consolidated financial statements.

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
Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the consolidated balance sheets. The fair value of debt was estimated using primarily level 2 inputs, including quoted market prices or present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level, which is the same or one level below the operating segment. The Company has one operating segment and a single reporting unit. The Company identifies its reporting unit by assessing whether there are components of its operating segment which constitute businesses for which discrete financial information is available and reviewed regularly by the segment manager. The Company tests goodwill for impairment at least annually during the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, loss of key customers, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations. When testing goodwill for impairment, the Company first performs a qualitative assessment. If the Company determines it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, then no further analysis is necessary. If the Company determines it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then the Company compares the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If, however, the fair value of the reporting unit is less than its carrying amount, the difference between the carrying value and the fair value would be recorded as an impairment loss. Any impairment loss is limited to the carrying amount of goodwill allocated to the reporting unit.

The Company performs its goodwill impairment evaluation annually, during the fourth quarter, or sooner if triggering events are identified. The Company observed continued market volatility including significant declines in its market capitalization and revised its financial outlook during the three months ended September 30, 2022, which was identified as a triggering event. As a result, the Company performed an interim quantitative goodwill impairment evaluation during the three months ended September 30, 2022, and determined the fair value of its reporting unit was greater than its carrying value and did not record a goodwill impairment charge. See Note 5, Goodwill and Intangible Assets, for further details.

Long-Lived Assets

Long-lived assets consist of property, plant equipment and intangible assets with estimable useful lives subject to depreciation and amortization. Intangible assets consist of purchased intangible assets, including developed technology, customer relationships, trademarks and tradenames, and are amortized over their useful lives ranging from one to eight years using the straight-line method of amortization. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.

In the third quarter of 2022, the Company revised its financial outlook, resulting in lower projected user acquisition spend and a slower than expected migration of that spend to the Aarki technology-driven marketing platform, resulting in unrealized cost-saving synergies. The Company determined that this constituted a triggering event for one of the Company’s held and used long-lived asset groups, primarily consisting of developed technology and customer relationship intangible assets. The Company determined the fair value of the long-lived asset group was lower than its carrying value and recorded an intangible asset impairment charge of $47.6 million during the three months ended September 30, 2022. See Note 5, Goodwill and Intangible Assets, for further details.

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

Advertising and Promotional Expense

Advertising and promotional expenses are included in sales and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and are expensed when incurred. Excluding marketing promotions related to the Company’s end-user incentive programs, advertising expenses were $18.6 million and $55.2 million for the three months

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
ended September 30, 2022 and 2021, respectively, and $109.0 million and $156.6 million for the nine months ended September 30, 2022 and 2021, respectively.
Public and Private Common Stock Warrant Liabilities
As part of the Company’s initial public offering, it issued to third party investors 69.0 million units, consisting of one share of Class A common stock and one-fourth of one warrant, at a price of $10.00 per unit. Each whole warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously, the Company completed the private sale of 10,033,333 warrants at a purchase price of $1.50 per warrant (the “Private Warrants”) of which 5,016,666 Private Warrants were subsequently forfeited. Each Private Warrant allows the holder to purchase one share of Class A common stock at $11.50 per share. There were zero Public Warrants and 4,535,728 Private Warrants outstanding as of September 30, 2022.
The Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants are not transferable, assignable or salable, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable for cash or on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards based on estimated grant-date fair values recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to awards with performance conditions is recognized over the requisite service period when the performance conditions are probable of being achieved. The compensation expense related to awards with market conditions is recognized on an accelerated attribution basis over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved and is not reversed if the market condition is not satisfied. See Note 14, Stock-Based Compensation, for more information. The Company accounts for forfeitures as they occur. If an employee stock-based award is canceled without the concurrent grant or offer of a replacement award, the cancellation should be treated as a

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
settlement for no consideration and any previously unrecognized compensation cost shall be recognized at the cancellation date. Stock-based awards granted to employees are primarily stock options and restricted stock units.
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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. During the three and nine months ended September 30, 2022, the Company continued to operate as a single operating and reportable segment as the CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocation of resources, and evaluating financial performance.

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
4. Balance Sheet Components

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Credit card processing reserve	$11,913	$9,527
Prepaid expenses	5,350	5,681
Other current assets	1,204	1,496
Prepaid expenses and other current assets	$18,467	$16,704
Other Current Liabilities
Other current liabilities consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
Accrued sales and marketing expenses	$4,181	$28,895
Accrued compensation	9,016	12,108
Accrued publisher fees	5,735	3,912
End-user liability, net	18	4,118
Accrued developer revenue share	970	1,655
Short-term lease obligation	1,904	2,447
Accrued legal expenses	9,714	5,126
Accrued interest expense	8,637	956
Other accrued expenses	5,715	5,752
Other current liabilities	$45,890	$64,969

5. Goodwill and Intangible Assets

Goodwill

The Company performs its goodwill impairment evaluation annually, during the fourth quarter, or sooner if triggering events are identified. The Company observed continued market volatility including significant declines in its market capitalization and revised its financial outlook during the three months ended September 30, 2022, which was identified as a triggering event.

Accordingly, the Company performed a quantitative goodwill impairment test and estimated the fair value of its single reporting unit based on the combination of an income approach (estimates of future discounted cash flows) and a market approach (market multiples for similar companies). Significant unobservable inputs and assumptions inherent in the valuation methodologies, which represented Level 3 inputs under the fair value hierarchy, were employed and included, but were not limited to, prospective financial information, terminal value assumptions, discount rates, and multiples from comparable publicly traded companies in the Company’s industry.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The income approach consisted of a discounted cash flow ("DCF") method that utilized the present value of cash flows to estimate the fair value of the Company's reporting unit. The future cash flows for the reporting unit were projected primarily based upon the Company's estimates of future revenue and operating income. As part of the DCF analysis, the Company projected revenue and operating profits, and a long-term revenue growth rate in the terminal year. The market approach utilized multiples of revenues and earnings before interest expense, taxes, depreciation and amortization ("EBITDA") to estimate the fair value of the Company's reporting unit. The market multiples used for the Company's single reporting unit were based on a group of comparable companies’ market multiples applied to the Company’s projected revenue. As part of its analysis, the Company reconciled the estimated fair value of its single reporting unit derived from the combination of the income and market approaches to its market capitalization as of the measurement date, adjusted to reflect an estimated control premium.

During the three and nine months ended September 30, 2022, the Company determined its goodwill was not impaired as the fair value of its reporting unit was higher than its carrying value.
The following table presents details of changes to the Company’s goodwill balance for the nine months ended September 30, 2022:

Goodwill
Balance at December 31, 2021	$86,845
Goodwill adjustment (1)	(409)
Balance as of September 30, 2022	$86,436

(1) During the first quarter of 2022, the Company recorded a measurement period adjustment to increase the carrying value of the identifiable net assets acquired as a result of the Aarki acquisition, with a corresponding decrease to goodwill. See Note 3, Business Combinations, for more details.

Intangible Assets, Net

In the third quarter of 2022, the Company revised its financial outlook, resulting in lower projected user acquisition spend and a slower than expected migration of that spend to the Aarki technology-driven marketing platform, resulting in unrealized cost-saving synergies. The Company determined that this constituted a triggering event for one of the Company’s held and used long-lived asset groups, primarily consisting of developed technology and customer relationship intangible assets. The Company reviewed the undiscounted future cash flows for the identified long-lived asset group, and the results of the analysis indicated the carrying amount for the long-lived asset group was not expected to be recovered. As a result, the Company performed an analysis to estimate the fair value of the long-lived asset group, comprising the intangible assets acquired as part of the Aarki acquisition.

The fair value of the identified intangible assets was estimated using an income approach. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. Significant factors considered in the calculation of the fair value of the long-lived asset group were projected revenue, gross margins, maintenance level operating expenses, the remaining economic life of the overall long-lived asset group based on the primary asset of the group, which was determined to be the developed technology, along with the discount rates used to derive the estimated present values of future cash flows. The Company applied judgment which involved the use of significant assumptions with respect to its income forecast such as the level and timing of future cash flows. The Company believes the level and timing of expected future cash flows appropriately reflects market participant assumptions.
The Company determined the fair value of the long-lived asset group was lower than its carrying value and recorded an intangible asset impairment charge of $47.6 million during the three months ended September 30, 2022, of which $36.2 million and $11.4 million related to the Company’s developed technology and customer relationships, respectively. This non-cash charge was recorded to impairment of intangible assets on the unaudited condensed consolidated statements of operations and comprehensive loss.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The components of intangible assets consisted of the following as of September 30, 2022:

	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed technology	6.8	$60,400	$(8,684)	$(36,170)	$15,546
Customer relationships	1.8	26,200	(10,046)	(11,411)	4,743
Trademark and trade name	0.0	200	(200)	—	—
Intangible assets, net		$86,800	$(18,930)	$(47,581)	$20,289
The following table sets forth the activity related to finite-lived intangible assets:

Nine Months Ended September 30,
2022
Beginning balance at December 31, 2021	$79,137
Amortization	(11,267)
Impairment	(47,581)
Ending balance at September 30, 2022	$20,289
The following table summarizes amortization expense associated with finite-lived intangible assets recognized in the condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2022 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$1,449	$1,573	$5,224	$1,573
Sales and marketing	1,676	1,819	6,043	1,819
General and administrative	—	167	—	167
Total amortization expense	$3,125	$3,559	$11,267	$3,559
The following table outlines the estimated future amortization expense related to finite intangible assets as of September 30, 2022:

2022 (excluding the nine months ended September 30, 2022)	$1,234
2023	4,936
2024	3,723
2025	2,289
2026	2,289
Thereafter	5,818
Total	$20,289

6. Restructuring
In the second and third quarters of 2022, the Company approved and implemented restructuring plans to realign resources and reduce operating costs. As a result, during the three and nine months ended September 30, 2022, the Company recorded restructuring charges of $1.9 million and $4.5 million, respectively, primarily consisting of severance and continuation of health insurance benefits. The Company does not expect to incur restructuring charges in fourth quarter of fiscal year 2022.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The table below summarizes the restructuring charges recognized on the condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022 as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
Research and development	$1,075	$1,905
Sales and marketing	160	947
General and administrative	625	1,673
Total	$1,860	$4,525
The table below summarizes the activity and balance of accrued restructuring, which is included in “Other current liabilities” in the condensed consolidated balance sheet:

Restructuring Accrual
Employee termination benefits	$4,830
Cash payments	(4,203)
Restructuring liability as of September 30, 2022	$627
7. Fair Value Measurements
As of September 30, 2022 and December 31, 2021, the recorded values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.

Cash and cash equivalents held by the Company as of September 30, 2022 and December 31, 2021 were $239.9 million and $241.3 million, respectively, and were comprised of cash on hand, money market funds, and highly liquid investments with original contractual maturity dates of three months or less. Cash and money market funds are classified within Level 1 of the fair value hierarchy. Highly liquid investments such as commercial papers and corporate bonds are classified within Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-Sale Investments
Asset backed securities	$—	$89,528	$—	$89,528
Corporate notes and bonds	—	135,534	—	135,534
Commercial paper	—	131,122	—	131,122
Foreign government securities	—	15,012	—	15,012
US Government Securities	9,983	86,529	—	96,512
Total assets	$9,983	$457,725	$—	$467,708
Liabilities:
Private Common Stock Warrants	$—	$—	$888	$888
Total liabilities	$—	$—	$888	$888

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

The following sets forth the activity for Private Warrants:

Private Warrants
Balance at December 31, 2021	$6,293
Fair market value adjustment	(5,405)
Balance at September 30, 2022	$888

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
8. Investments

Investment Components

The components of investments were as follows:

	As of September 30, 2022
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset backed securities	$89,912	$1	$(385)	$89,528	$—	$1,014	$88,514
Corporate notes and bonds	137,701	—	(2,166)	135,535	—	130,793	4,742
Commercial paper	131,159	3	(40)	131,122	62,798	68,324	—
Money market funds	30,974	—	—	30,974	30,974	—	—
Foreign government securities	15,148	—	(136)	15,012	—	15,012	—
US government and agency securities	96,520	6	(15)	96,511	86,528	9,983	—
Total investments	$501,414	$10	$(2,742)	$498,682	$180,300	$225,126	$93,256

	As of December 31, 2021
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset backed securities	$111,619	$1	$(68)	$111,552	$—	$5,372	$106,180
Certificates of deposits	6,002	—	—	6,002	—	6,002	—
Corporate notes and bonds	207,169	21	(201)	206,990	3,026	132,688	71,276
Commercial paper	109,391	—	—	109,391	24,193	85,198	—
Money market funds	51,768	—	—	51,768	51,768	—
Foreign government securities	8,186	—	(5)	8,181	—	3,008	5,173
US government securities	86,783	4	—	86,787	—	86,787	—
Total investments	$580,918	$26	$(274)	$580,671	$78,987	$319,055	$182,629

Non-marketable equity securities are investments in privately held companies without readily determinable fair values. The carrying value of the Company’s investments without readily determinable fair values was $55.6 million as of September 30, 2022 and December 31, 2021 and was classified within “Investments in non-marketable equity securities” in the condensed consolidated balance sheets. The Company did not record any adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative and did not recognize any gains or losses related to the sale of non-marketable equity securities in the three and nine months ended September 30, 2022.

Unrealized Losses on Marketable Securities

The Company did not have any marketable securities with unrealized losses for more than 12 months. Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Marketable Securities Maturities

	Adjusted	Estimated
	Cost Basis	Fair Value
September 30, 2022
Due in one year or less	$227,352	$225,126
Due after one year through five years	93,750	93,256
Total	$321,102	$318,382

9. Long-Term Debt

Components of long-term debt were as follows as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
2021 Senior Secured Notes	$289,500	$300,000
Unamortized discount and issuance costs	(17,532)	(21,111)
Long-term debt, non-current	$271,968	$278,889

2021 Senior Secured Notes

In December 2021, the Company entered into a $300 million 10.25% secured notes in a private placement to certain institutional buyers. The interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. At issuance, the effective interest rate on the notes was 12.14%. The notes will mature on December 15, 2026, unless repurchased or redeemed earlier. The secured notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with our affiliates, as well as certain other financial covenants. The Company was in compliance with all covenants as of September 30, 2022.

In accounting for the senior secured notes, unamortized discount and issuance costs were deducted from the carrying value in the condensed consolidated balance sheet. Issuance costs will be recognized as interest expense over the five-year term of the senior secured notes. The senior secured notes are classified as Level 2 financial instruments, and its fair value is presented for disclosure purposes only. The Company determined the fair value of the notes is $198 million as of September 30, 2022 based on secondary market quotes.

Interest is paid semi-annually. Accrued interest as of September 30, 2022 was $8.6 million and was recorded within other current liabilities in the Company’s condensed consolidated balance sheets. As of September 30, 2022, $14.9 million cash has been paid for interest.

The Company is aware that its outstanding debt securities are currently trading at substantial discounts to their respective principal amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, the Company may, from time to time, as it did during the third quarter of 2022, continue to seek to retire or purchase our outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. On September 1, 2022, the Company redeemed $10.5 million principal amount of the 2021 senior secured notes which resulted in a gain on extinguishment of debt of $2.6 million as the notes were redeemed for total consideration below par value of the notes. The redemption price was equal to 69.5% of the aggregate principal amount plus accrued and unpaid interest. The redemption also resulted a decrease of the effective interest rate to 12.09%. The gain is reflected in the interest expense, net line item of the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The following table outlines maturities of the principle related to the Company’s long-term debt as of September 30, 2022:

Amount
2022 (excluding the nine months ended September 30, 2022)	$—
2023	—
2024	—
2025	—
2026	289,500
Total	$289,500

10. Leases

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

The Company adopted Accounting Standards Update 2016-02, Leases (“ASC 842”), which supersedes the guidance in ASC 840, Leases (“ASC 840”), effective January 1, 2021. As the Company elected the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the Jumpstart Our Business Startups Act of 2012, ASU 842 was not adopted until the fourth quarter of 2021. The comparative information for the three and nine months ended September 30, 2021 have been adjusted to reflect impact of the adoption of ASC 842 as of January 1, 2021. The adoption did not impact the Company’s prior year consolidated statements of operations and comprehensive loss and statements of stockholders’ equity for the three and nine-month periods ended September 30, 2021. There was no impact on the Company’s prior year total cash used in operating activities in the Company’s condensed consolidated statement of cash flows; however, the Company has adjusted the operating lease right-of-use assets ($15.0 million decrease), operating lease liabilities ($16.1 million increase) and other accruals and liabilities ($1.1 million decrease) line items within changes in operating assets and liabilities in our condensed consolidated statement of cash flows for the nine months ended September 30, 2022 included herein.

As of September 30, 2022, the Company does not have additional operating and finance leases not yet commenced.

11. Commitments and Contingencies
Purchase Commitments

In September 2022, the Company entered into non-cancellable agreement to purchase cloud hosting services in the amount of $13 million over a two year term, commencing in the fourth quarter of 2022, in exchange for discounts on such services. If the spend does not meet the minimum annual commitment each year or at the end of the term, the Company is obligated to make a commitment shortfall payment. The Company expects to meet the annual commitments.

Legal Matters
The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course and conduct of its business and has certain unresolved claims pending, the outcomes of which are not determinable at this time. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters, other than as disclosed herein, is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of September 30, 2022. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, except as set forth herein, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
On May 15, 2019, a former employee of the Company filed a suit against the Company in the San Francisco Superior Court in California for claims including breach of contract, retaliation and wrongful termination. The case was tried in August and September 2021. The jury found in favor of the former employee and rendered a verdict against the Company for $11.6 million in compensatory damages, and the Company recorded a loss contingency accrual and corresponding general and administrative expenses in such amount in the third quarter of 2021. In April 2022, the judge in the case determined, in light of the Company’s post-verdict motions, that the instructions given to the jury at trial were defective. Accordingly, the judge ordered a new trial on damages or, alternatively, permitted the plaintiff accept a reduced verdict in the amount of $4.35 million, which the plaintiff subsequently levied from the Company’s bank account. On May 25, 2022, the Company filed an appeal from the judgment seeking, in part, entry of judgment in the Company's favor notwithstanding the verdict. The plaintiff accepted the reduced verdict, and filed an appeal from the judgment on June 7, 2022, seeking in part, to reinstate the jury's original verdict.
Indirect Taxes

The Company is subject to indirect taxation in various states and foreign jurisdictions in which it conducts business. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount of loss or range of loss can be reasonably estimated. The Company does not record a liability when it believes the liability is reasonably possible but not estimable. As of September 30, 2022, the Company has determined that a material loss related to indirect taxation is reasonably possible but not estimable.
12. Common Stock Warrants
As of September 30, 2022, the Company had zero Public Warrants and 4,535,728 Private Warrants outstanding. During the nine months ended September 30, 2022, there were no Private Warrants exercised.
As part of the initial public offering by Flying Eagle Acquisition Corporation, a Delaware corporation (“FEAC”), 17,250,000 Public Warrants were sold. The Public Warrants entitled the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustments. The Public Warrants were only exercisable for a whole number of shares of Class A common stock. No fractional shares were issued upon exercise of the warrants. The Public Warrants had an expiration date of 5:00 p.m. New York City time on December 16, 2025, or earlier upon redemption or liquidation. The Public Warrants were listed on the NYSE under the symbol “SKLZ.WS.”
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
As of September 30, 2022, the Company has authorized a total of 635 million shares, consisting of 500 million shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), 125 million shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), and 10 million shares of preferred stock, par value $0.0001 per share (“preferred stock”).

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
14. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized for the three and nine months ended September 30, 2022 and 2021 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$(1,953)	$1,814	$3,557	$5,237
Sales and marketing	2,143	1,637	6,664	6,025
General and administrative	5,632	12,361	87,346	31,269
Total stock-based compensation expense	$5,822	$15,812	$97,567	$42,531
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The 2020 Plan permits the Company to deliver up to 86,771,777 shares of common stock pursuant to awards issued under the 2020 Plan, consisting of 15,000,000 shares which may be of Class A and/or Class B common stock, 56,264,600 shares of Class A common stock and 15,507,177 shares of Class B common stock. The total number of shares of Class A common stock and Class B common stock that will be reserved and that may be issued under the 2020 Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2021, by a number of shares equal to 5% of the total number of shares of Class A common stock and Class B common stock, respectively, outstanding on the last day of the prior calendar year.

Stock Options and Restricted Stock Units
Stock option and RSU activity during the nine months ended September 30, 2022 is as follows (in thousands, except for share, per share, and contractual term data):

		Options Outstanding				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2021	51,437,898	27,727,088	$7.79	7.04	$113,110	7,600,097	$13.17
Additional shares authorized	20,437,691	—	—
Options and restricted stock units granted	(13,189,895)	—	—			13,189,895	2.28
Options exercised and restricted stock units released	—	(10,045,056)	0.12			(1,137,714)	14.15
Options and restricted stock units canceled	11,181,333	(1,041,670)	0.98			(10,139,663)	7.21
Balance at September 30, 2022	69,867,027	16,640,362	$12.85	7.40	$3,300	9,512,615	$4.30

Exercisable at December 31, 2021		13,157,036	$0.15	5.17	$95,946
Exercisable at September 30, 2022		4,194,487	0.31	5.10	3,171
Unvested at December 31, 2021		14,570,052	14.69	8.72	17,164
Unvested at September 30, 2022		12,445,875	17.08	8.18	129
The number of unvested stock options as of September 30, 2022 and December 31, 2021 does not include 5.4 million and 8.2 million shares of restricted common stock, respectively, previously issued upon the early exercise of grants by certain executives.
The number of RSUs granted and outstanding does not include 3.3 million performance-based RSUs which the Company issued as of September 30, 2022, as the performance-based RSUs are not deemed granted for accounting purposes. Additionally, the stock option and RSU activity presented in the table above does not include activity related to the 2022 CFO Restricted Stock Unit and Performance award, 2021 CEO Performance Award and Founders' Option Agreements, described below.
As of September 30, 2022, unrecognized stock-based compensation expense related to unvested stock options, restricted common stock, RSUs, performance-based RSUs and performance stock units was $100.1 million. The weighted-average period over which such compensation expense will be recognized is 3.29 years.
The aggregate intrinsic value of options exercised was $0.7 million and $47.8 million during the three months ended September 30, 2022 and 2021, respectively, and $15.9 million and $59.6 million during the nine months ended September 30, 2022 and 2021, respectively.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

2022 CFO Restricted Stock Unit and Performance Award

The Company granted the Company’s President and Chief Financial Officer (“CFO”) a restricted stock unit award covering shares of the Company’s Class A common stock with a grant date value equal to $15.0 million, comprised of 10.4 million restricted stock units. Such grant vests 25% on the first anniversary of CFO’s start date and the remainder vests in 12 substantially equal quarterly installments, in each case subject to continuous service with the Company through each applicable vesting date, provided that the grant vests in full if the CFO is terminated without cause following a change of control of the Company.

In addition, the Company issued to the CFO a performance stock unit award covering shares of the Company’s Class A common stock with a fair value of $5.0 million as of the issuance date, comprised of 3.5 million performance stock units. Such award vests over four one-year periods, with pro-rata vesting for the first and last performance periods, in each case subject to continuous service with the Company through each applicable vesting date and the attainment of certain corporate performance goals.

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

Founders’ Option Agreements

In December 2020, the Company entered into option agreements with each of the CEO and CRO (the “Option Agreements”) awarding options to purchase (i) 9,960,000 shares of New Skillz Class B common stock to the CEO and (ii) 2,040,000 shares of Class A common stock to the CRO. The options will vest in three equal increments as follows (i) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the volume weighted average price on the NYSE over a ten (10) trading day period of underlying Skillz Class A common stock (“VWAP”) equals or exceeds 3.0x the VWAP of the shares as of the Closing Date (as defined in the Options Agreements), (ii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 4.0x the VWAP of the shares as of the Closing Date; and (iii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 5.0x the VWAP of the shares as of the Closing Date. The $93.4 million grant date fair value of the Founders’ Options was estimated using a model based on multiple

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The significant inputs to the valuation included the Company’s Class A stock price and the risk-free interest rate as of the grant date, as well as the estimated volatility of the Company’s Class A common stock. For the three and nine months ended September 30, 2022 and 2021, the Company recognized $4.9 million and $14.5 million, respectively, in compensation expense related to these grants. As of September 30, 2022, the unrecognized stock-based compensation cost related to Founders’ Option Agreements was $58.6 million.
15. Income Taxes

The Company’s benefit from income taxes was $120 thousand and $18.9 million for the three months ended September 30, 2022 and 2021, respectively. This represents an effective tax rate for the respective periods of 0.15% and (59.45)%. The Company’s benefit from income taxes was $488 thousand and $18.8 million for the nine months ended September 30, 2022 and 2021, respectively. This represents an effective tax rate for the respective periods of 0.17% and 18.60%. The Company has historically been in an overall loss position and is only subject to state and foreign taxes. The Company maintains a valuation allowance for substantially all of its net deferred tax assets. The effective tax rate differs from the federal statutory rate due to the valuation allowance, as well as due to foreign taxes and state taxes.
16. Related-Party Transactions
The Company did not have any material related party transactions in the three and nine months ended September 30, 2022 and 2021.
17. Net Income (Loss) Per Share
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
The following table sets forth the computation of basic and diluted loss per Class A common stock and Class B common stock (in thousands, except for share and per share data):

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss) – basic	$(78,547)	$50,781	$(287,271)	$(82,406)
Denominator:
Weighted average common shares outstanding – basic	413,834,082	395,053,445	407,926,348	379,450,553
Net income (loss) per share attributable to common stockholders – basic	$(0.19)	$0.13	$(0.70)	$(0.22)

Numerator:
Net income (loss) – basic	$(78,547)	$50,781	$(287,271)	$(82,406)
Decrease in fair value of public and private common stock warrant liabilities	—	(113,601)	—	(81,898)
Net loss – diluted	$(78,547)	$(62,820)	(287,271)	(164,304)
Denominator:
Weighted average common shares outstanding – basic	413,834,082	395,053,445	407,926,348	379,450,553
Incremental common shares from assumed exercise of public and private common stock warrants	—	976,686	—	6,001,253
Weighted average common shares outstanding – diluted	413,834,082	396,030,131	407,926,348	385,451,806
Net loss per share attributable to common stockholders – diluted	$(0.19)	$(0.16)	$(0.70)	$(0.43)

The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands).

	As of September 30,
	2022	2021
Common stock warrants	4,535,728	—
Common stock options	22,040,951	39,273,376
Performance stock units	—	16,146,630
Restricted stock units	9,512,615	3,651,447
Total	36,089,294	59,071,453

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
18. Geographical Information
No sales to a country other than the United States accounted for more than 10% of revenue for the three and nine months ended September 30, 2022 or 2021. Revenue, classified by the major geographic areas where the end users were located when they entered paid competitions, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$47,813	$84,005	$171,865	$232,385
Other countries	12,442	18,067	55,163	42,855
Total	$60,255	$102,072	$227,028	$275,240
Property and equipment, net and operating lease right-of-use assets by geography was as follows:

	September 30,	December 31,
	2022	2021
United States	$17,014	$20,997
Other countries	3,599	3,502
Total	$20,613	$24,499

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Skillz Inc. (for purposes of this section, “Skillz,” “we,” “us” and “our”). MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2021, and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part II, Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.
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
Skillz was founded in 2012 by Andrew Paradise and Casey Chafkin with the vision to make eSports accessible to everyone possible. As of September 30, 2022, the platform had 1.7 million monthly active users (“MAUs”) and hosts an average of over 2 million daily tournaments, including 0.95 million paid entry daily tournaments, offering over $97 million in prizes each month. Since our inception in 2012, over 10,000 registered game developers have launched a game integration on our platform. As of September 30, 2022, over 300 developers had a game on our platform with at least one installed user.
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
Historically, our top games and related developers have accounted for a substantial portion of our revenue earned from the Skillz platform. For the three months ended September 30, 2022 and 2021, the games Solitaire Cube, 21 Blitz (each developed by Tether Studios, LLC (“Tether”)) and Blackout Bingo (developed by Big Run Studios Inc. (“Big Run”)) combined accounted for 72% and 71% of our revenue earned from the Skillz platform, respectively. For the three months ended September 30, 2022 and 2021 Tether accounted for 40% and 43% of our revenue earned from the Skillz platform, respectively. For the three months ended September 30, 2022 and 2021 Big Run accounted for 40% and 37% of our revenue earned from the Skillz platform, respectively. For the nine months ended September 30, 2022 and 2021, Solitaire Cube, 21 Blitz, and Blackout Bingo accounted for 71% and 73% of our revenue earned from the Skillz platform, respectively. For the nine months ended September 30, 2022 and 2021 Tether accounted for 38% and 43% of our revenue earned from the Skillz platform, respectively. For the nine months ended September 30, 2022 and 2021 Big Run accounted for 41% and 39% of our revenue earned from the Skillz platform, respectively.
Our top titles rotate over time as more games generate success on the Skillz platform. In the nine months ended September 30, 2022, the number of games that generated over $1 million of annualized Gross Marketplace Volume (“GMV”) increased 7% to 48 from 45 in the nine months ended September 30, 2021.

The following supplemental financial information table summarizes key operating metrics for the three and nine months ended September 20, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross marketplace volume (“GMV”) (000s) (1)	$360,364	$610,935	$1,344,707	$1,786,118
Paying monthly active users (“PMAUs”) (000s) (2)	320	509	437	480
Monthly active users (“MAUs”) (000s) (3)	1,665	2,985	2,376	2,692
Average GMV per paying monthly active user (4)	$375.6	$399.8	$342.1	$413.6
Average GMV per monthly active user (5)	$72.1	$68.2	$62.9	$73.7
Average revenue per paying monthly active user (“ARPPU”) (6)	$62.8	$66.8	$58.5	$63.6
Average revenue per monthly active user (“ARPU”) (7)	$12.1	$11.4	$10.9	$11.4
Paying MAU to MAU ratio	19%	17%	19%	18%
Average end-user incentives, included as sales and marketing expense, per paying monthly active user (8)	$24.83	$32.71	$24.51	$30.31
Average end-user incentives, included as sales and marketing expense, per playing monthly active user (9)	$4.77	$5.58	$4.50	$5.40

(1) “GMV” or “Gross Marketplace Volume” means the total entry fees paid by users for contests hosted on Skillz’s platform. Total entry fees include entry fees paid by end-users using cash deposits, prior winnings from end-users’ accounts that have not been withdrawn, and end-user incentives used to enter paid entry fee contests.
(2) “Paying Monthly Active Users” or “PMAUs” means the number of end-users who entered into a paid contest hosted on Skillz’s platform at least once in a month, averaged over each month in the period.
(3) “Monthly Active Users” or “MAUs” means the number of playing end-users who entered into a paid or free contest hosted on Skillz’s platform at least once in a month, averaged over each month in the period.
(4) “Average GMV Per Paying Monthly Active User” means the average GMV in a given month divided by Paying MAUs in that month, averaged over the period.
(5) “Average GMV Per Monthly Active User” means the average GMV in a given month divided by MAUs in that month, averaged over the period.
(6) “Average Revenue Per Paying Monthly Active User” or “ARPPU” means the average revenue in a given month divided by Paying MAUs in that month, averaged over the period and does not include a deduction for end-user incentives that are included in sales and marketing expense.
(7) “Average Revenue Per Monthly Active User” or “ARPU” means the average revenue in a given month divided by MAUs in that month, averaged over the period and does not include a deduction for end-user incentives that are included in sales and marketing expense.
(8) Amount reflects the average end-user incentives included in sales and marketing expense in a given month divided by PMAUs in that month, averaged over the period.
(9) Amount reflects the average end-user incentives included in sales and marketing expense in a given month divided by MAUs in that month, averaged over the period.

Engagement marketing is a sales and marketing expense representing rewards and awards that developers do not have a valid expectation of being offered to end-users to engage on the platform. Decreases in engagement marketing could result in lower revenue as paying users no longer receive those end-user incentives, which include Bonus Cash which can only be used to enter into paid contests. User acquisition (“UA”) marketing is a sales and marketing expense to acquire new paying users to the platform. Assuming acquisition cost per user is constant, decreases in UA marketing typically result in lower revenue as a result of having fewer new paying users. The reduction in UA marketing and engagement marketing expenses could result in a reduction in expected revenue. The Company is currently unable to estimate the precise degree to which expected reductions to UA marketing and engagement marketing will impact revenue. In addition, a number of other factors impact, or have the potential to impact, revenue. These factors include, but are not limited to, the retention of existing users on the platform and average monthly revenue per paying user. Over the course of 2022, our plan has been to focus on driving higher efficiency from our marketing investment by (1) reducing spend on low-return engagement marketing programs, which we expect will result in lowering engagement marketing as a percentage of revenue and (2) driving UA efficiency by optimizing spend across networks, driving higher organic traffic, and migrating a greater proportion of UA marketing spend to Aarki, Inc. (“Aarki”), which we expect, over the long term, will result in reducing the total UA spending in 2022 and 2023 relative to 2021, and to significantly reduce the average costs to acquire a new paying user (“user acquisition costs” or “UAC”) with shorter payback periods by the end of 2024. The Company still expects to continue the migration to Aarki over time and realize synergies from the acquisition, albeit over a longer period of time compared to that originally forecasted. To the extent we reduce engagement marketing spend, we expect to reduce our Bonus Cash end-user incentives in proportion to such overall engagement marketing reduction.
On July 16, 2021, the Company completed the acquisition of Aarki and acquired 100% of the outstanding equity and voting interest of Aarki under the terms of the Agreement and Plan of Merger. The Company paid $162.3 million in consideration comprised of $95.3 million in cash and the remaining $67.1 million comprised of 4.4 million shares of Skillz Class A common stock to the existing Aarki stockholders. The Company expects Aarki’s technology-driven marketing platform to result in significant efficiencies in user-acquisition costs over the long term, which can be reinvested to acquire more users to accelerate growth and provide a broader product offering, including media buying capabilities to better serve game developers. The financial results of Aarki have been included in the Company’s condensed consolidated financial statements since the date of the acquisition. As previously disclosed, we recorded certain goodwill and intangible assets in connection with our acquisition of Aarki. The Company’s policy is to evaluate goodwill and intangible assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the third quarter of 2022, the Company revised its financial outlook, resulting in lower projected user acquisition spend and a slower than expected migration of that spend to the Aarki technology-driven marketing platform, which will result in unrealized cost-saving synergies. The Company determined that this constituted a triggering event for one of the Company’s held and used long-lived asset groups, primarily consisting of developed technology and customer relationship intangible assets. As a result of our impairment evaluation, we recorded a non-cash intangible asset impairment charge of $47.6 million in the condensed consolidated statement of operations and comprehensive loss. See Note 5, Goodwill and Intangible Assets, for further details.
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

Our platform allows users to participate in fair competition, while rewarding developers who create games that keep players engaged. We generate revenue by receiving a percentage of player entry fees in paid contests, after deducting end-user prize money (i.e., winnings from the Competitions), end-user incentives accounted for as reduction of revenue and the profit share paid to developers (the “Take Rate”). GMV represents entry fees that may be paid using cash deposits, prior winnings that have not been withdrawn, and end-user incentives.

The following table summarizes additional components of GMV, including average GMV per active user and average GMV per paying active user for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
As a percentage of GMV (%)
Prior winnings	81%	80%	81%	81%
Cash deposits	12%	10%	12%	10%
End user incentives	7%	10%	7%	9%
As components of average GMV per paying monthly active user ($)
Prior winnings	$302.7	$321.4	$275.8	$335.7
Cash deposits	$46.7	$43.6	$41.3	$44.9
End user incentives	$26.2	$34.8	$25.0	$32.9
As components of average GMV per monthly active user ($)
Prior winnings	$58.2	$54.8	$50.7	$59.8
Cash deposits	$9.0	$7.4	$7.6	$8.0
End user incentives	$5.0	$5.9	$4.6	$5.9

Prizes include cash, bonus cash, physical merchandise and items sponsored by third-parties. Prizes for the nine months ended September 30, 2022 consisted of approximately 7% Bonus Cash returned to the winning player from their entry fees, 12% cash and less than 1% physical merchandise. For the nine months ended September 30, 2021, prizes consisted of approximately 8% Bonus Cash returned to the winning player from their entry fees, 10% cash and less than 1% physical merchandise. For the periods presented, the amount paid in prizes sponsored by third-parties, including goods, was immaterial.
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
•Product-first philosophy and data science capabilities — We have built a culture that puts product first, driving our impact with users and developers and then scaling marketing investment. For the three and nine months ended September 30, 2022, 44% and 46% of our salary costs were spent on product development, respectively. Our easy-to-integrate SDK contains over 200 features in a less than 16-MB package which allows for over-the-air upgrades. Our intuitive Developer Console dashboard enables our developers to rapidly integrate and monitor the performance of their games. Our LiveOps system enables us to manage and optimize the user experience across the thousands of games on our platform. We collect over 300 data points during each gameplay session to feed our big data assets which augment all elements of our platform. Our key data science technologies drive our player rating and matching, anti-cheat and anti-fraud, and user experience personalization engine.
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

By utilizing the Skillz monetization services, game developers can enhance the player experience by enabling them to compete in head-to-head matches, live tournaments, leagues, and charity tournaments and increase player retention through referral bonus programs, loyalty perks, on-system achievements and bonus cash. Skillz provides developers with an SDK that they can download and integrate with their existing games. The SDK serves as a data interface between Skillz and the game developers that enables Skillz to provide monetization services to the developer. Specifically, these monetization services include end-user registration services, player matching, fraud and fair play monitoring, and billing and settlement services. The SDK and Skillz monetization services provide the following key benefits to the developers:

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
Generally, end-users are required to deposit funds into their Skillz account in order to be eligible to participate in games for prizes. As part of its monetization services, Skillz is responsible for processing all end-user payments, billings and settlements on behalf of the game developer, such that the game developer does not have to collect directly from or make payments directly to the end-users. When the end-users enter into cash games, the end-users pay an entry fee using cash deposits, prior winnings in the end-users’ accounts that have not been withdrawn, and end-user incentives (specifically Bonus Cash). Skillz recognizes revenue related to each game regardless of how entry fees are paid. Skillz is responsible for distributing the prize money to the winner on behalf of the game developer. Skillz typically withholds 16% to 20% of the total entry fees when distributing the prize money as a commission. That commission is shared between Skillz and the game developers; however, the game developers’ share is calculated solely based upon entry fees paid by net cash deposits received from end-users, adjusted for certain costs incurred by Skillz to provide monetization services.

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
We expect our general and administrative expenses, excluding impact of the CEO award cancellation of performance stock units to stock based compensation expenses, to decrease for the foreseeable future as we reposition the Company for profitability. We do not anticipate that we will grow headcount significantly during the rest of the year and expect to reduce certain general and administrative expenses including professional service expenses, investor relations activities, and other administrative services.

Intangible Asset Impairment Charge

In the third quarter of 2022, we revised our financial outlook, resulting in lower projected user acquisition spend and a slower than expected migration of that spend to the Aarki technology-driven marketing platform, which will result in unrealized cost-saving synergies. We determined that this constituted a triggering event for one our held and used long-lived asset groups, primarily consisting of developed technology and customer relationship intangible assets. As a result of our impairment evaluation, we recorded a non-cash intangible asset impairment charge of $47.6 million in the condensed consolidated statement of operations and comprehensive loss. See Note, 5, Goodwill and Intangible Assets, for further details.

Results of Operations
The following table sets forth a summary of our results of operations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$60,255	$102,072	$227,028	$275,240
Costs and expenses:
Cost of revenue	7,555	7,647	25,840	16,289
Research and development	8,354	13,162	45,536	30,584
Sales and marketing	51,773	114,531	242,290	310,377
General and administrative	20,280	48,376	139,784	101,092
Impairment of intangible assets	47,581	—	47,581	—
Total costs and expenses	135,543	183,716	501,031	458,342
Loss from operations	(75,288)	(81,644)	(274,003)	(183,102)
Interest expense, net	(3,807)	(87)	(19,560)	(136)
Change in fair value of common stock warrant liabilities	(80)	113,601	5,405	81,898
Other income (expense), net	508	(22)	399	108
Income (loss) before income taxes	(78,667)	31,848	(287,759)	(101,232)
Benefit from income taxes	(120)	(18,933)	(488)	(18,826)
Net income (loss)	$(78,547)	$50,781	$(287,271)	$(82,406)
Net income (loss) per share attributable to common stockholders:
Basic	$(0.19)	$0.13	$(0.70)	$(0.22)
Diluted	$(0.19)	$(0.16)	$(0.70)	$(0.43)
Weighted average shares outstanding:
Basic	413,834,082	395,053,445	407,926,348	379,450,553
Diluted	413,834,082	396,030,131	407,926,348	385,451,806
Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
Revenue	$60,255	$102,072	(41)%	$227,028	$275,240	(18)%

Three Months Ended

Revenue decreased by $41.8 million, or 41%, to $60.3 million in the three months ended September 30, 2022 from $102.1 million in the three months ended September 30, 2021. The decrease was attributable primarily to lower retention from existing user cohorts driven by a combination of factors, including past product changes, which together have had a negative impact on overall user experience. Furthermore, there were $36.6 million, or 66%, and $26.2 million, or 52%, decreases in spend to acquire new paying users and engagement marketing spend, respectively, as the Company scaled back to achieve better user acquisition efficiency and eliminated low-return engagement marketing programs.

Our year-over-year revenue growth rate for the three months ended September 30, 2022 was (41)%, which was down from our year-over-year revenue growth rate for the three months ended September 30, 2021 of 70%. The decrease in revenue growth rate compared to the previous period is primarily due to transitioning our focus from revenue growth to promoting profitable growth and efficiency. The transition to profitable growth and efficiency led the Company to reduce the rate of investment in Engagement Marketing and UA marketing. Our year-over-year growth rate for the three months ended September 30, 2022 for Engagement Marketing and UA marketing was (52)% and (66)%, respectively, and was down from our year-over-year growth rate for the three months ended September 30, 2021 for Engagement Marketing and UA marketing of 88% and 27%, respectively.

Nine Months Ended

Revenue decreased by $48.2 million, or 18%, to $227.0 million in the nine months ended September 30, 2022 from $275.2 million in the nine months ended September 30, 2021. The decrease was attributable primarily to lower retention from existing user cohorts driven by a combination of factors, including past product changes, which together have had a negative impact on overall user experience. Furthermore, there were $47.6 million, or 30%, and $34.6 million, or 26%, decreases in user acquisition and engagement marketing, respectively, as the Company scaled back to achieve better user acquisition efficiency and eliminated certain low-return engagement marketing programs.

Our year-over-year revenue growth rate for the nine months ended September 30, 2022 was (18)%, which was down from our year-over-year revenue growth rate or the nine months ended September 30, 2021 of 69%. The decrease in revenue growth rate compared to the previous period is primarily due to transitioning our focus from revenue growth to promoting profitable growth and efficiency. The transition to profitable growth and efficiency led the Company to reduce the rate of investment in Engagement Marketing and UA marketing. Our year-over-year growth rate for the nine months ended September 30, 2022 for Engagement Marketing and UA marketing was (26)% and (30)%, respectively, and was down from our year-over-year growth rate for the nine months ended September 30, 2021 for Engagement Marketing and UA marketing of 97% and 71%, respectively.
Cost of Revenue

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
Cost of revenue	$7,555	$7,647	(1)%	$25,840	$16,289	59%
Three Months Ended

Cost of revenue remained flat at $7.6 million for the three months ended September 30, 2022 and September 30, 2021. Cost of revenue as a percentage of revenue increased to 13% in the three months ended September 30, 2022 compared to 7% in the three months ended September 30, 2021.

Nine Months Ended

Cost of revenue increased by $9.6 million, or 59%, to $25.8 million in the nine months ended September 30, 2022 from $16.3 million in the nine months ended September 30, 2021. The increase in cost of revenue was primarily driven by server expense attributed to the acquisition of Aarki and the amortization of acquired developed technology intangible assets. Cost of revenue as a percentage of revenue increased to 11% in the nine months ended September 30, 2022 compared to 6% in the nine months ended September 30, 2021.
Research and Development

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
Research and development	$8,354	$13,162	(37)%	$45,536	$30,584	49%
Three Months Ended

Research and development costs decreased by $4.8 million, or 37%, to $8.4 million in the three months ended September 30, 2022 from $13.2 million in the three months ended September 30, 2021. The decrease was primarily driven by a decrease of $3.7 million related to stock-based compensation, $2.5 million in professional fees, and a $0.2 million decrease in headcount costs. These decreases were partially offset by a $0.5 million increase related to equipment and software expense, $0.1 million in facility and office-related expenses, and $1.1 million of restructuring charges. Research and development expenses accounted for 14% of revenue in the three months ended September 30, 2022 compared to 13% in the three months ended September 30, 2021.

Nine Months Ended

Research and development costs increased by $15.0 million, or 49%, to $45.5 million in the nine months ended September 30, 2022 from $30.6 million in the nine months ended September 30, 2021. The increase was primarily driven by a $15.8 million increase in research and development headcount costs, of which $14.0 million related to salaries and bonuses due to an increase in headcount from the acquisition of Aarki, a $1.7 million increase related to equipment and software expense, $0.2 million in facility and office-related expenses, and $1.9 million of restructuring charges. These increases were partially offset by decreases of $1.6 million related to stock-based compensation and $3.4 million in professional fees. Research and development expenses accounted for 20% of revenue in the nine months ended September 30, 2022 compared to 11% in the nine months ended September 30, 2021.
Sales and Marketing

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
Sales and marketing	$51,773	$114,531	(55)%	$242,290	$310,377	(22)%
Three Months Ended

Sales and marketing costs decreased by $62.8 million, or 55%, to $51.8 million in the three months ended September 30, 2022 from $114.5 million in the three months ended September 30, 2021. The decrease was attributable primarily to 66% and 52% decreases in UA and engagement marketing spend, respectively. UA marketing expenses were $18.6 million and $55.2 million in three months ended September 30, 2022 and 2021, respectively. Engagement marketing expenses were $23.8 million and $50.0 million in the three months ended September 30, 2022 and 2021, respectively. Engagement marketing as a percentage of revenue decreased to 40% in the three months ended September 30, 2022 from 49% in the three months ended September 30, 2021, respectively. This decrease reflects a reduced investment in low-return marketing programs that resulted in a decrease in our engagement marketing expense per user in the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
Nine Months Ended

Sales and marketing costs decreased by $68.1 million, or 22%, to $242.3 million in the nine months ended September 30, 2022 from $310.4 million in the nine months ended September 30, 2021. The decrease was attributable primarily to 30% and 26% decreases in UA and engagement marketing spend, respectively. UA marketing expenses were $109.0 million and $156.6 million in nine months ended September 30, 2022 and 2021, respectively. Engagement marketing expenses were $96.3 million and $130.9 million in the nine months ended September 30, 2022 and 2021, respectively. Engagement marketing as a percentage of revenue decreased to 42% in the nine months ended September 30, 2022 from 48% in the nine months ended September 30, 2021, respectively. This decrease reflects reduced investments in low-return marketing programs that resulted in a decrease in our engagement marketing expense per user in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
General and Administrative

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
General and administrative	$20,280	$48,376	(58)%	$139,784	$101,092	38%

Three Months Ended

General and administrative costs decreased by $28.1 million, or 58%, to $20.3 million in the three months ended September 30, 2022 from $48.4 million in the three months ended September 30, 2021. The decrease was primarily driven by a $6.7 million decrease in stock-based compensation expense, a $8.7 million decrease in professional fees, a $1.4 million decrease in bonus and commission expenses, a $0.1 million decrease in equipment and software expense, a $0.3 million decrease in office-related expenses, and a $11.6 million decrease in litigation charges. These decreases were offset by a $0.2 million increase in payroll expenses related to salaries and payroll taxes, a $0.6 million increase in restructuring charges and a $0.4 million increase in facilities expenses. General and administrative expenses accounted for 34% of revenue in the three months ended September 30, 2022 compared to 47% in the three months ended September 30, 2021.

Nine Months Ended

General and administrative costs increased by $38.7 million, or 38%, to $139.8 million in the nine months ended September 30, 2022 from $101.1 million in the nine months ended September 30, 2021. The increase was primarily driven by a $56.1 million increase in stock-based compensation expense, which includes $65.1 million related to the cancellation of performance stock units previously granted to the CEO without the concurrent grant or offer of a replacement award, a $7.5 million increase in payroll expenses related to salaries and payroll taxes, an increase of $0.4 million in equipment and software expense, a $1.7 million increase in restructuring charges and a $1.0 million increase in facilities expenses. These increases were partially offset by a $13.8 million decrease in professional fees, a $1.7 million decrease in bonus and commission expenses, a decrease of $0.3 million in office-related expenses, and a $11.6 million decrease in litigation charges. General and administrative expenses accounted for 62% of revenue in the nine months ended September 30, 2022 compared to 37% in the nine months ended September 30, 2021.
Impairment of Intangible Assets

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
Impairment of intangible assets	$47,581	$—	NM	$47,581	$—	NM

Three and Nine Months Ended

During the three and nine months ended September 30, 2022, we recorded an impairment of intangible assets of $47.6 million. In the third quarter, we revised our financial outlook, resulting in lower projected user acquisition spend and a slower than expected migration of that spend to the Aarki technology-driven marketing platform, which will result in unrealized cost-saving synergies. We determined that this constituted a triggering event for one our held and used long-lived asset groups, primarily consisting of developed technology and customer relationship intangible assets. As a result of our impairment evaluation, we recorded a non-cash intangible asset impairment charge of $47.6 million in the condensed consolidated statement of operations and comprehensive loss. See Note, 5, Goodwill and Intangible Assets, for further details.

Interest expense, net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
Interest expense, net	$(3,807)	$(87)	NM	$(19,560)	$(136)	NM

Three Months Ended

Interest expense, net increased by $3.7 million to $3.8 million in the three months ended September 30, 2022 from $87 thousand in the three months ended September 30, 2021. The increase was due to interest expense related to our senior secured notes issued in 2021. This increase was partially offset by a gain on extinguishment of debt related to a debt repurchase of our senior secured notes issued in December 2021.

Nine Months Ended

Interest expense, net increased by $19.4 million to $19.6 million in the nine months ended September 30, 2022 from $136 thousand in the nine months ended September 30, 2021. The increase was due to interest expense related to our senior secured notes issued in 2021. This increase was partially offset by a gain on extinguishment of debt related to a debt repurchase of our 2021 secured notes in July 2022.
Change in fair value common stock of warrant liabilities

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
Change in fair value of common stock warrant liabilities	$(80)	$113,601	NM	$5,405	$81,898	NM
Three Months Ended

The change in fair value of warrant liabilities decreased by $113.7 million to $(0.1) million in the three months ended September 30, 2022 from $113.6 million in the three months ended September 30, 2021. Refer to Note 12, Common Stock Warrants, of the notes to the consolidated financial statements for further discussion.
Nine Months Ended

The change in fair value of warrant liabilities decreased by $76.5 million to $5.4 million in the nine months ended September 30, 2022 from $81.9 million in the nine months ended September 30, 2021. Refer to Note 12, Common Stock Warrants, of the notes to the consolidated financial statements for further discussion.
Other income (expense), net

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
Other (expense) income, net	$508	$(22)	NM	$399	$108	NM

Three Months Ended

Other income (expense), net increased by $530 thousand, to $508 thousand in the three months ended September 30, 2022 from $(22) thousand in the three months ended September 30, 2021. The increase was primarily driven by $0.5 million of other income due to the receipt of a refund of amounts previously held in escrow related to our acquisition of Aarki in the three months ended September 30, 2022.
Nine Months Ended

Other income, net increased by $291 thousand, to $399 thousand in the nine months ended September 30, 2022 from $108 thousand in the nine months ended September 30, 2021. The increase was primarily driven by $0.5 million of other income due to the receipt of a refund of amounts previously held in escrow related to our acquisition of Aarki in the nine months ended September 30, 2022.
Benefit from income taxes

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
(In thousands, except percentages)	2022	2021		2022	2021
Benefit from income taxes	$(120)	$(18,933)	NM	$(488)	$(18,826)	NM
Three Months Ended

Benefit from income taxes decreased by $18.8 million to $0.1 million in the three months ended September 30, 2022 from a benefit from income taxes of $18.9 million in the three months ended September 30, 2021. The decrease was primarily driven by the reversal of net deferred tax liabilities related to the acquisition of Aarki in the prior period.

Nine Months Ended

Benefit from income taxes decreased by $18.3 million to $0.5 million in the nine months ended September 30, 2022 from a benefit from income taxes of $18.8 million in the nine months ended September 30, 2021. The decrease was primarily driven by the reversal of net deferred tax liabilities related to the acquisition of Aarki in the prior period.

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
Adjusted EBITDA
“Adjusted EBITDA” is defined as net income (loss), excluding interest income (expense); change in fair value of common stock warrant liabilities; other (expense) income, net; (benefit from) provision for income tax; depreciation and amortization; stock-based compensation expense and related payroll tax expense; and certain other non-cash or non-recurring items impacting net income (loss) from time to time, including, but not limited to acquisition related expenses for transaction costs, loss contingency accruals, restructuring charges and impairment charges, as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
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
The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(78,547)	$50,781	$(287,271)	$(82,406)
Interest expense, net(5)	3,807	87	19,560	136
Stock-based compensation(3)	5,822	15,812	97,567	42,531
Change in fair value of common stock warrant liabilities	80	(113,601)	(5,405)	(81,898)
Benefit from income taxes	(120)	(18,933)	(488)	(18,826)
Depreciation and amortization	4,587	4,991	15,971	6,093
Other expense (income), net	(508)	22	(399)	(108)
Acquisition related expenses(8)	—	6,039	—	6,999
Loss contingency accrual(7)	—	11,557	—	11,557
Restructuring charges(4)	1,897	—	4,830	—
Impairment of intangible assets(6)	47,581	—	47,581	—
One-time nonrecurring expenses(1) (2)	—	1,504	26	11,930
Adjusted EBITDA	$(15,401)	$(41,741)	$(108,028)	$(103,992)
(1)For the nine months ended September 30, 2022, amounts represent one-time nonrecurring expenses related to IPO bonuses for certain employees, net of amounts forfeited by terminated employees.
(2)For the three and nine months ended September 30, 2021, amounts represent one-time nonrecurring expenses related to the follow-on offering, Aarki acquisition, and executive severance expense.
(3)For the nine months ended September 30, 2022, amount includes stock-based compensation recognized for the cancellation of the Chief Executive Officer’ award of 16,119,540 performance share units granted on September 14, 2021 (the “CEO Performance Stock Units”).
(4)For the three and nine months ended September 30, 2022, amount includes restructuring charges related to employee termination benefits.
(5)For the three and nine months ended September 30, 2022, amount includes $2.6 million gain on extinguishment of debt for our 2021 senior secured notes. Please refer to Note 9, Long-Term Debt, for more details.
(6)For the three and nine months ended September 30, 2022, amount includes impairment of intangible assets related to the developed technology and customer relationships for our Aarki acquisition. Please refer to Note 5, Goodwill and Intangible Assets, for more details.
(7)For the three and nine months ended September 30, 2021, amount represents a loss contingency accrual related to a litigation matter relating to a former employee.

(8)For the three and nine months ended September 30, 2021, amounts represent acquisition related expenses for our Aarki acquisition.
Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sales of capital stock. As of September 30, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $239.9 million, which are primarily invested in money market funds and marketable securities with maturities of less than three months, and marketable securities in the amount of $318.4 million.
As of September 30, 2022, the Company had 4,535,728 Private Warrants outstanding. During the nine months ended September 30, 2022, there was no exercise of any Private Warrants.
In December 2021, the Company offered $300 million in aggregate principal senior secured notes due 2026 in a private offering. The notes were sold in a private placement to qualified institutional buyers. Annual interest started to accrue from December 20, 2021 at a stated rate of 10.25% and will be payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The notes will mature on December 15, 2026. We intend to use the net proceeds from the offering for general corporate purposes, which may include potential investments in or acquisitions of other companies, products, or technologies that we may identify in the future. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, make certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants applicable to the notes as of September 30, 2022.

We are aware that our outstanding debt securities are currently trading at substantial discounts to their respective principal amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon redemption, we may, from time to time, as we did during the third quarter of 2022, continue to seek to retire or purchase our outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

On September 1, 2022, the Company redeemed $10.5 million principal amount of the 2021 senior secured notes which resulted in a gain on extinguishment of debt of $2.6 million as the notes were redeemed for total consideration below par value of the notes. The redemption price was equal to 69.5% of the aggregate principal amount plus accrued and unpaid interest. The gain is reflected in the interest expense, net line item of the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2022.
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
The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(166,784)	$(103,326)
Net cash provided by (used in) investing activities	$176,041	$(140,803)
Net cash provided by (used in) financing activities	$(10,737)	$521,709
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

Net cash used in operating activities was $166.8 million for the nine months ended September 30, 2022. The most significant component of our cash used during this period was a net loss of $287.3 million, which included non-cash expenses of $97.6 million related to stock-based compensation, including $65.1 million related to the cancellation of performance stock units granted to our CEO, non-cash intangible asset impairment charge of $47.6 million, non-cash income of $5.4 million for the change in fair value related to Private Common Stock Warrants, $16.0 million related to depreciation and amortization, a gain on extinguishment of debt for $2.6 million, and net cash outflows of $37.9 million from changes in operating assets and liabilities. The net cash outflows from changes of operating assets and liabilities were primarily the result of decreases in other liabilities of $21.8 million, accounts payable of $14.0 million, loss contingency accrual of $4.6 million and an increase in prepaid expense and other assets of $2.2 million. These net cash outflows were slightly offset by a decrease in accounts receivable of $4.5 million.
Net cash used in operating activities was $103.3 million for the nine months ended September 30, 2021. The most significant component of our cash used during this period was a net loss of $82.4 million, which included non-cash income and expenses of $81.9 million for the change in fair value related to Public and Private Common Stock Warrants, $42.5 million related to stock-based compensation, $6.1 million related to depreciation and amortization, accretion of unamortized discounts and amortization of issuance costs, and net cash inflows of $31.2 million from changes in operating assets and liabilities. The net cash inflows from changes of operating assets and liabilities were primarily the result of an increase in other liabilities of $15.9 million, primarily related to an increase in accrued sales and marketing costs.
Cash Flows from Investing Activities

Net cash provided by investing activities was $176.0 million for the nine months ended September 30, 2022. The net cash provided by investing activities included $432.9 million for purchases of marketable securities, partially offset by $125.3 million in proceeds from sales of marketable securities and $485.6 million in proceeds from maturities of marketable securities.

Net cash used in investing activities was $140.8 million for the nine months ended September 30, 2021. The net cash used in investing activities included the $84.0 million acquisition of Aarki, net of cash acquired, $54.7 million investment in non-marketable equity securities, and $2.1 million in purchases of property and equipment, including internal-use software.
Cash Flows from Financing Activities

Net cash used in financing activities was $10.7 million for nine months ended September 30, 2022, which was primarily due to the $7.5 million payment for redemption of senior secured notes, $2.0 million in payments for debt issuance costs and $2.0 million in principal payments on finance lease obligations.
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

Purchase Commitments

In September 2022, we entered into a non-cancellable agreement to purchase cloud hosting services in the amount of $13 million over a two year term, commencing in the fourth quarter of 2022, in exchange for discounts on such services. See Note 11, Commitments and Contingencies, for more details.

Leases

We have operating lease arrangements for office space, and finance lease agreements for certain network equipment. As of September 30, 2022, we had lease payment obligations of $22.8 million, of which $5.7 million is payable within 12 months.

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
Critical Accounting Policies and Estimates
See critical accounting policies and estimates in our Form 10-K filed March 1, 2022 as there have been no material changes except for the following:

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level, which is the same or one level below the operating segment. We have one operating segment and a single reporting unit. We identified our reporting unit by assessing whether there are components of our operating segment which constitute businesses for which discrete financial information is available and reviewed regularly by the segment manager. We test goodwill for impairment at least annually during the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year. Events or circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, loss of key customers, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations. When testing goodwill for impairment, we first perform a qualitative assessment. If we determine it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, then no further analysis is necessary. If we determine it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then we compare the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If, however, the fair value of the reporting unit is less than its carrying amount, the difference between the carrying value and the fair value would be recorded as an impairment loss. Any impairment loss is limited to the carrying amount of goodwill allocated to the reporting unit.

We perform goodwill impairment evaluations annually, during the fourth quarter, or sooner if triggering events are identified. We observed continued market volatility including significant declines in our market capitalization and revised our financial outlook during the three months ended September 30, 2022, which was identified as a triggering event. As a result, we performed an interim quantitative goodwill impairment evaluation during the three months ended September 30, 2022, and determined the fair value of our reporting unit was greater than the carrying value and did not record a goodwill impairment charge. See Note 5, Goodwill and Intangible Assets, for further details.

Long-Lived Assets

Long-lived assets consist of property, plant equipment and intangible assets with estimable useful lives subject to depreciation and amortization. Intangible assets consist of purchased intangible assets including developed technology, customer relationships, trademarks and tradenames, and are amortized over their useful lives ranging from one to eight years using the straight-line method of amortization. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.

In the third quarter of 2022, we observed significant declines in user acquisition spend and a slower than expected migration of that spend to the Aarki technology-driven marketing platform, resulting in unrealized cost-saving synergies. We determined that this constituted a triggering event for one of our held and used long-lived asset groups, primarily consisting of developed technology and customer relationship intangible assets. We determined the fair value of the long-lived asset group was lower than its carrying value and recorded an intangible asset impairment charge of $47.6 million during the three months ended September 30, 2022. See Note 5, Goodwill and Intangible Assets, for further details.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, to our condensed consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to a variety of market and other risks, including the effects of changes in interest rates, inflation, as well as risks to the availability of funding sources.
Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2022, we had cash and cash equivalents of $239.9 million, which consisted of money market fund accounts and commercial papers for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of September 30, 2022, we had marketable securities of $318.4 million, which primarily consisted of U.S government, corporate debt securities, asset backed securities, commercial paper, and debt instruments issued by foreign governments, for which the fair market value would be affected by changes in the general level of interest rates. We limit the amount of credit exposure to any one issuer. Our investments carry a degree of interest rate risk. However, due to the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.
Foreign Currency Risk
There was no material foreign currency risk for the nine months ended September 30, 2022 and 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of previously disclosed material weaknesses in our internal control over financial reporting as described below.

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

Remediation of Material Weaknesses

During the three months ended September 30, 2022, we continued to design and implement internal control measures to improve our internal control over financial reporting and remediate the material weaknesses. Our efforts included a number of actions:

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

Changes in Internal Control over Financial Reporting

We have experienced turnover in certain control owners and financial reporting oversight roles as a result of Company restructuring efforts and select attrition during the third quarter of 2022. However, such changes have not had a material impact on our internal control over financial reporting. We are continually monitoring these changes to minimize the impact to our processes and controls.

Accordingly, other than the significant changes associated with the material weaknesses and corresponding remediation procedures as described above, there was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15b-15(d) of the Exchange Act during the third quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 11, “Contingencies and Commitments,” in this Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.1	Letter Agreement, by and between the Company and Vatsal Bhardwaj, dated as of October 14, 2022
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**Submitted electronically with the report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the fourth day of November, 2022.

SKILLZ INC.

By:	/s/ Andrew Paradise
Name:	Andrew Paradise
Title:	Chief Executive Officer and Chairman