Form 10-K
period 2022-12-31
Skillz Inc.
filed 2023-03-31
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

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

The aggregate market value of voting stock held by non-affiliates of the registrant on March 27, 2023, based on the closing price of $0.51 for shares of the Registrant’s Class A common stock as reported by the New York Stock Exchange, was approximately $171 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2023, the registrant had outstanding 353,833,354 shares of Class A common stock and 68,717,138 shares of Class B common stock.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of Skillz Inc.’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of December 31, 2022 and delivered to stockholders in connection with the 2023 Annual Meeting of Stockholders, are incorporated by reference into Part III of this Annual Report on Form 10-K for the year ended December 31, 2022 (this “Annual Report”).

SKILLZ INC.

EXPLANATORY NOTE

Background on Restatement of Previously Issued Financial Statements

As previously disclosed in the Current Report on Form 8-K filed by Skillz, Inc. (the “Company,” “Skillz,” “we” or “us”) with the Securities and Exchange Commission (“SEC”) on March 24, 2023, the Company’s Audit Committee of the Board of Directors, in consultation with management of the Company, concluded that it should restate its previously issued consolidated financial statements.

The Company and its Audit Committee formally concluded on March 22, 2023 that the restatement of financial statements and amendment of certain information of prior periods presented in this Annual Report was necessary to correct for the following: (i) an understatement of end-user liability, (ii) reserves for potential indirect tax liabilities, (iii) impairment of long-lived assets, (iv) other adjustments and (v) income tax adjustments due to the aforementioned errors.

Restatement of Previously Issued Financial Statements and Information

This Annual Report on Form 10-K for the year ended December 31, 2022 includes the following information:

(a)    restated Consolidated Balance Sheets as of December 31, 2021 and 2020, and the related Consolidated Statements of Operations and Comprehensive Loss, Changes in Stockholders’ Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020, respectively;
(b)    restated Unaudited Quarterly Financial Data for the first three quarters of the year ended December 31, 2022;
(c)    restated Unaudited Quarterly Financial Data for each quarter of the years ended December 31, 2021 and 2020; and
(d) amended Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) related to the years ended December 31, 2021 and 2020.

For a more detailed description of the financial impact of the restatement, see Note 3 - “Restatement of Previously Issued Financial Statements” to our consolidated financial statements and “Restatement of Previously Issued Financial Statements” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in this Annual Report. For the impact of these adjustments on the Unaudited Quarterly Financial Data, see Note 21 - “Quarterly Financial Information (Unaudited)” to our consolidated financial statements. All amounts in this Annual Report affected by the restatement reflect such amounts as restated.

Internal Control Considerations

In connection with the Company’s review of its financial statements leading to the restatement, the Company identified material weaknesses in its internal controls over financial reporting which failed to prevent or detect the identified misstatements requiring restatement. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis. Therefore, the Company’s management concluded that due to the material weaknesses in the Company’s internal control over financial reporting the Company’s disclosure controls and procedures were not effective as of December 31, 2022. See Item 9A. Controls and Procedures, for additional information and discussion related to material weaknesses in internal control over financial reporting and our related remediation activities.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Annual Report contains forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of Skillz. These statements are based on the beliefs and assumptions of the management of Skillz. We also may provide forward-looking statements in oral statements or other written materials released to the public. Although Skillz believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Skillz cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “will”, “should”, “seeks”, “plans”, “scheduled”, “anticipates” or “intends” or similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about the ability of Skillz to:

•effectively compete in the global entertainment and gaming industries;
•attract and retain successful relationships with third-party mobile game developers (“developers” and each a “developer”) that develop and update games hosted on Skillz’s platform;
•drive brand awareness with consumers;
•invest in growth and development of employees;
•mitigate the commercial, reputational and regulatory risks to our business that may arise as a consequence of our need to restate our financial statements;
•remediate during 2023 certain material weaknesses in our internal control over financial reporting; and
•comply with laws and regulations applicable to its business.
These forward-looking statements are based on information available as of the date of this Form 10-K, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the SEC. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some of these risks and uncertainties include, but are not limited to, risks involved in our business and investing in our Class A common stock, par value $0.0001 per share (the “Class A common stock”) discussed in “Part I. Item 1A. Risk Factors” of this Annual Report and those described elsewhere in this Annual Report or in our other SEC filings.
Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results may vary in material respects from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS
In this Annual Report, when we use the terms the “Company,” “Skillz,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Skillz Inc. and its wholly-owned subsidiaries.

Overview
We were founded on one simple belief: everyone loves to compete. We are building the competition layer of the internet by re-inventing competitive mobile gaming.
We want to bring out the best in everyone through competition. We believe in the potential for all people to unleash their inner champions through competition and for developers to bring their art to the world and achieve their dreams of financial success.
Our proprietary platform revolutionizes and democratizes the mobile gaming industry by “leveling the playing field” for developers worldwide, enabling us to deliver gaming experiences that our player community trusts and loves.
The trust and fairness we foster with our player community is part of the foundation upon which our business is built.
Our Platform
Overview
We are re-inventing competitive mobile gaming and thereby expanding the mobile gaming market. Our technology platform aligns the interests of developers and gamers with respect to user monetization, rather than putting them at odds. Traditional mobile games utilize in-game advertisements or purchases, which we believe creates friction in the user experience, hurting engagement and retention. By monetizing user engagement primarily through prizes, we create a compelling alternative for both developers and users of competitive games. With our system, the more users enjoy playing in contests for prizes and the longer they play, the more revenue we generate for developers. We believe this dynamic generates significantly stronger monetization for developers compared to traditional mobile game monetization.
Gamer Competition Engine
Our end-to-end technology platform enables mobile game developers to improve gameplay experiences and drive improved engagement, retention and revenue from their content. Our easy-to-integrate software development kit, or “SDK,” contains over 200 features in a smaller than 16-megabyte package, which allows for seamless over-the-air updates.
Rating and matching users is a challenging technical problem, as the fastest match is the next user in line to play, while the fairest match (i.e., a theoretically perfectly matched skill rating) could take a much longer time to find. User retention is sensitive to both fair matching and time to match and, therefore, we have invested significantly in technology to optimize these competing objectives.
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
Developer Console
Our intuitive developer dashboard enables our developer partners to rapidly integrate and monitor the performance of their games on our platform. The first step for a game developer integrating our tournament management system is to sign up for a free account on our developer portal. Developer onboarding has been optimized to enable developers to quickly and easily set up an account, access technical documentation, download the SDK and access customer support. Our developer portal has been built such that an average game developer can implement our SDK in about a day, with little or no technical support. Once a game goes live on our platform, the developer portal provides game developers with a single system through which they can access analytics on user behavior and monetization for their games.

Live Operations
Delivering live operations in games is critical to user retention and engagement. Our live operations, or LiveOps, system manages and optimizes the user experience across the thousands of games on our platform. We have built a highly automated system to power LiveOps for the games on our platform. LiveOps in mobile games on our platform encompasses everything from generating new events to creating new and exciting tournament formats in which users can compete in brand and influencer-sponsored events. With our highly automated system, we are able to run LiveOps for the games on our platform with what we believe is a fraction of the resourcing required by a typical game developer.
We run multivariate testing on our system settings in order to optimize user engagement and retention for games on our platform. Our system manages the presentation of tournament formats, frequency of events and merchandising of the Ticketz store, which is our in-game store that allows users to redeem prizes in exchange for tickets earned in gameplay on our platform (“Ticketz”). Ticketz can be redeemed within our loyalty program for prizes or credits to be used towards future paid-entry tournaments.
With our segment manager tool, we can administer important system settings for users on the platform, including the types of tournaments a user sees and is eligible to enter, deposit offers and promotions available to a user, and incentives and achievements presented to a user at various moments along their gaming journey.
Payment Infrastructure
We have developed a robust payments infrastructure and have achieved a system uptime of greater than 99.99%. We believe our technology capabilities are critical to building and maintaining trusted relationships with our developers and users.
Data Science
Our algorithms and machine learning technologies augment all facets of our platform. Key features of our proprietary data science technologies include anti-cheat, anti-fraud, player rating and matching, and segmentation engine. We believe our technology capabilities are industry-leading and have helped to differentiate our product offerings and fuel our growth.
Strong anti-cheat and anti-fraud protections are among the most critical elements required to foster a healthy competitive ecosystem. Our systems need to continuously evolve to stay ahead of sophisticated attempts to defraud or stack the odds against users. As a component of our proprietary security systems, we use our robust data to analyze and build statistical maps to predict users’ probable next outcome. This probability modeling then enables us to statistically detect anomalies, which are escalated for further review and remediation, where needed.
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
We give gamers confidence to transact on our platform by delivering on our values of trust and fairness. We enable game developers to focus on what they do best: build great content. We provide developers of all sizes with a comprehensive technology platform enabling them to compete with the largest and most sophisticated mobile game developers in the world.
Our Developer Community
We have a growing community of developers using our platform to bring their art to the world. Content creation has been democratized in recent years with the introduction of standardized game development and distribution platforms and, as of December 31, 2022, we had over 16,000 registered game developers launch game integration on our system. As of December 31, 2022 over 500 developers had a game on our platform with at least one installed user. Our self-serve platform enables our developer customers to integrate and monitor their game performance through sophisticated dashboards. This allows the developers to do what they do best — build great games — while we help them on all other fronts by delivering services such as payments, analytics, LiveOps, prize fulfillment and customer service. Historically, a small number of games have accounted for a substantial portion of our revenue.

Games on our platform initially go live with free-to-play capabilities, before applying for prized competitions. We carefully curate which games are enabled for prizes based on a number of criteria, to ensure we provide an enticing competitive mobile gaming experience. We actively monitor metrics such as player liquidity inside each game (based on number of daily active users), the stability of each game (based on crash rates), user satisfaction (based on app store ratings), and user issues (as reported on support tickets). Games that do not meet our quality thresholds or are not determined by our proprietary algorithm to be skill-based are not prize enabled. We maintain player data and handle all communications with the players on behalf of our developers. This data model allows us to deliver effective monetization for the benefit of developers on our platform.
Our Gamer Community
We built a virtual world in which our gamer community shares in the thrill of victory or the agony of defeat, enjoying healthy rivalry, great achievements and valued recognition. Our social features such as chat, friend tournaments and leagues allow players to interact and build relationships, strengthening our player community. This community helps generate organic user growth, supplementing our paid user acquisition strategies.
As illustrated in the table below, we believe our end-user demographic is the mass market and resembles the population at large.
Gaming for Good
We believe we have pioneered the next iteration of the charity walk-a-thon. Through our initiative, Gaming for Good, or G4G, our platform enables mass-participatory video game tournaments that harness the power of community through competition. Through our platform, non-profits can reach a dramatically broadened universe of younger, first-time donors. A diverse range of charitable initiatives have benefited from the power of our platform and gamer community. We have been honored to be trusted by some of the world’s leading non-profits, such as the World Wildlife Fund, the American Red Cross, the NAACP, and the American Cancer Society, to engage their audiences and expand their reach.
Games on Our Platform
We offer a wide range of gaming experiences for users. We enable game genres that can be played: (i) asynchronously; (ii) synchronously; or (iii) turn-based synchronously. An example of an asynchronous game would be a match-3 puzzle game or bingo game where users play the exact same game at different times and then the scores are compared when both contestants have played to determine the winner. An example of a turn-based synchronous game would be a dominoes game in which users take turns in real-time and the winner is determined when the game ends. An example of a synchronous game would be a real-time strategy game where users are making multiple moves simultaneously and then the winner is determined when the game ends.

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
Our Marketing
Our ability to cost-effectively acquire new users is important to our success. We leverage software tools, analytics and data science to efficiently acquire, engage and retain users while reinforcing our trusted consumer-facing brand with both end users and our developer partners. We acquire and engage users primarily through digital ad networks, our game developers and affiliate partners. We use paid marketing channels, in combination with compelling offers and exciting games, to achieve our objectives. We optimize our marketing investment across channels in order to generate targeted returns on our marketing spending.
In addition to traditional paid advertising channels, we cross-promote our product offerings to our existing user base across our gaming ecosystem using a combination of content, contests and special offers.
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
With existing users, we seek to improve engagement and retention through engagement marketing programs that provide rewards and awards for players active on our platform. Players earn loyalty currency, called Ticketz, every time they play a paid entry contest. The frequency and amount of entry fees determine the amount of Ticketz that are earned. Players can earn trophies as awards for performing certain actions or achieving milestones in games, for which they receive Ticketz or credits, to be used towards future paid-entry tournaments. Tickets earned through the loyalty rewards and awards programs can be redeemed in our in-app Ticketz Store for various prizes ranging from Skillz-branded apparel to luxury goods and vehicles.

Our Customer Advocacy
We provide 24/7 support and trust and safety services to our developers’ end-users. The customer support team responds to all user inquiries including support for game crashes, payment issues, and loyalty program inquiries. For the year ended December 31, 2022, our customer support team achieved a 92% Player CSAT and 44 Player NPS rating for cash players. Our Trust & Safety team reviews any suspicious payments and chargebacks, and investigates anomalous scoring patterns and user reports of cheating, among other things. These suspected bad actors are reviewed on a case-by-case basis with several escalating levels of review, which ultimately may require an in-person play test on a Skillz-provided mobile device administered by a third-party security vendor to confirm the user’s ability.
Our People
We were founded in 2012 by Andrew Paradise and Casey Chafkin. At Skillz, we believe that every employee contributes to shaping the future of interactive entertainment. We are a multinational technology company with over 240 employees located in 7 countries as of December 31, 2022, inclusive of employees of Aarki, which we acquired during 2021. Our business success is driven in large part by our highly skilled workforce. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce from time to time. None of our employees are represented by a labor organization or are a party to any collective bargaining agreement with respect to their employment by us.
Culture and Engagement. Skillz was founded on strong ethical principles, and we have intentionally grown and continue to grow values-first – scaling our workforce, services, customer portfolio, and investment partners purposefully. To ensure our culture remains positive and strong, we conduct periodic engagement surveys to gain a better understanding of what is important to our employees. We believe that as a result of our values, we have been able to identify, attract, engage and retain great people. Our seven core values define who we are, who we would like to be, and how we make decisions:
Diversity, Equity and Inclusion. At Skillz, we believe a diverse and inclusive workplace leads to greater innovation, agility, performance and engagement, enabling both business growth and societal impact. We envision a world where everyone plays games and we need everyone represented as we build that world, which is why we are dedicated to building a diverse team and inclusive environment as we scale. At Skillz, we ensure employees from diverse backgrounds are engaged, can be their authentic selves, build skills and achieve their greatest potential. Further, Skillz is committed to pay equity and representation from the bottom to the top: we were the first gaming company and the first eSports company to take the ParityPledge.
Competitive Compensation and Benefits. Skillz offers industry competitive wages and benefits. We also offer our employees a holistic total rewards package, with premier health and welfare programs for employees and family members. We believe our employees should have the support they need to maintain a strong work/life balance, grow personally and professionally, and save for their future. While the philosophy around our benefits is the same worldwide, specific benefits vary regionally due to local regulations and preferences. In addition, nearly every employee at Skillz is eligible for equity awards to share in the Company’s financial success.
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
Our Competition
We primarily compete with alternative monetization services for mobile game content. This includes platforms that facilitate in-app advertisements and purchases. We principally compete on a number of factors, including a robust technology toolset designed with the ability to convert, engage and retain users. Our developers compete for end users with other forms of consumer discretionary entertainment that vie for the users’ time and disposable income. This includes companies that provide video entertainment, music entertainment, social networking and other forms of leisure entertainment. The large companies in our ecosystem may play multiple roles, given the breadth of their businesses. Examples of these larger companies include Sony, Amazon, Meta, Apple, Alphabet, and Unity. Most of these companies are also our partners.
Our Intellectual Property
Our business relies substantially on the creation, use and protection of intellectual property. We protect our intellectual property by relying on international, federal, state and common law rights. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors. We actively seek patent protection covering our inventions and as of December 31, 2022, we had over 110 patents granted or pending worldwide.
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
State and federal laws in the U.S. and many other jurisdictions distinguish between games of skill and games of chance. We only enable games for paid entry-fee contests in jurisdictions in which skill-based gaming is permitted and not required to be licensed as gambling under applicable law. As of December 31, 2022, we enabled cash prizes in 45 states and the District of Columbia, covering approximately 90% of the U.S. population. Skillz enables cash prizes in all states except for Arkansas, Connecticut, Delaware, Louisiana and South Dakota. We use proprietary algorithms and data science tools designed to ensure that the degree of skill involved in affecting the outcome of a contest is sufficient to comply with applicable state laws. The scope and interpretation of the laws that are or may be applicable to the determination as to whether a contest is skill-based, and therefore beyond the scope of a state’s gambling laws and licensing requirements, are subject to interpretation and evolving. We have not received any licenses, authorizations or approvals confirming that the paid entry-fee contests hosted on our platform comply with applicable laws. Our compliance is based on our interpretation of existing state and federal laws regarding skill-based gaming. There is a risk that existing or future laws in the states in which we operate may be interpreted in a manner that is not consistent with our current practices, and could have an adverse impact on our business and prospects. Additionally, existing and future laws that permit skill-based gaming may be accompanied in the future by restrictions or taxes that make it less feasible or impractical to operate in these jurisdictions.
It is possible that a number of laws and regulations may be adopted or construed to apply to us that could restrict the online and mobile industries, including with respect to player privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such prospective regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, or regulation of currency, banking institutions, unclaimed property or money transmission, may be interpreted to cover the games featured on our platform and the entry fees paid in respect of such contests. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements, and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the U.S. or elsewhere regarding these activities may impede the growth of social game services and impair our business, financial condition or results of operations.

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
Our mailing address is P.O. Box 445, San Francisco, California 94104, and our telephone number is (415) 762-0511. Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “SKLZ.” Unless the context requires otherwise, the words “Skillz,” “we,” “Company,” “us” and “our” refer to Skillz Inc. and our wholly-owned subsidiaries.
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
The contents of, or information accessible through, our websites are not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS
We have identified the following risks and uncertainties that may have a material adverse effect on our business, financial condition, results of operations or reputation. The risks described below are not the only risks we face. Additional risks not presently known to us or that we currently believe are not material may also significantly affect our business, financial condition, results of operations or reputation. Our business could be harmed by any of these risks. In assessing these risks, you should also refer to the other information contained in this Annual Report, including our consolidated financial statements and related notes.
SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties, all of which are more fully described in the Risk Factors below. These risks include, but are not limited to:
•Our future growth depends on our ability to attract and retain end-users, and do so in a cost-effective manner;
•Our business could be harmed if we fail to manage our growth effectively;
•We have a history of losses and we may be unable to achieve profitability;
•We rely on our third-party developer partners to continue to offer a competitive experience in existing and new games on our platform;
•A limited number of games account for a substantial portion of our revenue;
•We rely on third-party service providers including cloud computing services, payment processors, and infrastructure service providers, and if we cannot manage our relationships with such providers or lose access to such services, our business, financial condition, results of operations and prospects could be adversely affected;
•Failure to maintain our brand and reputation could harm our business, financial condition and results of operations;
•The broader entertainment industry is highly competitive and our existing and potential users may be attracted to competing forms of entertainment;
•Our business is subject to a variety of U.S. and foreign laws, which are subject to change and could adversely affect our business;
•Failure to obtain, maintain, protect or enforce our intellectual property rights could harm our business, results of operations and financial condition;
•Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition and results of operations;
•The occurrence of a data breach or other failure of our cybersecurity;
•Failure to properly contain a global pandemic in a timely manner could materially affect how we and our business partners are operating;
•Failure to timely and effectively remediate the material weaknesses in our internal controls over financial reporting or additional material weaknesses or other deficiencies in the future; and
•Failure to mitigate the commercial, reputational and regulatory risks to our business that may arise as a consequence of our need to restate our financial statements.

Risks Related to Our Business and Industry
We identified certain misstatements to our previously issued financial statements and have restated certain of our Consolidated Financial Statements, which has created additional risks and uncertainties that may have a material adverse effect on our business, financial position and results of operations.
As discussed in the Explanatory Note, in Note 3, “Restatement of Previously Issued Consolidated Financial Statements”, and Note 21, “Unaudited Quarterly Financial Data”, in Item 8, Financial Statements and Supplementary Data, Part II-Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report, we restated our previously issued Consolidated Financial Statements as of and for the years ended December 31, 2021 and 2020, and the previously issued unaudited interim condensed consolidated financial statements in 2021, 2020 and the first three quarters of 2022. We concluded that these previous periods should be restated to correct; (i) an understatement of end-user liability, (ii) reserves for potential indirect tax liabilities, (iii) impairment of long-lived assets, (iv) other adjustments and (v) income tax adjustments related to the aforementioned errors.
As a result of these errors and the restatement, we have become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal and other fees and expenses. We may become subject to legal proceedings brought by regulatory or governmental authorities, or subject to other legal proceedings, as a result of the errors or the related restatement, which could result in a loss of investor confidence or other reputational harm, the loss of key employees, additional defense and other costs. Any of the foregoing impacts, individually or in aggregate, may have a material adverse effect on our business, financial position and results of operations.
We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021 and December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business, operating results and stock price.
As discussed in Part II – 9A, ”Controls and Procedures”, of this Annual Report, our management concluded that material weaknesses existed as of December 31, 2022.

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
If we are unable to remediate the material weaknesses timely and sufficiently or if we identify any new material weaknesses in the future, our ability to prevent or detect a misstatement of our accounts or disclosures could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our ability to obtain additional financing may be impaired and our stock price may decline as a result. We could also become subject to investigations or sanctions by the SEC, the stock exchange on which our securities are listed or other regulatory authorities. Likewise, failure to timely file our financial statements could cause us to be ineligible to utilize short form registration statements, which could impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
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
Historically, a limited number of games have accounted for a substantial portion of our revenue. If these games were to become less popular or be removed from our platform and we are unable to identify and market suitable replacements, our business and prospects could suffer.
Historically, our top games and related developers have accounted for a substantial portion of our revenue earned from the Skillz platform. For the year ended December 31, 2022, Solitaire Cube and 21 Blitz (each developed by Tether Studios, LLC (“Tether”)) and Blackout Bingo (developed by Big Run Studios Inc. (“Big Run”)) combined accounted for 71% of our revenue. For the year ended December 31, 2022, Tether accounted for 39% of our revenue and Big Run accounted for 41% of our revenue. These games, and the related developers, are subject to our standard terms of service, which include, among other things, developer exclusivity for certain periods of time, as modified by negotiated agreements. The negotiated agreements provide Skillz with the discretion, but not the obligation, to provide marketing support for specified games and for revenue sharing with the developers that is more favorable to Skillz than our standard terms. These negotiated agreements restrict the removal of the applicable games from our platform for at least 12 months following termination. During the post-termination period, Skillz has the option, but not the obligation, to host paid competitions for such games on the platform. Consistent with our standard terms of service, our agreement with Tether may be terminated by either party on 30 days’ notice. Our agreement with Big Run is subject to termination by either party on an annual basis and by Skillz at any time at its discretion. If these games were to become less popular or be removed from our platform and we are unable to identify and market suitable replacements, our business and prospects could suffer.
Our growth will depend on our ability to attract and retain end-users who participate in paid-entry fee contests, and the loss of such end-users, or failure to attract new end-users in a cost-effective manner, would adversely affect our business, financial condition, results of operations and prospects.
Our business depends on maintaining a successful platform for third-party developed games that end-users will download and pay entry fees to compete in. As a result, our business relies on our ability to engage with players by consistently and timely making available through our platform games that are engaging, trustworthy and competitive with compelling content, features and events.
The success of the games featured on our platform depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences. Our end-users have accounts in which they make deposits and hold prior winnings. Prior winnings represented more than 81% of total paid-entry fees for the year ended December 31, 2022. If the games offered on our platform do not meet consumer expectations, if they are not marketed in a timely and effective manner, or if end-users decide to withdraw prior winnings rather than apply such winnings as entry fees to enter subsequent paid contests on our platform our revenue and financial performance will be negatively affected. End-user liability as of December 31, 2022 amounted to $9.0 million and is reflected on our balance sheet within other current liabilities. We may be required to return these funds to end-users if they choose to withdraw them from their account.
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
It is becoming increasingly difficult and more expensive for us to acquire players for our games for a variety of reasons, including the increasingly competitive nature of the mobile gaming industry and the significant amount of time and attention users are dedicating to competing entertainment options, including social media and other non-gaming applications. Furthermore, we acquire and engage users primarily through digital ad networks, our game developers and affiliate partners. We use paid marketing channels to achieve our objectives. We optimize our marketing investment across all our channels in order to generate strong returns on our marketing spending. While the COVID-19 pandemic initially resulted in a reduction in CPIs (costs per install), this effect was temporary and CPIs have reverted to at or above historical norms. If the number of players who download new title launches on our platform does not meet our expectations, our revenue and operating results will suffer. Furthermore, our spending on user acquisition is designed so that we will achieve a positive return on investment – that is, we expect that the amount we spend to acquire users in our games will be less than the revenue we ultimately generate from such acquired users. In order to determine the expected revenue from acquired users who may play our games for multiple years, we often must make certain assumptions about their projected spending behavior, and these assumptions may turn out to be incorrect. To the extent that we do not achieve a positive return on investment on our user acquisition spending, it will negatively impact our operating results.
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
We believe that our brand, identity and reputation have significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Skillz” brand and reputation is critical to retaining and growing our third-party developer and user base. We strive to establish and maintain our brand by obtaining trademark rights. However, if our trademarks or trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitive position, business, financial condition or results of operations may be harmed. Maintaining and enhancing our brand and reputation also depends largely on our continued ability to provide, through our platform, high-quality, relevant, reliable and trustworthy games developed by our third-party partners, which may require substantial investment, may not be successful, and may contain errors, bugs, flaws, corrupted data, effects and other vulnerabilities that could adversely affect our users’ gaming experience, violate applicable security standards or cause users to stop using our platform, any of which could harm our reputation. We may also need to introduce new products or services that require developers or users to agree to new terms of service that they do not like, which may cause them to stop using our platform, which may negatively affect our brand and reputation.
Our brand and reputation may also be negatively affected by the actions of users acting under false or unauthentic identities and by the use of our platform for illicit, illegal or objectionable ends. We may also fail to respond expeditiously to the illicit efforts of third parties to gain an unfair advantage in games through cheating or other fraudulent activity or to otherwise address developer or user concerns, which could erode confidence in our brand and platform and damage our reputation. Any governmental or regulatory inquiry, investigation or action, including based on the appearance of illegal, illicit or objectionable activity or content on our platform, our business practices, or our failure to comply with laws and regulations, could damage our brand and reputation, regardless of the outcome.
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

Unfavorable economic conditions have had, and may continue to have, far-reaching adverse consequences across many industries, including the global entertainment and gaming industries, which may adversely affect our financial condition, results of operations and prospects. In addition, changes in general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy as a whole may reduce users’ disposable income. Political instability or adverse political developments could also harm our business, financial condition and results of operations.

Further, our games and contests may be considered discretionary items for users. Factors affecting the level of consumer spending for such discretionary items include general economic conditions, and other factors, such as consumer confidence in future economic conditions, fears of recession, the availability and cost of consumer credit, levels of unemployment, tax rates, interest rates, and inflationary pressure. In recent years, the United States and other significant economic markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer discretionary spending also remain unpredictable and subject to reductions.

Our operations and business have been affected by the COVID-19 pandemic and may be materially and adversely impacted by future pandemics, epidemics and other health emergencies.

The Company faces risks related to health epidemics and other outbreaks of communicable diseases, which could significantly disrupt operations and may materially and adversely affect its business, financial conditions and results of operations. The global COVID-19 pandemic, the measures attempted to contain and mitigate the effects of the virus, including travel bans and restrictions, shelter-in-place, quarantine and other similar governmental orders and restrictions on trade put in place around the world have caused widespread disruption in global economies, productivity and financial markets and have materially altered the way in which we conduct our day-to-day business. The governments in many of the jurisdictions in which we operate implemented restrictive measures such as travel bans, quarantine and self-isolation at various times during the pandemic and may do so again in the future.

The full extent to which pandemics and epidemics may impact our business, operations and financial results will depend on numerous factors that we may not be able to accurately predict, including: the duration and scope of the pandemic or epidemic, including any potential future waves of the pandemic or epidemic; governmental, business and individuals’ actions that have been and will be taken in the future in response to such pandemic or epidemic; the effect on players and their willingness and ability to pay entry fees for the games on our platform; the effect on our third party developers and their willingness and ability to engage with our services and our platform; disruptions or restrictions on our employees’ ability to work and travel; and interruptions related to our cloud networking and platform infrastructure and partners, and developer and user service and support providers. If we are not able to respond to and manage the impact of such events effectively, our business may be harmed.

While substantially all of our business operations can be performed remotely in the case of a pandemic or epidemic, in the past, many of our employees juggled additional work-related and personal challenges, including adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of working from home on a daily basis, looking after children as a result of remote-learning and school closures, making plans for childcare and caring for themselves, family members or other dependents who are or may become ill which have impacted and may impact in the future, our business and operations.

While a pandemic or epidemic may lead to increased player engagement with the games on our platform relative to historic trends, these increases in player activity may not be indicative of our financial and operating results in future periods.

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
The number of people using mobile Internet-enabled devices has increased dramatically over time and we expect that this trend will continue. However, the mobile market, particularly the market for mobile games, may not grow in the way we anticipate. Our future success is substantially dependent upon the continued growth of the market for mobile games. In addition, we do not currently offer our games on all mobile devices. If the mobile devices on which our games are available decline in popularity or become obsolete faster than anticipated, we could experience a decline in revenue and Gross Marketplace Volume (“GMV”) and may not achieve the anticipated return on our development efforts. Any such decline in the growth of the mobile market or in the use of mobile devices for games could harm our business, financial condition, results of operations and prospects.
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
In addition, we rely upon third-party platforms, such as the Apple App Store, for distribution of the games featured on our platform. The promotion, distribution and operation of apps are subject to the respective distribution platforms’ standard terms and policies for application developers, which are very broad and subject to frequent changes and differing interpretations. Furthermore, the distribution platforms may not enforce their standard terms and policies for application developers consistently and uniformly across all applications and with all publishers. A platform provider may also change its fee structure, add fees associated with access to and use of its platform and alter how developers and publishers are able to advertise on the platform. Such terms and policy changes may decrease the visibility or availability of the games featured on our platform, which could adversely affect our business, financial condition or results of operations. In addition, we may be subject to changes in the policies or structures of online platforms for purchase and download mobile applications that may negatively impact the number of organic downloads of our games.

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
We rely on information technology (“IT”) and other systems and platforms, and any failures, errors, defects or disruptions in our or our vendors’ or other partners’ systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our business, financial condition, operating results and growth prospects.
Our technology infrastructure is critical to the performance of our platform and offerings and to the satisfaction of our developer partners and users. We devote significant resources to network and data security to protect our systems and data. However, cybersecurity attacks, including breaches, computer malware, computer hacking and insider threats have become more prevalent in our industry, and our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take to prevent or hinder cyber-attacks, protect our systems, data and user information and to prevent outages, data or information loss, fraud and to prevent or detect security breaches, including a disaster recovery strategy for server and equipment failure and back-office systems and the use of third parties for certain cybersecurity services, will provide sufficient security. Any cybersecurity breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions, loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses or other unauthorized access to our systems caused by employee error, malfeasance or other disruptions could adversely affect our business, financial condition, results of operations or reputation and could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disruption of our operations and the services we provide to users. We have experienced and will continue to experience hacking attacks of varying degrees from time to time. Because of our prominence in the gaming industry, we believe we are a particularly attractive target for hackers. Additionally, rapidly evolving technology and capabilities, evolving changes in the sources, capabilities and targets for cybersecurity attacks, as well as the increasing sophistication of cyber criminals increase the risk of material data compromise or business disruption.
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
If our developer and the end-user base and engagement continue to grow, and the amount and types of games offered through our platform continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy end-users’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our platform. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may only become evident after we have started to fully use the underlying equipment or software, that could further degrade the user experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, our business may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies or other catastrophic events.
We believe that if our third-party developers or users have a negative experience with our platform or services, or if our brand or reputation is negatively affected, developers and users may be less inclined to continue or to engage with our platform. As such, a failure or significant interruption in our service would harm our reputation, business and operating results.
In addition, as we expand our business and acquire more users, it is important that we continue to maintain a high level of customer service and satisfaction. As our paying user base continues to grow, we will need to expand our customer service and personnel, which will require more complex management and systems. If we are not able to continue to provide high levels of customer service, we may lose acquired users.
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
We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding skill-based gaming, consumer protection, electronic marketing, data protection and privacy, competition, taxation, intellectual property, export and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly outside the U.S. In 2022, the Australian Taxation Office completed a comprehensive review of the Company’s tax obligations and determined the Company was required to register for the Goods and Service Tax in Australia. The Company then conducted a review of other foreign jurisdictions and determined it was liable for indirect taxation in various countries. See Note 12, Commitments and Contingencies, for further details. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices, and could have an adverse effect on our business, financial condition, results of operations and growth prospects. It is also likely that as our business grows and evolves, particularly if we expand to other countries, we will become subject to laws in additional jurisdictions or other jurisdictions may claim that we are required to comply with their laws.
State and federal laws in the U.S. distinguish between games of skill and games of chance. We only enable games for paid entry-fee contests in states in which skill-based gaming is permitted and not required to be licensed as gambling under applicable state law. As of December 31, 2022, we operated in 45 states and the District of Columbia, covering approximately 90% of the U.S. population. We use proprietary algorithms and data science tools designed to ensure that the degree of skill involved in affecting the outcome of a contest is sufficient to comply with applicable state laws. The scope and interpretation of the laws that are or may be applicable to the determination as to whether a contest is skill-based, and therefore beyond the scope of a state’s gambling laws and licensing requirements, are subject to interpretation and evolving. There is a risk that existing or future laws in the states in which we operate may be interpreted in a manner that is not consistent with our current practices, and could have an adverse impact on our business and prospects. Additionally, existing and future laws that permit skill-based gaming may be accompanied in the future by restrictions, licensing requirements or taxes that make it impractical or less feasible to operate in these jurisdictions.
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
Our success depends in part on our relationships with our third-party service providers. If those providers do not perform adequately, end-users may experience issues or interruptions with their experiences on our platform. Furthermore, if any of our partners terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and we may not be able to secure similar terms or replace such providers in an acceptable time frame. We also rely on software and services supplied by third parties, such as game content, and our business may be adversely affected to the extent such game content does not meet our expectations, contains errors or vulnerabilities, is compromised or experiences outages. Any of these risks could increase our costs and adversely affect our business, financial condition, results of operations and prospects. Further, any negative publicity related to any of our third-party partners, including any publicity related to regulatory concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.
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
There is no guarantee that the third-party geolocation and identity verification systems that we rely on will perform adequately, or be effective. We rely on our geolocation and identity verification systems to ensure we are in compliance with certain laws and regulations, and any service disruption to those systems would prohibit us from operating our platform in compliance with law, or at all, and would adversely affect our business, financial condition, results of operations and prospects. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our offerings. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of end-users. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-

day operations. If any of these risks materializes, we may be subject to disciplinary action, fines, lawsuits, and our business, financial condition, results of operations prospects and reputation could be adversely affected.
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
•public health crises, which can result in varying impacts to our employees, players, vendors and commercial partners internationally;
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

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business, financial condition, results of operations, prospects or reputation. In July 2021, we completed the acquisition of Aarki and acquired 100% of its outstanding equity and voting interests. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our financial condition and results of operations and dilute the economic and voting rights of our stockholders.

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
Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In the United States, there are numerous federal and state data privacy laws, data breach notification laws and consumer protection laws. For example, the State of California’s passage of the CCPA, which went into effect on January 1, 2020 and created new privacy rights for consumers residing in the state. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for the California Attorney General to impose civil penalties and also provides a privacy right of action for certain data breaches. California voters also recently passed the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Other states, such as Virginia, have also adopted, or are considering adopting similar data privacy laws. In addition, laws in all 50 states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy Protection Act (“COPPA”) requires companies to obtain parental consent before collecting personal information from children under the age of 13.
We are also subject to international laws, regulations and standards in many jurisdictions, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the GDPR, which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal data. The European Union (“EU”) member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning data transparency and consent, the overall rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area ("EEA") or the United Kingdom, security breach notifications and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. Recent legal developments in Europe have created further complexity and uncertainty regarding transfers of personal data from the EEA and the United Kingdom to the United States. Most recently, in July 2020, the Court of Justice the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to the United States. While the CJEU upheld the adequacy of standard contractual clauses, a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Further, the United Kingdom’s decision to leave the EU has created uncertainty with regard to data protection regulation in the United Kingdom. As of January 1, 2021, we are also subject to the UK GDPR and UK Data Protection Act of 2018, which retain the GDPR in the United Kingdom’s national law. These laws require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses and other mechanisms cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we do business, the geographical location or segregation of our relevant operations, and could adversely affect our financial results.
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
Our limited operating history and our history of operating losses make it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.
Our limited operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by growth companies in constantly evolving industries, including companies in the technology sector. If we do not address these risks successfully, our business may be harmed.
We have experienced net losses in each period since inception. As of December 31, 2022, we had an accumulated deficit of $873.1 million. While we have experienced significant revenue and user metrics growth in recent periods, the industry in which we operate is highly competitive, rapidly changing, and relies heavily on continually introducing compelling content, products and services. As such, if we, in combination with our third-party developers, fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue growth, overall revenue or user metrics may decline, and our operating results will suffer.
In addition, our operating margin may experience downward pressure as a result of increasing competition, increased user acquisition costs and the other risks discussed in this Annual Report. We expect to continue to expend substantial financial and other resources on expanding our developer and consumer base, our technology, the expansion of our platform, and marketing. Our operating costs will increase and our operating margins may decline if we do not effectively manage costs, launch new products on schedule that monetize successfully and enhance the games featured on our platform. We rely primarily on digital advertising networks to acquire new users to the platform. Increases in digital advertising costs, including on a per user basis, could have a material adverse effect on our business, financial condition and results of operations, including on our ability to achieve profitability. Neither our user acquisition costs nor our lifetime customer value are assured, and thus we cannot assure you that this ratio will not further decline over time. In addition, we cannot assure you that digital advertising costs will not continue to increase in 2023 or any other future period.
If our revenue does not increase to offset any additional expenses, if we fail to manage or experience unexpected increases in operating expenses or if we are required to take additional charges related to impairments or restructurings, our business, financial condition, results of operations and prospects may be materially adversely affected. Further, we have limited historical financial data and operate in a rapidly evolving market. As such, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market.
We rely on assumptions and estimates to calculate certain of our key metrics, and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business.
Certain of our key metrics, including Monthly Active Users or “MAUs”, Paying Monthly Active Users or “Paying MAUs”, Average Revenue Per Monthly Active User or “ARPU”, Average Revenue Per Paying Monthly Active User or “ARPPU”, Gross Marketplace Volume “GMV”, Average GMV Per Paying Monthly Active User, Average GMV Per Monthly Active User, Average end-user incentives, included as sales and marketing expense, per paying active user, and Average end-user incentives, included as sales and marketing expense, per playing active user, are calculated using data tracked by our internal analytics systems based on tracking activity of user accounts. MAUs means the number of end-users who entered into a paid or free contest hosted on Skillz’s platform at least once in a month, averaged over each month in the period. Paying MAUs means the number of end-users who entered into a paid contest hosted on Skillz’s platform at least once in a month, averaged over each month in the period. ARPU means the average monthly revenue in a given period divided by average monthly MAUs in that period. ARPPU means the average monthly revenue in a given period divided by average monthly Paying MAUs in that period. Average GMV Per Paying Monthly Active User means the average GMV in a given month divided by Paying MAUs in that month, averaged over the period. Average GMV Per Monthly Active User means the average GMV in a given month divided by MAUs in that month, averaged over the period. Average end-user incentives, included as sales and marketing expense, per paying active user reflects the average end-user incentives included in sales and marketing expense in a given month divided by PMAUs in that month, averaged over the period. Average end-user incentives, included as sales and marketing expense, per playing active user reflects the average end-user incentives included in sales and marketing expense in a given month divided by MAUs in that month, averaged over the period. The analytics systems for these metrics and the resulting data have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across the end-user base, and factors relating to user activity and systems may impact these numbers. The calculation of our key metrics and examples of how user activity and our systems may impact the calculation of these metrics is described in detail under the heading titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Our workforce and operations have grown substantially since our inception. If we are unable to effectively manage future expected growth, our financial performance and future prospects will be adversely affected.
Since our inception, we have experienced rapid growth in the United States and internationally. This expansion has increased the complexity of our business and has placed, and will continue to place, significant strain on our management, personnel, operations, systems, technical performance, financial resources, and internal financial control and reporting functions. In the future, we may not be able to manage additional growth effectively, which could damage our reputation and negatively affect our operating results. Our current and planned personnel, systems, procedures, and controls may not be adequate to support future growth in our operations. To manage the growth of our operations and personnel and improve the technology that supports our business operations, as well as our financial and management systems, disclosure controls and procedures, and internal controls over financial reporting, we have been, and expect to continue to be, required to commit substantial financial, operational, management and technical resources. Our failure to upgrade our technology or network infrastructure effectively to support future growth could result in unanticipated disruptions. If we are unable to expand our operations and hire additional qualified personnel in an efficient manner, or if our operational technology is insufficient to reliably service our platform, we could potentially face difficulties in retaining users, which would adversely affect our business, financial condition, operating results and prospects.
Our organizational structure is complex and properly managing our expected future growth will require us to establish consistent policies across regions and functions, and a failure to do so could likewise harm our business. Moreover, in order to optimize our organizational structure, we may in the future implement reductions in force, which may yield unintended consequences and costs, such as attrition beyond the intended reduction in force, the distraction of employees, reduced employee morale and could adversely affect our reputation as an employer, which could make it more difficult for us to hire new employees in the future and increase the risk that we may not achieve the anticipated benefits from the reduction in force.
Continued growth and success will depend on the performance of the current and future employees of Skillz, including certain key employees. Recruitment and retention of these individuals is vital to growing our business and meeting our business plans. The loss of any of our key executives or other key employees could harm our business.
Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team, including Andrew Paradise, our Founder and Chief Executive Officer. Mr. Paradise is critical to our vision, strategic direction, culture, products and technology, and the continued retention of our entire senior management team is important to the success of our operating plan. We do not have employment agreements, other than offer letters, with our senior management team, and we do not maintain key-man insurance for members of our senior management team. The loss of any member of our senior management team could cause disruption and harm our business, financial condition, results of operations, reputation and prospects.
In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, manage, motivate and retain highly skilled employees, including game designers, engineers, data scientists, operations personnel, financial and accounting staff, product management staff and sales and marketing staff. Skilled and experienced personnel in the areas where the company competes are in high demand, and competition for their talents is intense. We devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. We cannot guarantee we will continue to attract and retain the number of highly skilled employees we need, particularly with the uncertainty in the current macroeconomic environment. In 2022, we continued to experience leadership changes, including a new Chief Financial Officer and other management positions. Furthermore, we may experience additional changes in key roles in the future. Management transitions can be time-consuming, difficult to manage and could cause disruption to our business.

We believe that two critical components of our success and our ability to retain our best people are our culture and our competitive compensation practices. Further, many of our employees receive a total compensation package that includes equity awards. Any new regulations, volatility in the stock market and other factors could diminish the company’s use or the value of the company’s equity awards, putting the company at a competitive disadvantage and potentially causing our employee base to be more vulnerable to be targeted for recruitment by competitors. The failure to successfully hire and retain key executives and employees or the loss of any key executives or employees could have a significant impact on our operations, including declining product identity and competitive differentiation, eroding employee morale and productivity or an inability to maintain internal controls, regulatory or other compliance related requirements. Additionally, such failure may also force us to increase our hiring of independent contractors or consultants, which may increase our costs and reduce our profitability. We must also devote substantial managerial and financial resources to monitoring and managing our workforce. Our future success will depend on our ability to manage the levels and related costs of our workforce.

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
The requirements of being a public company, including compliance with the Exchange Act and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), may strain our resources and divert management’s attention, the increases in legal, accounting and compliance expenses may be greater than we anticipate, and there can be no assurance that we will satisfy these obligations.
In December 2020, we became a public company, and as such, have incurred, and will continue to incur (and particularly now that we are no longer an “emerging growth company”), significant legal, accounting and other expenses that Skillz did not incur as a private company. We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of Sarbanes-Oxley and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the NYSE, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. In addition, these rules and regulations have and will continue to increase our historical legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members of our Board of Directors (the “Board”) as compared to Skillz as a private company. In particular, we expect to incur significant expenses and devote substantial management effort toward the remediation of material weaknesses. We will need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses.
Further, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We must invest resources to comply with evolving laws, regulations and standards, and such investment may result in further increased general and administrative expenses. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and there could be a material adverse effect on our business, financial condition, cash flows and results of operations.

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
Our investment portfolio and our ability to access cash and cash equivalents may become impaired by deterioration of the financial markets.
Our cash equivalent and investment portfolio is invested with a goal of preserving our access to capital, and generally consists of money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds, certificates of deposit and time deposits. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards, permissible allocations of certain sectors and limits our exposure to specific investment types, and we believe our current investment portfolio has a low risk of material impairment. However, volatility in the global financial markets can negatively impact the value of our investments. If financial markets experience volatility, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any disruption of the capital markets could cause our other income and expenses to vary from expectations. Lastly, changing circumstances and market conditions, some of which may be beyond our control, could impair our ability to access our existing cash and cash equivalents and investments and to timely pay key vendors and others. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”), which resulted in all funds held at SVB, including our funds held at SVB, being temporarily inaccessible by SVB’s customers. As of March 30, 2023, we have approximately $22.0 million of cash with SVB. If other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, we may be unable to access, and we may lose, some or all of our existing cash and cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC.

Global climate change, the occurrence of an earthquake, other natural disaster or other significant business interruption at or near any of our facilities could cause damage to our facilities and equipment and interfere with our operations.

There is evidence of global climate change, which could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, wildfires or flooding. Such extreme weather conditions could pose physical risks to our facilities and disrupt operation of our third-party developer partners, service providers and our game players and may increase operational costs. Concern over climate change will likely result in new legal or regulatory requirements designed to identify or mitigate the effects of climate change on the environment. For example, in the U.S., the SEC is actively engaged in climate-related rule making. These proposed rules, depending on how they are finally adopted, as well as other changes the government might implement, could impose significant new burdens on us and our third-party developer partners and service providers, with significant costs and operational impacts, and adversely impact our ability to maintain our platform and operate successfully. If such laws or regulations are more stringent than current legal or regulatory requirements, we may experience increased compliance burdens and costs to meet the regulatory obligations.

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

There can be no assurance that we will be able to remain in compliance with the continued listing standards of the NYSE.

The NYSE considers a listed company to be out of compliance with its continued listing standards if, among other things, the average closing price of the company’s stock is less than $1.00 over a period of 30 consecutive trading days. If the listed company does not regain compliance within the NYSE’s six-month cure period, it will be subject to delisting. We received a notification from the NYSE on December 16, 2022 that the 30-day average trading price of our Class A common stock fell below $1.00 in violation of NYSE’s listing standards. We notified the NYSE of our intent to cure the stock price deficiency to regain compliance with the NYSE continued listing standard by June 16, 2023.

Our Class A common stock could also be delisted if (i) our average market capitalization over a consecutive 30 trading-day period is less than $15 million, or (ii) our Class A common stock trades at an “abnormally low” price. In either case, our Class A common stock would be suspended from trading on the NYSE immediately, and the NYSE would begin the process to delist our Class A common stock, subject to our right to appeal under NYSE rules. Additionally, the NYSE considers a listed company to be out of compliance with its continued listing standards if the company’s average global market capitalization over a 30 consecutive trading-day period is less than $50.0 million and, at the same time, the company’s stockholders’ equity is less than $50.0 million. If any of these were to occur, there is no assurance that any appeal we undertake in these or other circumstances would be successful, nor is there any assurance that we will remain in compliance with the other NYSE continued listing standards.

If we fail to satisfy the NYSE’s continued listing standards, our Class A common stock will be subject to delisting. Delisting from the NYSE would likely have a negative effect on the liquidity and market price of our Class A common stock, reduce the number of investors willing to hold or acquire our Class A common stock, limit or reduce the amount of analyst coverage we receive, and impair your ability to sell or purchase our Class A common stock when you wish to do so. In addition, a delisting from the NYSE might negatively impact our reputation and, as a consequence, our business. Additionally, if we were delisted from the NYSE and we are not able to list our Class A common stock on another national exchange we will not be eligible to use Form S-3 registration statements, which would delay our ability to raise funds in the future, limit the type of offerings of Class A common stock we could undertake, and increase the expenses of any offering.

In the event of a delisting of our Class A common stock, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our securities to become listed again, stabilize the market price or improve the liquidity of our Class A common stock, prevent our Class A common stock from dropping below the NYSE minimum share price requirement or prevent future non-compliance with the NYSE’s listing standards. Additionally, if our Class A common stock is not listed on, or becomes delisted from, the NYSE for any reason, and is quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our Class A common stock may be more limited than if we were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your Class A common stock unless a market can be established or sustained.

We are a “controlled company” within the meaning of the rules of the NYSE and our stockholders do not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.
So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. As December 31, 2022, Mr. Paradise controls 82% of the voting power of our outstanding capital stock. As a result, we are presently a “controlled company” within the meaning of the NYSE corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.
Mr. Paradise’s equity interest in us may be diluted due to future equity issuances by us or his own actions in selling shares of Class B common stock in each case, which could result in a loss of the “controlled company” exemption under the NYSE listing rules. We would then be required to comply with corporate governance protections of the NYSE listing requirements described above.

The dual class structure of our common stock has the effect of concentrating voting power with our Chief Executive Officer and Co-Founder, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.
Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. Mr. Paradise holds all of the issued and outstanding shares of our Class B common stock and, as of December 31, 2022, 82% of the voting power of our capital stock on a fully-diluted basis. Accordingly, Mr. Paradise will be able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Paradise may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us and might ultimately affect the market price of shares of our Class A common stock.
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
Delaware law and provisions in our Third Amended and Restated Certificate of Incorporation (our “Charter”) and Amended and Restated Bylaws (our “Bylaws”) could make a takeover proposal more difficult.
Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our Charter and Bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of Class A common stock held by our stockholders. These provisions provide for, among other things:
•the ability of our Board to issue one or more series of preferred stock;
•stockholder action by written consent only until the first time when Mr. Paradise ceases to beneficially own a majority of the voting power of our capital stock;
•certain limitations on convening special stockholder meetings;
•advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at our annual meetings;
•amendment of certain provisions of the organizational documents only by the affirmative vote of (i) a majority of the voting power of our capital stock so long as Mr. Paradise beneficially owns shares representing a majority of the voting power of our capital stock and (ii) at least two-thirds of the voting power of the capital stock from and after the time that Mr. Paradise ceases to beneficially own shares representing a majority of the voting power of our voting stock; and
•a dual-class common stock structure with 20 votes per share of our Class B common stock, the result of which is that Mr. Paradise has the ability to control the outcome of matters requiring stockholder approval, even though Mr. Paradise owns less than a majority of the outstanding shares of our capital stock.
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

Our Charter designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings and the federal district courts as the sole and exclusive forum for other types of actions and proceedings, in each case, that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our Charter provides that, unless we consent to the selection of an alternative forum, any (i) derivative action or proceeding brought on behalf of us; (ii) action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of ours to us or our stockholders; (iii) action asserting a claim against us or any director or officer arising pursuant to any provision of the General Corporation Law of the State of Delaware or our Charter or Bylaws; (iv) any action to interpret, apply, enforce or determine the validity of any provisions in our Charter or Bylaws; or (v) action asserting a claim against us or any director or officer of ours governed by the internal affairs doctrine, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, the federal district court of the State of Delaware. Subject to the foregoing, the federal district courts of the United States are the exclusive forum for the resolution of any action, suit or proceeding asserting a cause of action under the Securities Act. The exclusive forum provision does not apply to suits brought to enforce any liability or duty created by the Exchange Act. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our Charter. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our or directors, officers or other employees, which may discourage such lawsuits. We note that there is uncertainty as to whether a court would enforce these provisions and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.
Alternatively, if a court were to find these provisions of our Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.
We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board. Accordingly, the holders of our common stock may need to rely on sales of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.
We do not intend to pay dividends for the foreseeable future.
Risks Related to Our Indebtedness
Our indebtedness could adversely affect our financial health and our ability to execute our business strategy.
As of December 31, 2022, the aggregate indebtedness under our senior secured notes was $289.5 million. We expect to maintain significant levels of indebtedness going forward. Our indebtedness could have important consequences including:
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
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service or repay our substantial debt.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
The Company received a comment letter from the staff (the “Staff”) of the SEC’s Division of Corporation Finance on June 15, 2022, relating to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, the Form 10-Q for the Quarterly Period Ended March 31, 2022 and the Current Report on Form 8-K furnished May 4, 2022. After interim responses from the Company, resolution of certain comments, and supplemental comments from the Staff, the Company received the most recent comment letter from the Staff on March 27, 2023 (the “Most Recent Comment Letter”). In the Most Recent Comment Letter, the Staff requested additional information pertaining to the following matters: (a) the calculation of developer revenue share, (b) the determination of cash included in prior winnings and cash prizes, and (c) the composition of our cash deposits. As of the filing of this Annual Report, the Company has not responded to the Most Recent Comment Letter, which response is due April 10, 2023. The Company responded to all prior comment letters, from the Staff, and has revised disclosures in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data beginning in this Annual Report, in response to the Staff’s comments in such letters.

ITEM 2. PROPERTIES
Our principal business operations are located in San Francisco, California, Los Angeles, California, and Las Vegas, Nevada for in office collaboration of product, operations, and revenue teams. We also lease offices in smaller offices and coworking spaces in major U.S. cities. In connection with our acquisition of Aarki, Inc. in 2021, we assumed leases for a number of offices and coworking spaces around the world, including data centers in the U.S. and Hong Kong and a workspace in the Philippines.
ITEM 3. LEGAL PROCEEDINGS
Refer to Note 12, “Commitments and Contingencies,” in this Form 10-K.
Additionally, on May 7 and June 17, 2021, two shareholders filed securities class action lawsuits against Skillz Inc., Andrew Paradise, Casey Chafkin, Miriam Aguirre, Scott Henry and Harry Sloan (collectively, the “Defendants”) in the United States District Court for the Northern District of California (the “Court”) captioned Jedrzejczyk v. Skillz Inc., et al., No. 21-cv-3450, and Shultz v. Skillz Inc., et al., No. 21-cv-04662. On October 8, 2021, Court-appointed lead plaintiffs filed an amended consolidated complaint on behalf of all persons who purchased or otherwise acquired Skillz common stock between December 16, 2020 and May 4, 2021 against Defendants as well as the other members of our board of directors (with Defendants, the “Company Defendants”) and the underwriters in our March 2021 underwritten public offering. The amended complaint alleged that the Company Defendants and the underwriter defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, as well as in violation of Sections 11, 12(a)(2), and 15 of the Securities Act of 1933. The Company Defendants and underwriter defendants filed motions to dismiss on December 7, 2021. The Court granted the motions and dismissed all claims on July 5, 2022, but allowed plaintiffs to file a further amended complaint. On August 4, 2022, lead plaintiffs filed an amended complaint alleging violations of the Exchange Act of 1934 and Rule 10b-5 against the Company, Andrew Paradise, Casey Chafkin, Miriam Aguirre and Scott Henry (the “remaining Company Defendants”). The plaintiffs dropped their claims under the Securities Act and did not name the underwriters or any other officers or directors. On September 19, 2022, the remaining Company Defendants filed a motion to dismiss all remaining claims against them. On March 1, 2023, the Court granted that motion and dismissed all of plaintiff’s remaining claims. On March 30, 2023, the Plaintiffs filed an appeal. Skillz has not yet received the Plaintiff’s appellate brief, which is expected in approximately two months.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information for Common Stock
Our Class A common stock has been listed on the NYSE under the symbol “SKLZ” since December 17, 2020. There is no public market for our Class B common stock.
Holders of our Common Stock
As of March 27, 2023, there were 449 holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of record holders does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.
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
Refer to Note 16, “Stock Based Compensation,” in this Form 10-K.
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
[None.]

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Skillz Inc. (for purposes of this section, “Skillz,” “we,” “us” and “our”). MD&A is provided as a supplement and should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part I, Item 1A, “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. The following discussion gives effect to the restatement of our consolidated financial statements for the fiscal years ended December 31, 2021 and 2020, discussed in Part II, Item 8, Note 3, “Restatement of Previously Issued Consolidated Financial Statements” to the consolidated financial statements of this Annual Report on Form 10-K. See also the related discussion in the Explanatory Note.
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
Skillz was founded in 2012 by Andrew Paradise and Casey Chafkin with the vision to make eSports accessible to everyone possible. As of December 31, 2022, the platform had over 2.1 million MAUs and hosted an average of over 1.5 million daily tournaments, including over 0.78 million paid entry daily tournaments, and offered over 79 million in prizes each month. Since our inception in 2012, over 16,000 registered game developers have launched a game integration on our platform. As of December 31, 2022, over 500 developers had a game on our platform with at least one installed user.
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
Historically, our top games and related developers have accounted for a substantial portion of our revenue earned from the Skillz platform. For the years ended December 31, 2022, 2021 and 2020, the games Solitaire Cube, 21 Blitz (each developed by Tether Studios, LLC (“Tether”)) and Blackout Bingo (developed by Big Run Studios Inc. (“Big Run”)) combined accounted for 71%, 72%, and 79% of our revenue, respectively. For the years ended December 31, 2022, 2021 and 2020 Tether accounted for 39%, 42%, and 59% of our revenue, respectively. For the years ended December 31, 2022, 2021 and 2020 Big Run accounted for 41%, 39%, and 28% of our revenue, respectively.
Our top titles rotate over time as more games generate success on the Skillz platform. In the year ended December 31, 2022, the number of games that generated over $1 million of annualized GMV increased 16% from 44 to 51. GMV represents entry fees that may be paid using cash deposits, prior winnings and end-user incentives.

The following supplemental financial information table summarizes key operating metrics for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Gross marketplace volume (“GMV”) (000s)(1)	$1,642,282	$2,435,782	$1,592,389
Paying monthly active users (“PMAUs”) (000s)(2)	386	513	324
Monthly active users (“MAUs”) (000s)(3)	2,105	2,949	2,559
Average GMV per paying monthly active user(4)	$354.4	$395.9	$409.6
Average GMV per monthly active user(5)	$65.0	$68.8	$51.9
Average revenue per paying monthly active user (“ARPPU”)(6)	$59.7	$62.0	$59.0
Average revenue per monthly active user (“ARPU”)(7)	$11.0	$10.9	$7.5
Paying MAU to MAU ratio	18%	18%	13%
Average end-user incentives, included as sales and marketing expense, per paying active user(8)	25.33	30.78	26.27
Average end-user incentives, included as sales and marketing expense, per playing active user(9)	4.65	5.35	3.33
(1) “GMV” or “Gross Marketplace Volume” means the total entry fees paid by users for contests hosted on Skillz’s platform. Total entry fees include entry fees paid by end-users using cash deposits, prior winnings from end-users’ accounts and end-user incentives used to enter paid entry fee contests.
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
User acquisition (“UA”) marketing is a sales and marketing expense to acquire new paying users to the platform. Assuming acquisition cost per user is constant, decreases in UA marketing typically result in lower revenue as a result of having fewer new paying users. We reduced our UA marketing spend in 2022 to $117.3 million from approximately $241.5 million in 2021. The reduction in UA marketing and engagement marketing expenses has resulted in a substantial reduction in revenue and is expected to continue to result in a reduction in revenue. We are currently unable to reasonably estimate the quantitative impact, or range of impact, that reductions in UA marketing and engagement marketing will have on forward-looking revenue as a result of the number of interrelated factors impacting revenue, including, but not limited to, retention of existing users on the platform, ARPPU, efficacy of various engagement marketing programs on existing users, elasticity of the digital advertising supply curve, and impact of varying levels of player liquidity on the existing user ecosystem.
Over the course of 2022, our focus was on driving higher efficiency from our marketing investment by (1) reducing spend on low-return engagement marketing programs, which we expect will result in lower engagement marketing as a percentage of revenue and (2) driving UA efficiency by optimizing spend across networks, driving higher organic traffic, and migrating a proportion of UA marketing spend to Aarki, Inc. (“Aarki”). To the extent we reduce engagement marketing spend, we expect to reduce our Bonus Cash end-user incentives in proportion to such overall engagement marketing reduction.
On July 16, 2021, we completed the acquisition of Aarki and acquired 100% of the outstanding equity and voting interests of Aarki under the terms of the Agreement and Plan of Merger. We paid $162.3 million in consideration comprised of $95.3 million in cash and the remaining $67.1 million comprised of 4.4 million of Skillz Class A common stock to the existing Aarki stockholders. We acquired Aarki to produce efficiencies in user-acquisition costs over the long term, which could be reinvested to acquire more users to accelerate growth and provide a broader product offering, including media buying capabilities to better serve game developers. The financial results of Aarki have been included in our consolidated financial statements since the date of the acquisition.
As previously disclosed, we recorded certain goodwill and intangible assets in connection with our acquisition of Aarki. Our policy is to evaluate goodwill and long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In the third and fourth quarters of 2022, we identified triggering events that indicated the carrying amount of the goodwill and intangible assets may not be recoverable, which were primarily related to a significant decrease in our stock price and market capitalization, as well as downward adjustments to our forecast. As a result of our impairment evaluations, we recorded a non-cash impairment charge of $168.1 million in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. This amount includes a full impairment of the goodwill and intangible assets acquired in connection with our acquisition of Aarki, as well as impairment of lease right-of-use assets and other long-lived assets. See Note 2, Summary of Significant Accounting Policies, for further details.
Our Financial Model
Skillz’s financial model aligns the interests of gamers and developers, driving value for our stockholders. By monetizing through competition, our system eliminates friction that exists in traditional monetization models between the developer and the gamer. The more gamers enjoy our platform, the longer they play, creating more value for Skillz and our developers. By generating higher player to payor conversion, retention and engagement, we are able to monetize users at a higher rate than what our developers would generate through advertisements or in-game purchases.
Our platform allows users to participate in fair competition, while rewarding developers who create games that keep players engaged. We generate revenue by receiving a percentage of player entry fees in paid (Cash or Bonus Cash) contests, after deducting end-user prizes (i.e., winnings from the Competitions), end-user incentives accounted for as reduction of revenue and the profit share paid to developers (the “Take Rate”). GMV represents entry fees that may be paid using cash deposits, prior winnings (which includes Bonus Cash previously won and returned as winnings), and end-user incentives (which includes Bonus Cash that has been lost during the period). We offer incentives to end-users to drive traffic to the Skillz platform. End-user incentives that are offered on behalf of game developers, such as Ticketz (which can be redeemed for Bonus Cash) and initial deposit Bonus Cash, are accounted for as a reduction of revenue. End-user incentives for which game developers do not have a valid expectation of being offered to end-users to engage on the platform, such as limited-time Bonus Cash offers, are accounted for as a sales and marketing expense. Refer to Note 2 of our consolidated financial statements for further information.
The following table summarizes the components of GMV, including average GMV per active user and average GMV per paying active user for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
As a percentage of GMV(%)
Prior winnings (1)	81%	81%	82%
Cash deposits (2)	12%	10%	11%
End user incentives (3)	7%	9%	7%
As components of average GMV per paying monthly active user ($)
Prior winnings	$285.7	$320.8	$334.3
Cash deposits	$43.2	$42.6	$46.2
End user incentives	$25.5	$32.5	$29.0
As components of average GMV per monthly active user ($)
Prior winnings	$52.4	$55.8	$42.3
Cash deposits	$7.9	$7.4	$5.9
End user incentives	$4.7	$5.6	$3.7
(1) ‘Prior winnings’ include Cash and Bonus Cash that are in the end-user’s account as a result of winnings from Competitions. For the year ended December 31, 2022, prior winnings from Cash and Bonus Cash were 92% and 8%, respectively. For the year ended December 31, 2021, prior winnings from Cash and Bonus Cash were 90% and 10%, respectively. For the year ended December 31, 2020, prior winnings from Cash and Bonus Cash were 92% and 8%, respectively.
(2) ‘Cash deposits’ represents currency deposits into the end-user’s Skillz account during the respective period.
(3) ‘End user incentives’ is based on amounts recorded as a reduction of revenue or sales and marketing expense during the respective period. End-user incentives primarily consist of (i) Bonus Cash, (ii) Ticketz (which can be redeemed for Bonus Cash) and (iii) promotional offers. Bonus Cash relates to all Bonus Cash that has been lost during the period (i.e., when the related cost has been incurred by the Company). Refer to Note 2 of our consolidated financial statements for further information.

Prizes include Cash, Bonus Cash, physical merchandise and items sponsored by third-parties. Prizes for the year ended December 31, 2022 consisted of approximately 92% Cash, 8% Bonus Cash returned to the winning player from their entry fees and less than 1% physical merchandise. Prizes for the year ended December 31, 2021 consisted of approximately 90% Cash, 10% Bonus Cash returned to the winning player from their entry fees and less than 1% physical merchandise. Prizes for the year ended December 31, 2020 consisted of approximately 92% Cash, 8% Bonus Cash returned to the winning player from their entry fees and less than 1% physical merchandise.
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
•Product-first philosophy and data science capabilities — We have built a culture that puts product first, driving our impact with users and developers and then scaling marketing investment. In 2022, 46% of our salary costs were spent on product development. Our easy-to-integrate SDK contains over 200 features in a less than 16-MB package which allows for over-the-air upgrades. Our intuitive Developer Console dashboard enables our developers to rapidly integrate and monitor the performance of their games. Our LiveOps system enables us to manage and optimize the user experience across the thousands of games on our platform. We collect over 300 data points during each gameplay session to feed our big data assets which augment all elements of our platform. Our key data science technologies drive our player rating and matching, anti-cheat and anti-fraud, and user experience personalization engine.
•Our unit economics — Our proprietary and highly scalable software platform operates at a low direct cost (i.e. direct software and server costs), contributing to our gross margins. Once acquired, each user cohort contributes to revenue over its life such that at three months, approximately 20% of users in a cohort continue to be paying users and the balance of PMAUs have churned. Thereafter, our retention curve continues to flatten with a limited portion of users continuing to contribute to revenue in each cohort for subsequent years. A cohort is all the users acquired in the period presented. A user is considered part of a cohort based on the first time they make a deposit and enter a paid tournament. Once a user is considered part of a cohort, they are always counted in that cohort. During the year ended December 31, 2022, we experienced lower than average user retention driven by reduced user incentives, product feature changes and macroeconomic conditions.
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
Generally, end-users are required to deposit funds into their Skillz account in order to be eligible to participate in games for prizes. As part of its monetization services, Skillz is responsible for processing all end-user payments, billings and settlements on behalf of the game developer, such that the game developer does not have to collect directly from or make payments directly to the end-users. When the end-users enter into cash games, the end-users pay an entry fee using cash deposits, prior winnings in the end-users’ accounts and end-user incentives (specifically Bonus Cash). Skillz is entitled to a revenue share based on total entry fees for paid Competitions, regardless of how they are paid, net of end-user prizes (i.e., winnings from the Competitions) and other costs to provide monetization services. Revenue related to Bonus Cash is recognized only once when the Bonus Cash is lost. Skillz does not recognize the cost of Bonus Cash when it is returned to the user who won the Competition.

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
We expect our general and administrative expenses, excluding impact of the CEO award cancellation of performance stock units to stock based compensation expenses, to decrease for the foreseeable future as we reposition the Company for profitability. We do not anticipate that we will grow headcount significantly and expect to reduce certain general and administrative expenses including professional service expenses, investor relations activities, and other administrative services.
Impairment of Goodwill and Long-lived Assets
In the third quarter of 2022, we revised our financial outlook, resulting in lower projected user acquisition spend and a slower than expected migration of that spend to the Aarki technology-driven marketing platform, which will result in unrealized cost-saving synergies. We determined that this constituted an indicator of impairment for one our held and used long-lived asset groups, primarily consisting of developed technology and customer relationship intangible assets. As a result of our impairment evaluation, we recorded a non-cash intangible asset impairment charge of $51.2 million in the consolidated statement of operations and comprehensive loss.
In the fourth quarter of 2022, we experienced a sharp decline in our share price and market capitalization, and also had another downward adjustment to our forecast. We determined that these factors constituted a further indicator of impairment for our long-lived assets. As a result of our impairment evaluation, we recorded a non-cash impairment charge of $31.4 million in the consolidated statement of operations and comprehensive loss, which primarily related to intangible assets and a lease right-of-use asset. As a result of the indicators of impairment identified in the fourth quarter of 2022, we also determined that an interim goodwill impairment test was necessary as of December 31, 2022. As a result, the Company performed a quantitative goodwill impairment evaluation as of that date and determined the fair value of its reporting unit was less than its carrying value and recorded a goodwill impairment charge of $85.5 million.
See Note 2, Summary of Significant Accounting Policies, for further details.

Results of Operations
The following table sets forth a summary of our results of operations for the periods indicated and reflects the revisions as discussed in Note 3, Restatement of Previously Issued Financial Statements (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2021	2020
		(As Restated)	(As Restated)
Revenue	$269,709	$380,154	$229,047
Costs and expenses:
Cost of revenue	30,718	25,243	12,281
Research and development	52,265	46,232	23,225
Sales and marketing	277,014	466,691	254,269
General and administrative	163,018	135,802	42,462
Impairment of goodwill and long-lived assets	168,051	—	—
Total costs and expenses	691,066	673,968	332,237
Loss from operations	(421,357)	(293,814)	(103,190)
Interest expense, net	(23,992)	(1,222)	(1,325)
Change in fair value of common stock warrant liabilities	6,004	87,922	(23,049)
Other income (expense), net	125	49	(21,400)
Loss before income taxes	(439,220)	(207,065)	(148,964)
Provision (benefit) for income taxes	(345)	(19,140)	115
Net loss	$(438,875)	$(187,925)	$(149,079)
Net loss per share attributable to common stockholders:
Basic	$(1.07)	$(0.49)	$(0.51)
Diluted	$(1.07)	$(0.71)	$(0.51)
Weighted average shares outstanding:
Basic	409,969,539	384,625,249	294,549,146
Diluted	409,969,539	388,549,673	294,549,146

Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	(1,315)	(248)	—
Total other comprehensive loss	$(1,315)	$(248)	$—
Total comprehensive loss	$(440,190)	$(188,173)	$(149,079)
Revenue

	Year Ended December 31,			2021 to 2022 % Change	2020 to 2021 % Change
(In thousands, except percentages)	2022	2021	2020
		(As Restated)	(As Restated)
Revenue	$269,709	$380,154	$229,047	(29)%	66%
2022 Compared to 2021
Revenue decreased by $110.4 million, or 29%, to $269.7 million in 2022 from $380.2 million in 2021. The decrease was attributable primarily to lower retention from existing user cohorts driven by a combination of factors, including past product changes, which together have had a negative impact on overall user experience. Furthermore, there were $124.2 million, or 51%, and $72.0 million, or 38%, decreases in spend to acquire new paying users and engagement marketing spend, respectively, as the Company scaled-back spending to achieve better user acquisition efficiency and eliminated low-return engagement marketing programs. ARPU decreased 1% over the same period.

Our year-over-year revenue growth rate for the year ended December 31, 2022 declined 29%, which was down from our year-over-year revenue growth rate for the year ended December 31, 2021 of 66%. The decrease in the revenue growth rate compared to the previous period is primarily due to transitioning our focus from revenue growth to promoting profitable growth and efficiency. The transition to profitable growth and efficiency led the Company to reduce the rate of investment in UA marketing and engagement marketing. Our year-over-year growth rate for the year ended December 31, 2022 for UA marketing and engagement marketing was (51)% and (38)%, respectively, and was down from our year-over-year growth rate for the year ended December 31, 2021 for UA marketing and engagement marketing of 77% and 85%, respectively.
2021 Compared to 2020
Revenue increased by $151.1 million, or 66%, to $380.2 million in 2021 from $229.0 million in 2020. The increase was attributable primarily to an increase in paying MAUs, driven by sales and marketing investment to acquire new paying users. ARPU increased 45% over the same period.
Our year-over-year revenue growth rate for the year ended December 31, 2021 was 66%, which was down from our year-over-year revenue growth rate for the year ended December 31, 2020 of 91%. The decrease in the revenue growth rate compared to the previous period is primarily due to transitioning our focus from revenue growth to promoting profitable growth and efficiency. The transition to profitable growth and efficiency led the Company to reduce the rate of investment in UA marketing and engagement marketing. Our year-over-year growth rate for the year ended December 31, 2021 for UA marketing and engagement marketing was 77% and 85%, respectively, and was down from our year-over-year growth rate for the year ended December 31, 2020 for UA marketing and engagement marketing of 160% and 102%, respectively.
Cost of Revenue

	Year Ended December 31,			2021 to 2022 % Change	2020 to 2021 % Change
(In thousands, except percentages)	2022	2021	2020
		(As Restated)
Cost of revenue	$30,718	$25,243	$12,281	22%	106%
2022 Compared to 2021
Cost of revenue increased by $5.5 million, or 22%, to $30.7 million in 2022 from $25.2 million in 2021. The increase in cost of revenue was primarily driven by amortization of acquired developed technology intangible assets, and an increase in server expense. This increase was partially offset by a decrease in payment processing costs. Cost of revenue as a percentage of revenue increased to 11% in 2022 from 7% in 2021.
2021 Compared to 2020
Cost of revenue increased by $13.0 million, or 106%, to $25.2 million in 2021 from $12.3 million in 2020. The increase in cost of revenue was primarily driven by amortization of acquired developed technology intangible assets, an increase in server expense, and an increase in payment processing costs. Cost of revenue as a percentage of revenue increased to 7% in 2021 from 5% in 2020.
Research and Development

	Year Ended December 31,			2021 to 2022 % Change	2020 to 2021 % Change
(In thousands, except percentages)	2022	2021	2020
		(As Restated)
Research and development	$52,265	$46,232	$23,225	13%	99%

2022 Compared to 2021
Research and development costs increased by $6.0 million, or 13%, to $52.3 million in 2022 from $46.2 million in 2021. The increase was primarily driven by a $13.5 million increase in research and development headcount costs, of which $11.7 million related to salaries and bonuses due to an increase in headcount from the acquisition of Aarki and $1.9 million of restructuring expenses, a $1.2 million increase related to equipment and software expense, and $0.3 million related to an increase in facilities expense. These increases were partially offset by decreases of $2.7 million related to stock-based compensation, $5.8 million in professional fees, and $0.5 million in other expenses. Research and development expenses as a percentage of revenue increased to 19% in 2022 compared to 12% in 2021.
2021 Compared to 2020
Research and development costs increased by $23.0 million, or 99%, to $46.2 million in 2021 from $23.2 million in 2020. The increase was primarily driven by a $18.2 million increase in research and development headcount costs, a $2.5 million increase in server and software costs, a $0.3 million increase in facilities costs, a $0.4 million increase in allocation of related overhead costs, and a $1.4 million increase in capitalized internal-use software development costs, as certain projects entered the application development stage. Research and development expenses accounted for 12% of revenues in 2021 compared to 10% in 2020.
Sales and Marketing

	Year Ended December 31,			2021 to 2022 % Change	2020 to 2021 % Change
(In thousands, except percentages)	2022	2021	2020
		(As Restated)	(As Restated)
Sales and marketing	$277,014	$466,691	$254,269	(41)%	84%
2022 Compared to 2021
Sales and marketing costs decreased by $189.7 million, or 41%, to $277.0 million in 2022 from $466.7 million in 2021. The decrease was attributable primarily to 51% and 38% decreases in UA marketing and engagement marketing spend, respectively. UA marketing expenses were $117.3 million and $241.5 million in 2022 and 2021, respectively. Engagement marketing expenses were $117.4 million and $189.4 million in 2022 and 2021, respectively. Engagement marketing as a percentage of revenue decreased to 44% in 2022 from 50% in 2021. This decrease reflects reduced investments in low-return marketing programs that resulted in a decrease in our engagement marketing expense per user in 2022 compared to 2021.
2021 Compared to 2020
Sales and marketing costs increased by $212.4 million, or 84%, to $466.7 million in 2021 from $254.3 million in 2020. The increase was attributable primarily to 77% and 85% increases in UA marketing and engagement marketing spend, respectively. UA marketing expenses were $241.5 million and $136.6 million in 2021 and 2020, respectively. Engagement marketing expenses were $189.4 million and $102.1 million in 2021 and 2020, respectively. Engagement marketing as a percentage of revenue increased to 50% in 2021 from 45% in 2020. This increase reflects investment in marketing programs that resulted in an increase in our engagement marketing cost per user in 2021 compared to 2020.
General and Administrative

	Year Ended December 31,			2021 to 2022 % Change	2020 to 2021 % Change
(In thousands, except percentages)	2022	2021	2020
		(As Restated)	(As Restated)
General and administrative	$163,018	$135,802	$42,462	20%	220%
2022 Compared to 2021
General and administrative costs increased by $27.2 million, or 20%, to $163.0 million in 2022 from $135.8 million in 2021. The increase was primarily driven by a $50.8 million increase in stock-based compensation expense, which includes $65.1 million of stock-based compensation expense recognized for the cancellation of performance stock units previously granted to the CEO without the concurrent grant or offer of a replacement award, a $6.6 million increase in payroll expenses related to salaries and benefits, including $1.7 million of restructuring expenses, a $0.4 million increase in depreciation and amortization expense, and a $0.5 million increase in facilities expenses. These increases were partially offset by a $13.6 million decrease in professional fees, a $5.0 million decrease in bonus and commission expenses, a decrease of $1.1 million in other state and local tax expenses, and a $11.6 million decrease in litigation charges. General and administrative expenses as percentage of revenues increased to 60% in 2022 compared to 36% in 2021.
2021 Compared to 2020
General and administrative costs increased by $93.3 million, or 220%, to $135.8 million in 2021 from $42.5 million in 2020. The increase was primarily driven by a $42.8 million increase in headcount costs, of which a $31.0 million increase is related to stock-based compensation expense, a $7.3 million increase in professional fees related to the Company’s follow-on offering, a $15.0 million increase in professional fees driven by the Company’s acquisition of Aarki, a $16.4 million increase in public company-related insurance costs and legal costs, a $2.7 million increase in other public company costs and a $11.6 million increase in expense related to a loss contingency accrual, partially offset by a $2.7 million decrease in facilities expenses. General and administrative expenses as percentage of revenues increased to 36% in 2021 compared to 19% in 2020.
Impairment of Goodwill and Long-lived Assets

	Year Ended December 31,			2021 to 2022 % Change	2020 to 2021 % Change
(In thousands, except percentages)	2022	2021	2020

Impairment of goodwill and long-lived assets	$168,051	$—	$—	NM	NM
During the year ended December 31, 2022 we recorded an impairment of goodwill and long-lived assets of $168.1 million. The impairments were driven primarily by a sharp decrease in our stock price and market capitalization that we experienced throughout the year, as well as downward adjustments to our operating forecasts, which were considered triggering events for our goodwill and long-lived assets and indicated the assets may not be recoverable.
See Note 2, Summary of Significant Accounting Policies, for further details.
Interest expense, net

	Year Ended December 31,			2021 to 2022 % Change	2020 to 2021 % Change
(In thousands, except percentages)	2022	2021	2020

Interest expense, net	$(23,992)	$(1,222)	$(1,325)	NM	(8)%
2022 Compared to 2021
Interest expense, net increased by $22.8 million, to $24.0 million in 2022 from $1.2 million in 2021. The increase was due to interest expense related to our senior secured notes issued in 2021. This increase was partially offset by interest income from our marketable securities and a gain on extinguishment of debt related to a debt repurchase of our 2021 secured notes in July 2022.
2021 Compared to 2020
Interest expense, net decreased by $0.1 million, to $1.2 million in 2021 from $1.3 million in 2020. The decrease was primarily driven by the repayment of a previously outstanding loan in 2020, partially offset by an increase in interest expense related to our senior secured notes issued in December 2021.
Change in fair value of common stock warrant liabilities

	Year Ended December 31,			2021 to 2022 % Change	2020 to 2021 % Change
(In thousands, except percentages)	2022	2021	2020

Change in fair value of common stock warrant liabilities	$6,004	$87,922	$(23,049)	NM	NM

2022 Compared to 2021
The change in fair value of warrant liabilities decreased by $81.9 million to $6.0 million in 2022 from $87.9 million in 2021. Refer to Note 14, Common Stock Warrants, of the notes to the consolidated financial statements for further discussion.
2021 Compared to 2020
The change in fair value of warrant liabilities increased by $111.0 million to $87.9 million in 2021 from $(23.0) million in 2020. Refer to Note 14, Common Stock Warrants, of the notes to the consolidated financial statements for further discussion.
Other income (expense), net

	Year Ended December 31,			2021 to 2022 % Change	2020 to 2021 % Change
(In thousands, except percentages)	2022	2021	2020

Other income, net	$125	$49	$(21,400)	155%	NM
2022 Compared to 2021
Other income, net increased by $0.1 million to $0.1 million in other income in 2022 from $0.05 million in other income in 2021.
2021 Compared to 2020
Other income (expense) increased by $21.4 million to $0.05 million in 2021 from $(21.4) million in 2020. The increase was primarily driven by fair value adjustments of financial instruments in 2020.
Provision (benefit) for income taxes

	Year Ended December 31,			2021 to 2022 % Change	2020 to 2021 % Change
(In thousands, except percentages)	2022	2021	2020

Provision (benefit) for income taxes	$(345)	$(19,140)	$115	NM	NM
2022 Compared to 2021
Benefit for income taxes decreased by $18.8 million to $0.3 million in 2022 from a benefit from income taxes of $19.1 million. The decrease was primarily driven by a discrete benefit related to the partial release of valuation allowance related to the acquisition of Aarki in the prior period.
2021 Compared to 2020
Provision for income taxes decreased by $19.3 million to a benefit of $19.1 million in 2021 from $0.1 million in 2020. The decrease was primarily driven by a discrete benefit related to the partial release of valuation allowance due to the acquisition of Aarki and a decrease in accrued state tax liabilities.
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
Adjusted EBITDA
“Adjusted EBITDA” is defined as net loss, excluding interest expense, net; change in fair value of common stock warrant liabilities; other income (expense), net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense and related payroll tax expense; and certain other non-cash or non-recurring items impacting net loss from time to time, including, but not limited to change in fair value adjustments of common stock warrant liabilities, impairment charges, and acquisition related expenses for transaction costs, loss contingency accruals, restructuring charges and one-time nonrecurring expenses, as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. We believe that the use of Adjusted EBITDA provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
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
The following table reconciles net loss to Adjusted EBITDA for the periods indicated and reflects the revisions as discussed in Note 3, Restatement of Previously Issued Financial Statements (in thousands):

	Year Ended December 31,
	2022	2021	2020
		(As Restated)	(As Restated)
Net loss	$(438,875)	$(187,925)	$(149,079)
Interest expense, net(1)	23,992	1,222	1,325
Stock-based compensation(2)	108,202	60,331	23,757
Change in fair value of common stock warrant liabilities	(6,004)	(87,922)	23,049
Provision (benefit) for income taxes	(345)	(19,140)	115
Depreciation and amortization	17,871	11,665	1,609
Other (income) expense, net(3)	(125)	(49)	21,400
Acquisition related expenses(4)	—	7,983	—
Impairment charges(5)(6)	168,051	—	3,395
Loss contingency accrual(7)	—	11,557	—
Restructuring charges(8)	4,830	—	—
One-time nonrecurring expenses(9)(10)(11)	26	14,630	4,747
Adjusted EBITDA	$(122,377)	$(187,648)	$(69,682)
(1)For the year ended 2022, amount includes $2.6 million gain on extinguishment of debt for our 2021 senior secured notes. Please refer to Note 10, Long-Term Debt, for more details.
(2)For the year ended 2022, amount includes stock-based compensation recognized for the cancellation of the Chief Executive Officers’ award of 16.1 million performance share units granted on September 14, 2021 (the “CEO Performance Stock Units”).
(3)For the year ended 2020, other (income) expense, net is primarily attributed to a $21.7 million adjustment to the fair value of the redeemable convertible Series E preferred stock forward contract liability.
(4)For the year ended 2021, this represents acquisition-related expenses for our Aarki acquisition.
(5)For the year ended 2020, this represents an impairment charge of a lease deposit and prepayment in connection with a lease agreement related to our new corporate facilities in San Francisco.
(6)For the year ended 2022, amount includes impairment of goodwill and long-lived assets related to the developed technology, customer relationships, computer equipment, and lease ROU assets. Please refer to Note 6, Goodwill and Intangible Assets, and Note 2, Summary of Significant Accounting Policies, for more details.
(7)For the year ended 2021, this amount represents a loss contingency accrual related to a litigation matter relating to a former employee as discussed in Note 12, Commitments and Contingencies.
(8)For the year ended 2022, amount includes restructuring charges related to employee termination benefits.
(9)For the year ended 2022, amounts represent one-time nonrecurring expenses related to IPO bonuses for certain employees, net of amounts forfeited by terminated employees.
(10)For the year ended 2021, amounts represent one-time nonrecurring expenses related to the follow-on offering and executive severance expense.

(11)For the year ended 2020, amounts represent one-time transaction expenses related to the FEAC Business Combination.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from the sales of capital stock. As of December 31, 2022, our principal sources of liquidity were our cash and cash equivalents in the amount of $362.5 million, which are primarily invested in money market funds and marketable securities with maturity less than three months, and marketable securities in the amount of $184.0 million.
In December 2021, the Company offered $300 million in aggregate principal senior secured notes due 2026 in a private offering. The notes were sold in a private placement to qualified institutional buyers. Annual interest started to accrue from December 20, 2021 at a stated rate of 10.25% and will be payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The notes mature on December 15, 2026. We used the net proceeds from the offering for general corporate purposes, which included investments in marketable securities classified as available-for-sale in operating activities. We may also use the proceeds for potential acquisitions of other companies, products, or technologies that we may identify in the future. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, make certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants applicable to the notes as of December 31, 2022 and 2021.
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
On September 1, 2022, the Company redeemed $10.5 million principal amount of the 2021 senior secured notes which resulted in a gain on extinguishment of debt of $2.6 million as the notes were redeemed for total consideration below par value of the notes. The redemption price was equal to 69.5% of the aggregate principal amount plus accrued and unpaid interest. The gain is reflected in the interest expense, net line item of the Company’s condensed consolidated statement of operations for the year ended December 31, 2022.
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
The following table provides a summary of cash flow data (in thousands):

	Year Ended December 31,
	2022	2021	2020

Net cash used in operating activities	$(179,597)	$(180,154)	$(56,232)
Net cash provided by (used in) investing activities	$311,386	$(643,924)	$(3,246)
Net cash provided by (used in) financing activities	$(10,605)	$802,682	$296,578
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

Net cash used in operating activities was $179.6 million for the year ended December 31, 2022. The most significant component of our cash used during this period was a net loss of $438.9 million, which included non-cash expenses of $108.2 million related to stock-based compensation, including $65.1 million related to the cancellation of performance stock units granted to our CEO, non-cash goodwill and long-lived asset impairment charge of $168.1 million, non-cash income of $6.0 million for the change in fair value related to Private Common Stock Warrants, $17.9 million related to depreciation and amortization, a gain on extinguishment of debt for $2.6 million, and net cash outflows of $32.4 million from changes in operating assets and liabilities. The net cash outflows from changes of operating assets and liabilities were primarily the result of decreases in other liabilities of $28.0 million, accounts payable of $17.2 million, and a loss contingency accrual of $4.4 million. These net cash outflows were slightly offset by decreases of $5.6 million and $11.6 million in accounts receivable and prepaid expenses and other assets, respectively.

Net cash used in operating activities was $180.2 million for the year ended December 31, 2021. The most significant component of our cash used during this period was a net loss of $187.9 million, which included non-cash income of $87.9 million for the change in fair value related to Public and Private Common Stock Warrants, a $19.4 million deferred income tax benefit, non-cash expenses of $60.3 million related to stock-based compensation, $11.7 million related to depreciation and amortization, accretion of unamortized discounts and amortization of issuance costs, and net cash inflows of $42.3 million from changes in operating assets and liabilities. The net cash inflows from changes of operating assets and liabilities were primarily the result of an increase in other liabilities of $28.7 million, primarily related to an increase in accrued sales and marketing costs.
Net cash used in operating activities was $56.2 million for the year ended December 31, 2020. The most significant component of our cash used during this period was a net loss of $149.1 million, which included non-cash expenses of $21.5 million related to fair value adjustments of the redeemable convertible Series E preferred stock forward contract liability, $23.0 million for the change in fair value of Public and Private Common Stock Warrants, $23.8 million related to stock-based compensation, $3.6 million related to impairment charges, and $1.6 million related to depreciation and amortization, accretion of unamortized discounts and amortization of issuance costs, as well as net cash inflows of $18.8 million from changes in operating assets and liabilities. The net cash inflows from changes in operating assets and liabilities were primarily the result of an increase in other liabilities of $15.6 million.
Cash Flows from Investing Activities

Net cash provided by investing activities was $311.4 million for the year ended December 31, 2022. The net cash provided by investing activities included $167.8 million in proceeds from sales of marketable securities and $599.5 million in proceeds from maturities of marketable securities, partially offset by $454.1 million in purchases of marketable securities.

Net cash used in investing activities was $643.9 million for the year ended December 31, 2021. For the year ended December 31, 2021, the net cash used in investing activities included the $504.0 million purchases of marketable securities, $84.0 million used for acquisition of Aarki, net of cash acquired, and $54.8 million used for investments in non-marketable equity securities.
Net cash used in investing activities was $3.2 million for the year ended December 31, 2020 and related to purchases of property and equipment, including internal-use software.
Cash Flows from Financing Activities

Net cash used in financing activities was $10.6 million for the year ended December 31, 2022, which was primarily due to the $7.3 million payment for redemption of senior secured notes, $2.0 million in payments for debt issuance costs and $2.6 million in principal payments on finance lease obligations.

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
Net cash provided by financing activities was $296.6 million for the year ended December 31, 2020, which was primarily due to $246.5 million in net proceeds from the issuance of common stock in connection with the FEAC Business Combination, net proceeds from the issuance of redeemable convertible Series E preferred stock of $76.6 million, partially offset by $13.4 million due to taxes paid related to the net share settlement of equity awards, $10.0 million of debt repayments under our debt facilities, and $2.0 million in payments made towards offering costs.

Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations.
Leases
We have operating lease arrangements for office space, and finance lease agreements for certain network equipment. As of December 31, 2022, we had lease payment obligations of $23.3 million, with $5.3 million payable within 12 months.
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
Revenue Recognition
We generate substantially all of our revenues by providing a service to game developers aimed at improving the monetization of their game content. The monetization service we provide allows developers to offer multi-player competition to their end-users which increases end-user retention and engagement. We provide developers with a software development kit (“SDK”) that they can download and integrate with their existing games. The SDK serves as a data interface between Skillz and the game developers that enables us to provide monetization services to the developer.
We recognize revenue for our services in accordance with the FASB Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”).
Revenues from Contracts with Customers
We apply the five-step model to achieve the core principle of ASC 606. We determined that our customer in the provision of our technology platform and services is the game developer. Our ordinary activities consist of providing game developers services through access to our technology platform using the Skillz SDK. The SDK acts as an application programming interface enabling communication of data between Skillz and the game developers, which when integrated with the developer’s game content, facilitates end-user registration into Competitions, managing and hosting end-user Competition accounts, matching players of similar skill levels, collecting end-user entry fees, distributing end-user prizes, resolving end-user disputes pertaining to their participation in Competitions, and running third-party marketing campaigns (“Monetization Services”).

We provide Monetization Services to game developers enabling them to offer competitive games to their end-users. These activities are not distinct from each other as we provide an integrated service enabling the game developers to provide the competitive game service to the end-users, and as a result, they do not represent separate performance obligations. We are entitled to a revenue share based on total entry fees for paid Competitions, regardless of how they are paid, net of end-user prizes (i.e., winnings from the Competitions) and other costs to provide the Monetization Services. Entry fees used to enter paid competitions can include net cash deposits, cash from prior winnings, and end-user incentives. The game developers earn revenue share from monthly net cash deposits received from end-users, calculated based on paid entry fees attributable to their games as a percentage of total entry fees. End-user incentives are not paid for by game developers. In addition, we account for end-user incentives either as a reduction of revenue or as sales and marketing expense as noted below.

We collect the entry fees and related charges from end-users on behalf of game developers using the end-user’s pre-authorized credit card or PayPal account and withhold our fees before making the remaining disbursement to the game developer; thus, the game developer’s ability and intent to pay the amounts we withhold is not subject to significant judgment. Certain of our larger developer agreements provide us with the right to receive additional consideration from the game developer related to user acquisition costs we incur to provide our Monetization Services. The amount and timing of the additional consideration we expect to receive is uncertain and based on the future performance of the respective developer’s games. We have not included these amounts of additional consideration in the transaction price related to our Monetization Services as it is not probable that a significant reversal of cumulative revenue recognized related to these amounts will not occur.
Revenue is recognized at the time the performance obligation is satisfied by transferring control of the promised service in an amount that reflects the consideration that we expect to receive in exchange for the Monetization Services. We recognize revenue upon completion of a game, which is when our performance obligation to the game developer is satisfied. We do not recognize contract assets or contract liabilities as the payment of the transaction price is concurrent with the fulfillment of the services. At the time of game completion, we have the right to receive payment for the services rendered. Our agreements with game developers can generally be terminated for convenience by either party upon thirty days prior written notice, and in certain of our larger developer agreements, the developer, if required by us, must continue to make its games available on the platform for a period of up to twelve months. As we are able to terminate the developer agreements at our convenience, we have concluded the contract term for revenue recognition does not extend beyond the contractual notification period.
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

Our primary end-user incentive is Bonus Cash, which is a promotional incentive that cannot be withdrawn and can only be used by end-users to enter into paid-entry fee contests. Bonus Cash used as entry fees for paid Competitions can include newly issued Bonus Cash and/or Bonus Cash that had been returned from prior winnings to an end-user. We recognize the entire cost of Bonus Cash as a sales and marketing expense or a reduction of revenue (as discussed below) only when the Bonus Cash is lost in a competition, as that is the point at which we incur the cost of the Bonus Cash and when revenue is recognized from such Bonus Cash. When Bonus Cash used as entry fees for a paid Competition is returned to an end-user as winnings, we do not record a sales and marketing expense or a reduction of revenue for such Bonus Cash. Further, if the Bonus Cash is returned to an end-user and is used to enter subsequent competitions and the end-user continues to win, we do not record any sales and marketing expense or a reduction of revenue each time the Bonus Cash is returned to the winning end-user.
•Marketing promotions and discounts accounted for as a reduction of revenue. These promotions are typically pricing actions in the form of discounts that reduce the end-user entry fees and are offered on behalf of the game developers. Although not required based on our agreement with the developers, we consider that the game developers have a valid expectation that certain incentives will be offered to end-users. The determination of a valid expectation is based on the evaluation of all information reasonably available to the game developers regarding our customary business practices, published policies and specific statements.
An example of an incentive for which the game developer has a valid expectation is Ticketz, which are a virtual currency earned for every Competition played based on the amount of the entry fee (“Ticketz”). Ticketz can be redeemed for prizes, including Bonus Cash prizes. Another example is initial deposit Bonus Cash which is a promotional incentive that can be earned in fixed amounts when an end-user makes an initial deposit on our platform.

Bonus Cash can only be used by end-users to enter into future paid-entry fee Competitions and cannot be withdrawn until it is won by another end-user.
•Marketing promotions accounted for as sales and marketing expense. When we conclude that the game developers do not have a valid expectation that the incentive will be offered, we record the related cost as sales and marketing expense. Our assessment is based on an evaluation of all information reasonably available to the game developers regarding our customary business practices, published policies and specific statements. These promotions are offered to end-users to draw, re-engage, or generally increase end-users’ use of our platform.
An example of this type of incentive is limited-time Bonus Cash offers, which are targeted to specific end-users, typically those who deposit more frequently or have not made a deposit recently, via email or in-app promotions. We target groups of end-users differently, offering specific promotions we think will best stimulate engagement. Similar to Bonus Cash earned from a redemption of Ticketz or an initial deposit, limited-time Bonus Cash can only be used by end-users to enter into future paid entry fee competitions and cannot be withdrawn by end-users. We also host engagement marketing leagues run over a period of days or weeks, which award league prizes in the form of cash or luxury goods to end-users with the most medals at the end of the league. End-users accumulate medals by winning paid entry fee competitions we enable. We determine whether or not to run a league, what prizes should be awarded, over what time period the league should run, and to which end-users the prizes should be paid, all at our discretion. The league parameters vary from one league to the next and are not reasonably known to the game developers. League prizes in the form of cash can be withdrawn or used by end-users to enter into future paid-entry fee competitions.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level, which is the same or one level below the operating segment. We have one operating segment and a single reporting unit. We identify our reporting unit by assessing whether there are components of our operating segment which constitute businesses for which discrete financial information is available and reviewed regularly by the segment manager and consider whether such components should be aggregated into a single reporting unit. We test goodwill for impairment at least annually during the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year. Events or circumstances which could trigger an impairment review include a significant decline in market capitalization, adverse change in legal factors or in the business climate, loss of key customers, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations. When testing goodwill for impairment, we first perform a qualitative assessment. If we determine it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, then no further analysis is necessary. If we determine it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then we compare the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If, however, the fair value of the reporting unit is less than its carrying amount, the difference between the carrying value and the fair value would be recorded as an impairment loss. Any impairment loss is limited to the carrying amount of goodwill allocated to the reporting unit.

See Note 6, Goodwill and Intangible Assets, for further details.
Long-Lived Assets
Long-lived assets consist of property, equipment and intangible assets with estimable useful lives subject to depreciation and amortization. Intangible assets consist of purchased intangible assets including developed technology, customer relationships, trademarks and tradenames, and are amortized over their useful lives ranging from one to eight years using the straight-line method of amortization. Also included in long-lived assets are lease right-of-use (ROU) assets. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. We determined that the Company has two asset groups, the Skillz and Aarki asset groups, which represent the lowest level of identifiable cash flows.
See Note 2, Summary of Significant Accounting Policies, for further details.
Indirect Tax Liabilities
We are subject to indirect taxes such as sales and use and value-add tax in the United States and certain foreign jurisdictions, respectively. The evaluation of our indirect tax liabilities involves significant judgment in the interpretation and application of U.S. GAAP and complex domestic and international tax laws. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. We recognize changes to our estimate if it is estimable and probable that our position would not be sustainable upon examination by taxing authorities. Although management believes our recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from that which our liabilities are based on. To the extent that final tax outcomes of these matters are different than the amounts recorded, such differences could have a material impact
Recent Accounting Pronouncements
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
Interest Rate Risk
The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2022, we had cash and cash equivalents of $362.5 million, which consisted of money market fund accounts and U.S. government and agency securities for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of December 31, 2022, we had marketable securities of $184.0 million, which primarily consisted of U.S government, corporate debt securities, asset backed securities, commercial paper, and debt instruments issued by foreign governments. We limit the amount of credit exposure to any one issuer. Our investments carry a degree of interest rate risk. However, due to the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.
Foreign Currency Risk
There was no material foreign currency risk for the years ended December 31, 2022 and 2021.

ITEM 8. FINANCIAL STATEMENTS

The supplementary financial information required by this Item 8 is included in Item 7.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Skillz Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Skillz Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 31, 2023 expressed an adverse opinion thereon.

Restatement of 2021 and 2020 Financial Statements

As discussed in Note 3 to the consolidated financial statements, the consolidated financial statements as of and for the years ended December 31, 2021 and 2020 have been restated to correct misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Presentation of End-User Incentive Programs
Description of the Matter	As described in Note 1 to the consolidated financial statements, the Company primarily derives its revenues by providing monetization services. The Company determined that its customer in the provision of its monetization services is the game developer. The monetization services provided by the Company allow developers to offer multi-player competition to their end-users. As part of its monetization services, the Company offers promotions and incentives to end-users in various forms. Promotions and incentives that are accounted for as payments to a customer are presented as a reduction of revenue, while all other promotions and incentives are presented as sales and marketing expense. As a result, the Company’s determination of whether promotions and incentives are accounted for as payments to a customer impacts the amount of recognized revenue. The Company recognized a reduction of revenue of $49.0 million and sales and marketing expense of $105.1 million related to its end-user promotion and incentive programs for the year ended December 31, 2022.

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

San Mateo, California

March 31, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Skillz Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Skillz Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, Skillz Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses in controls related to:

•the Company’s risk assessment process, due to a lack of sufficient trained personnel to adequately identify new or changing risks of misstatement to the consolidated financial statements and to design responsive internal controls over financial reporting, such as not adequately identifying financial statement risks related to the Company’s exposure to indirect taxes;
•information technology general controls (ITGCs) in the areas of access and program change over information technology (IT) systems that support the Company’s financial reporting processes were not designed and operating effectively, and as result, the related IT dependent manual and application controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs, were also deemed ineffective; and
•controls across accounting processes due to insufficient documentation of control activities and retention of evidence to demonstrate management’s review, as well as the design and implementation of controls to prevent and detect misstatements across several accounting processes, including related to the Company’s accounting for its player liability.

These material weaknesses impact multiple components of the COSO framework.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 31, 2023, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

San Mateo, California

March 31, 2023

SKILLZ INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares and par value per share amounts)

	December 31,
	2022	2021
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$362,516	$241,332
Marketable securities, current	127,268	319,055
Accounts receivable, net	7,177	12,769
Prepaid expenses and other current assets	4,722	16,704
Total current assets	501,683	589,860
Property and equipment, net	2,991	9,988
Operating lease right-of-use assets, net	472	14,511
Marketable securities, non-current	56,728	182,629
Non-marketable equity securities	55,649	55,649
Intangible assets, net	—	79,137
Goodwill	—	85,872
Other long-term assets	3,772	3,478
Total assets	$621,295	$1,021,124
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,696	$19,753
Operating lease liabilities, current	2,133	2,110
Other current liabilities	45,666	77,953
Total current liabilities	49,495	99,816
Operating lease liabilities, non-current	11,942	13,567
Common stock warrant liabilities, non-current	289	6,293
Long-term debt, non-current	272,781	278,889
Other long-term liabilities	8,387	13,400
Total liabilities	342,894	411,965
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock $0.0001 par value; 10 million shares authorized — 0 issued and outstanding as of December 31, 2022 and 2021	—	—
Common stock $0.0001 par value; 625 million shares authorized; Class A common stock – 500 million shares authorized; 353 million and 340 million shares issued and outstanding as of December 31, 2022 and 2021, respectively; Class B common stock – 125 million shares authorized; 69 million shares issued and outstanding as of December 31, 2022 and 2021, respectively	41	40
Additional paid-in capital	1,153,031	1,043,600
Accumulated other comprehensive loss	(1,563)	(248)
Accumulated deficit	(873,108)	(434,233)
Total stockholders’ equity	278,401	609,159
Total liabilities and stockholders’ equity	$621,295	$1,021,124

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for number of shares and per share amounts)

	Year Ended December 31,
	2022	2021	2020
		(As Restated)	(As Restated)
Revenue	$269,709	$380,154	$229,047
Costs and expenses:
Cost of revenue	30,718	25,243	12,281
Research and development	52,265	46,232	23,225
Sales and marketing	277,014	466,691	254,269
General and administrative	163,018	135,802	42,462
Impairment of goodwill and long-lived assets	168,051	—	—
Total costs and expenses	691,066	673,968	332,237
Loss from operations	(421,357)	(293,814)	(103,190)
Interest expense, net	(23,992)	(1,222)	(1,325)
Change in fair value of common stock warrant liabilities	6,004	87,922	(23,049)
Other income (expense), net	125	49	(21,400)
Loss before income taxes	(439,220)	(207,065)	(148,964)
Provision (benefit) for income taxes	(345)	(19,140)	115
Net loss	$(438,875)	$(187,925)	$(149,079)
Net loss per share attributable to common stockholders:
Basic	$(1.07)	$(0.49)	$(0.51)
Diluted	$(1.07)	$(0.71)	$(0.51)
Weighted average shares outstanding:
Basic	409,969,539	384,625,249	294,549,146
Diluted	409,969,539	388,549,673	294,549,146

Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	(1,315)	(248)	—
Total other comprehensive loss	$(1,315)	$(248)	$—
Total comprehensive loss	$(440,190)	$(188,173)	$(149,079)

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except for number of shares)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at 12/31/2019 (Restated)	—	—	286,074,923	$29	$108,892	$—	$(94,680)	$14,241
Issuance of Old Skillz redeemable convertible Series E preferred stock	—	—	17,834,808	2	98,303	—	—	98,305
Issuance of Old Skillz common stock upon exercise of stock options	—	—	7,642,110	1	1,242	—	—	1,243
Conversion of Old Skillz preferred stock warrants	—	—	—	—	654	—	—	654
Issuance of Old Skillz common stock upon early exercise of stock options with promissory note	—	—	12,700,358	1	(1)	—	—	—
Surrender of common stock upon net settlement of promissory note	—	—	(1,037,535)	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(1,102,746)	—	(13,404)	—	—	(13,404)
Issuance of Old Skillz convertible Series A, Series A-1 and Series B preferred stock upon exercise of warrants	—	—	2,860,974	1	1	—	—	2
Issuance of Old Skillz common stock upon exercise of warrants	—	—	726,063	—	382	—	—	382
Repurchase of Old Skillz common stock	—	—	(468,270)	—	—	—	(1,339)	(1,339)
Repurchase of Old Skillz preferred stock	—	—	(13,739)	(1)	—	—	(1,210)	(1,211)
Net Business Combination and PIPE financing	—	—	44,580,578	4	75,239	—	—	75,243
Stock-based compensation	—	—	—	—	23,757	—	—	23,757
Net loss (Restated)	—	—	—	—	—	—	(149,079)	(149,079)
Balance at 12/31/2020 (Restated)	—	—	369,797,524	37	295,065	—	(246,308)	48,794
Issuance of common stock upon exercise of stock options	—	—	5,968,161	—	3,883	—	—	3,883
Issuance of common stock upon exercise of warrants and other, net	—	—	11,586,519	—	215,311	—	—	215,311
Issuance of common stock for business combination	—	—	4,401,633	—	66,972	—	—	66,972
Net cash contributions from follow-on offering	—	—	17,000,000	3	402,038	—	—	402,041
Stock-based compensation	—	—	—	—	60,331	—	—	60,331
Other comprehensive loss	—	—	—	—	—	(248)	—	(248)
Net loss (Restated)	—	—	—	—	—	—	(187,925)	(187,925)
Balance at 12/31/2021 (Restated)	—	—	408,753,837	40	1,043,600	(248)	(434,233)	609,159
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	12,620,093	1	1,310	—	—	1,311
Stock-based compensation	—	—	—	—	108,202	—	—	108,202
Other comprehensive loss	—	—	—	—	—	(1,315)	—	(1,315)
Other, net	—	—	—	—	(81)	—	—	(81)
Net loss	—	—	—	—	—	—	(438,875)	(438,875)
Balance at December 31, 2022	—	—	421,373,930	$41	$1,153,031	$(1,563)	$(873,108)	$278,401

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
		(As Restated)	(As Restated)
Operating Activities
Net loss	$(438,875)	$(187,925)	$(149,079)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,871	11,665	1,609
Stock-based compensation	108,202	60,331	23,757
Gain on extinguishment of debt	(2,553)	—	—
Accretion of unamortized debt discount and amortization of debt issuance costs	3,743	149	558
Fair value adjustment of derivatives	—	—	21,463
Amortization of premium for marketable securities	3,095	—	—
Impairment charges	168,051	634	3,573
Deferred income taxes	(698)	(19,377)	—
Change in fair value of common stock warrant liabilities	(6,004)	(87,922)	23,049
Changes in operating assets and liabilities:
Accounts receivable, net	5,592	931	—
Prepaid expenses and other assets	11,602	(6,284)	(7,505)
Operating lease right-of-use assets	1,605	(14,511)	—
Accounts payable	(17,222)	6,261	10,729
Loss contingency accrual	(4,449)	11,557	—
Operating lease liabilities	(1,602)	15,677	—
Other accruals and liabilities	(27,955)	28,660	15,614
Net cash used in operating activities	(179,597)	(180,154)	(56,232)
Investing Activities
Purchases of property and equipment, including internal use software	(1,892)	(3,236)	(3,246)
Investment in non-marketable equity securities	—	(54,769)	—
Purchases of marketable securities	(454,091)	(504,032)	—
Proceeds from sales of marketable securities	167,847	2,100	—
Proceeds from maturities of marketable securities	599,522	—	—
Cash paid for business acquisition, net of cash acquired	—	(83,987)	—
Net cash provided by (used in) investing activities	311,386	(643,924)	(3,246)
Financing Activities
Principal payments on finance lease liabilities	(2,612)	(1,582)	—
Borrowings under debt agreements, net of issuance costs	—	280,897	—
Payments for debt issuance costs	(2,005)	(3)	(201)
Payments for extinguishment of debt	(7,298)	—	—
Payments under debt agreements	—	—	(10,000)
Proceeds from issuance of common stock in follow-on offering, net of underwriting commissions, and offering costs	—	402,138	—
Net cash contributions from FEAC business combination and PIPE Financing	—	—	246,484
Payments made towards offering costs	—	(13,222)	(1,993)
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	—	76,617
Net proceeds from exercise of stock options and issuance of common stock	1,310	3,883	1,243
Proceeds from exercise of common stock warrants, net of redemptions	—	130,571	382
Taxes paid related to net share settlement of equity awards	—	—	(13,404)
Payments made to repurchase common stock	—	—	(1,339)
Payments for redemption of preferred stock	—	—	(1,211)
Net cash provided by (used in) financing activities	$(10,605)	$802,682	$296,578
Net change in cash, cash equivalents and restricted cash	121,184	(21,396)	237,100
Cash, cash equivalents and restricted cash – beginning of year	244,252	265,648	28,548
Cash, cash equivalents and restricted cash – end of year	$365,436	$244,252	$265,648

Supplemental cash flow data:
Cash paid during the period for:
Interest	$30,334	$180	$815
Noncash investing and financing activities:
Settlement of the Redeemable convertible Series E preferred stock forward contract liability	$—	$—	$21,688
Deferred offering costs in accounts payable and accrued liabilities	$—	$2,004	$14,065
Issuance of common stock for business combination	$—	$67,051	$—
Warrant liability reclassified to additional paid-in capital	$—	$84,016	$—
Payment of promissory notes through surrender of shares	$—	$—	$18,673

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Years Ended December 31, 2022, 2021, and 2020

1. Description of the Business and Basis of Presentation
Business
Skillz operates a competitive mobile gaming platform, driving the future of entertainment by accelerating the convergence of sports, video games and media. The Company’s principal activities are to develop and support a proprietary online-hosted technology platform that enables independent game developers to host tournaments and provide competitive gaming activity (“Competitions”) to end-users worldwide.
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
Basis of Presentation
The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Old Skillz was determined to be the accounting acquirer based on the following predominant factors:
•Old Skillz’s existing stockholders had the greatest voting interest in the Company;
•The largest individual minority stockholder in the Company was an existing stockholder of Old Skillz;
•Old Skillz’s directors represented the majority of the new board of directors of the Company;
•Old Skillz’s senior management was the senior management of the Company; and

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
•Old Skillz was the larger entity based on historical revenue and has the larger employee base.
The consolidated assets, liabilities and results of operations prior to the Reverse Recapitalization were those of Old Skillz. The shares and corresponding capital amounts and losses per share, prior to the Reverse Recapitalization, have been retroactively restated based on shares reflecting the exchange ratio of 0.7471 (the "Exchange Ratio") established in the FEAC Business Combination.
In connection with the preparation of the 2022 annual consolidated financial statements, the Company identified errors in its previously issued financial statements.
In accordance with SEC Staff Accounting Bulletin (“SAB”) No.99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of these errors to its previously issued consolidated financial statements. Based upon the Company’s evaluation of both quantitative and qualitative factors, the Company concluded the errors were material to the Company’s previously issued consolidated financial statements. Accordingly, the Company has restated its previously issued consolidated financial statements as shown in Note 3, Restatement of Previously Issued Financial Statements. All relevant footnotes have also been adjusted to reflect the impact of the revisions.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Estimates are used in several areas including, but not limited to, stock-based compensation, valuation of Public and Private Common Stock Warrants, indirect tax liabilities, the fair values of long-lived assets, including goodwill and intangible assets and the useful lives of the Company’s intangible assets. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. Actual results could differ materially from these estimates.
Revenue Recognition
The Company generates substantially all its revenues by providing a service to game developers aimed at improving the monetization of their game content. The monetization service provided by Skillz allows developers to offer multi-player competition to their end-users which increases end-user retention and engagement. Skillz provides developers with a software development kit (“SDK”) that they can download and integrate with their existing games. The SDK serves as a data interface between Skillz and the game developers that enables Skillz to provide monetization services to the developer.
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
The Company provides Monetization Services to game developers enabling them to offer competitive games to their end-users. These activities are not distinct from each other as the Company provides an integrated service enabling the game developers to provide the competitive game service to the end-users, and as a result, they do not represent separate performance obligations. The Company is entitled to a revenue share based on total entry fees for paid Competitions, regardless of how they are paid, net of end-user prizes (i.e., winnings from the Competitions) and other costs to provide the Monetization Services. Entry fees used to enter paid competitions can include net cash deposits, cash from prior winnings, and end-user incentives. The game developers earn revenue share from monthly net cash deposits received from end-users, calculated based on paid entry fees attributable to their games as a percentage of total entry fees. End-user incentives are not paid for by game developers. In addition, the Company accounts for end-user incentives either as a reduction of revenue or as sales and marketing expense as noted below.

The Company collects the entry fees and related charges from end-users on behalf of game developers using the end-user’s pre-authorized credit card or PayPal account and withholds its fees before making the remaining disbursement to the game developer; thus, the game developer’s ability and intent to pay the amounts withheld by the Company is not subject to significant judgment. Certain of the Company’s larger developer agreements provide the Company with the right to receive additional consideration from the game developer related to user acquisition costs incurred by the Company to provide its Monetization Services. The amount and timing of the additional consideration the Company expects to receive is uncertain and based on the future performance of the respective developer’s games. The Company has not included these amounts of additional consideration in the transaction price related to its Monetization Services as it is not probable that a significant reversal of cumulative revenue recognized related to these amounts will not occur.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Revenue is recognized at the time the performance obligation is satisfied by transferring control of the promised service in an amount that reflects the consideration that the Company expects to receive in exchange for the Monetization Services. The Company recognizes revenue upon completion of a game, which is when its performance obligation to the game developer is satisfied. The Company does not recognize contract assets or contract liabilities as the payment of the transaction price is concurrent with the fulfillment of the services. At the time of game completion, the Company has the right to receive payment for the services rendered. The Company’s agreements with game developers can generally be terminated for convenience by either party upon thirty days prior written notice, and in certain of the Company’s larger developer agreements, the developer, if required by the Company, must continue to make its games available on the platform for a period of up to twelve months. As the Company is able to terminate the developer agreements at its convenience, the Company has concluded the contract term for revenue recognition does not extend beyond the contractual notification period. The Company did not have any transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) as of December 31, 2022, 2021 and 2020.
Games provided by two developer partners accounted for 39% and 41% of the Company’s revenue from Monetization Services in the year ended December 31, 2022, 42% and 39% in the year ended December 31, 2021, and 59% and 28% in the year ended December 31, 2020.
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

The Company’s primary end-user incentive is Bonus Cash, which is a promotional incentive that cannot be withdrawn and can only be used by end-users to enter into paid-entry fee contests. Bonus Cash used as entry fees for paid Competitions can include newly issued Bonus Cash and/or Bonus Cash that had been returned from prior winnings to an end-user. The Company recognizes the entire cost of Bonus Cash as a sales and marketing expense or a reduction of revenue (as discussed below) only when the Bonus Cash is lost in a competition, as that is the point at which the Company incurs the cost of the Bonus Cash and when revenue is recognized from such Bonus Cash. When Bonus Cash used as entry fees for a paid Competition is returned to an end-user as winnings, the Company does not record a sales and marketing expense or a reduction of revenue for such Bonus Cash. Further, if the Bonus Cash is returned to an end-user and is used to enter subsequent competitions and the end-user continues to win, the Company does not record any sales and marketing expense or a reduction of revenue each time the Bonus Cash is returned to the winning end-user.
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
An example of an incentive for which the game developer has a valid expectation is Ticketz, which are a virtual currency earned for every Competition played based on the amount of the entry fee (“Ticketz”). Ticketz can be redeemed for prizes, including Bonus Cash prizes. Another example is initial deposit Bonus Cash which is a promotional incentive that can be earned in fixed amounts when an end-user makes an initial deposit on the Skillz platform. Bonus Cash can only be used by end-users to enter into future paid-entry fee Competitions and cannot be withdrawn until it is won by another end-user.
For the years ended December 31, 2022, 2021, and 2020, the Company recognized a reduction of revenue of $49.0 million, $74.1 million, and $51.3 million, respectively, related to these end-user incentives.
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
An example of this type of incentive is limited-time Bonus Cash offers, which are targeted to specific end-users, typically those who deposit more frequently or have not made a deposit recently, via email or in-app promotions. The Company targets groups of end-users differently, offering specific promotions it thinks will best stimulate engagement. Similar to Bonus Cash earned from a redemption of Ticketz or an initial deposit, limited-time Bonus Cash can only be used by end-users to enter into future paid entry fee competitions and cannot be withdrawn by end-users. The Company also hosts engagement marketing leagues run over a period of days or weeks, which award league prizes in the form of cash or luxury goods to end-users with the most medals at the end of the league. End-users accumulate medals by winning Skillz enabled paid entry fee competitions. Skillz determines whether or not to run a league, what prizes should be awarded, over what time period the league should run, and to which end-users the prizes should be paid, all at its discretion. The league parameters vary from one league to the next and are not reasonably known to the game developers. League prizes in the form of cash can be withdrawn or used by end-users to enter into future paid-entry fee competitions.
For the years ended December 31, 2022, 2021, and 2020, the Company recognized sales and marketing expense of $105.1 million, $176.1 million, and $91.5 million, respectively, related to these end-user incentives.

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
Total marketing promotions accounted for as sales and marketing expense recognized in the years ended December 31, 2022, 2021, and 2020 were $117.3 million, $189.4 million, and $102.1 million, respectively.

Cost of Revenue
Cost of revenue primarily comprises of third-party payment processing fees, server costs, amortization of developed technology, personnel expenses, direct software costs, amortization of internal use software, hosting expenses, and allocation of shared facility and other costs.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash, money market funds and commercial paper with maturities of three months or less when purchased.
Restricted cash maintained under an agreement that legally restricts the use of such funds is not included within cash and cash equivalents and is reported within other long-term assets and other current assets as of December 31, 2022. Restricted cash is comprised of $2.9 million which is pledged in the form of a letter of credit for the Company’s San Francisco office lease.
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statement of cash flows as of December 31, 2022 and 2021 is as follows:

	December 31,
	2022	2021
Cash and cash equivalents	$362,516	$241,332
Restricted cash included in other long-term assets	2,920	2,920
Cash, cash equivalents and restricted cash	$365,436	$244,252

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted cash, and marketable securities. Although the Company deposits its cash with multiple well-established financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Marketable securities primarily consist of corporate debt securities, asset backed securities, commercial paper, and debt instruments issued by foreign governments. The Company limits the amount of credit exposure to any one issuer. Management believes that the institutions are financially stable and, accordingly, minimal credit risk exists.
Accounts Receivable, Net
Accounts receivable, net, is comprised of trade accounts receivable recorded at the invoiced amounts for programmatic media campaigns, net of an allowance for credit losses. The allowance for credit losses is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when there are specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. At December 31, 2022, the Company’s allowance for credit losses on accounts receivable was not significant to the consolidated financial statements.
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. Goodwill is tested for impairment at the reporting unit level, which is the same or one level below the operating segment. The Company has one operating segment and a single reporting unit. The Company identifies its reporting unit by assessing whether there are components of its operating segment which constitute businesses for which discrete financial information is available and reviewed regularly by the segment manager and considers whether such components should be aggregated into a single reporting unit. The Company tests goodwill for impairment at least annually during the fourth fiscal quarter, or more frequently if indicators of impairment exist during the fiscal year. Events or circumstances which could trigger an impairment review include a significant decline in market capitalization, adverse change in legal factors or in the business climate, loss of key customers, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations. When testing goodwill for impairment, the Company first performs a qualitative assessment. If the Company determines it is not more likely than not that a reporting unit’s fair value is less than its carrying amount, then no further analysis is necessary. If the Company determines it is more likely than not that a reporting unit’s fair value is less than its carrying amount, then the Company compares the estimated fair value of the reporting unit with its carrying amount, including goodwill. If the estimated fair value of the reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If, however, the fair value of the reporting unit is less than its carrying amount, the difference between the carrying value and the fair value would be recorded as an impairment loss. Any impairment loss is limited to the carrying amount of goodwill allocated to the reporting unit.
The Company performs its goodwill impairment evaluation annually on November 1, 2022, and may perform additional interim impairment assessments if impairment indicators are identified.
See Note 6, Goodwill and Intangible Assets, for further details.
Long-Lived Assets
Long-lived assets consist of property and equipment and intangible assets with estimable useful lives subject to depreciation and amortization. Intangible assets consist of purchased intangible assets, including developed technology, customer relationships, trademarks and tradenames, and are amortized over their useful lives ranging from one to eight years using the straight-line method of amortization. Also included in the Company’s long-lived assets are its lease right-of-use (ROU) assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. When impairment indicators are identified, the Company assesses its long-lived assets for impairment. Recoverability of an asset or asset group to be held and used is

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group. The Company has determined that it has two asset groups, Skillz and Aarki asset groups, which represent the lowest level of identifiable cash flows.
The Company identified an impairment indicator and recorded impairment of its Aarki asset group during the third quarter of 2022. Additionally, during the fourth quarter of 2022, additional indicators of impairment for both the Skillz and Aarki asset groups were identified, most notably sharp declines in the Company’s stock price and overall market capitalization, near the end of 2022, and secondarily, a downward revision to the Aarki business forecast and related expected cash flows attributable to the Aarki asset group. As a result of these indicators of impairment, in the fourth quarter of 2022, the Company reviewed the undiscounted future cash flows for the Skillz and Aarki asset groups, and the results of the analysis in each case indicated the carrying amount of the asset groups were not expected to be recovered. As a result, the Company performed analyses to estimate the fair value of the long-lived asset groups.
The fair value of the Aarki asset group was estimated using an income approach. Under the income approach, a long-lived asset group’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset group. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. Significant factors considered in the calculation of the fair value of the long-lived asset group were projected revenue, gross margins, operating expenses, the remaining economic life of the overall long-lived asset group based on the primary asset of the group, which was determined to be the developed technology, along with the discount rates used to derive the estimated present values of future cash flows. The Company applied judgment which involved the use of significant assumptions with respect to its income forecast such as the level and timing of future cash flows. The Company determined the fair value of the Aarki asset group was lower than its carrying values and recorded a long-lived asset impairment charge of $19.8 million during the three months ended December 31, 2022, and $71.1 million during the year ended December 31, 2022.
For the Skillz asset group, the Company reviewed undiscounted future cash flows for the asset group, and the results of the analysis indicated the carrying amount of the asset group was not expected to be recovered. The Company’s ROU asset related to its San Francisco office lease was the most significant asset of the Skillz long-lived asset group with the remaining long-lived assets consisting of an immaterial amount of property and equipment. The Company performed analyses to estimate the fair values of the assets within the Skillz asset group. For the ROU asset, the fair value was estimated based on key assumptions made by the Company including required construction costs, market rental rates, and expected vacancy period. The Company also determined that the fair value of the Skillz lease ROU asset was lower than its carrying value and recorded a long-lived asset impairment charge of $11.5 million during the three months ended December 31, 2022.
These non-cash charges were recorded within Impairment of goodwill and long-lived assets on the consolidated statements of operations and comprehensive loss. There was no long-lived asset impairment recorded for the years ended December 31, 2021 and 2020.
See Note 6, Goodwill and Intangible Assets, and Note 5, Balance Sheet Components, for further details.
Investments
The Company considers all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair values of these investments approximate their carrying values. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year are classified as non-current marketable securities. Dividend and interest income are recognized when earned.
Marketable securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive income (loss) in the consolidated statement of operations and comprehensive loss. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, the Company employs a systematic methodology that considers available quantitative and qualitative evidence. In addition, the Company considers specific adverse conditions

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
related to the financial health of, and business outlook for, the investee. If the Company plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other income (expense), net in the consolidated statement of operations and comprehensive loss and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.
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
Advertising and Promotional Expense
Advertising and promotional expenses are included in sales and marketing expenses within the consolidated statements of operations and comprehensive loss and are expensed when incurred. For the years ended December 31, 2022, 2021, and 2020, advertising expenses, not including marketing promotions related to the Company’s end-user incentive programs, were $118.8 million, $241.9 million, and $136.8 million, respectively.
Public and Private Common Stock Warrant Liabilities
As part of FEAC’s initial public offering, FEAC issued to third party investors 69.0 million units, consisting of one share of Class A common stock of FEAC and one-fourth of one warrant, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of FEAC’s initial public offering, FEAC completed the private sale of 10,033,333 warrants to FEAC’s sponsor at a purchase price of $1.50 per warrant (the “Private Warrants”). In connection with the FEAC Business Combination, FEAC’s sponsor agreed to forfeit 5,016,666 Private Warrants. Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share. Subsequent to the FEAC Business Combination, 17,249,977 Public Warrants and 5,016,666 Private Warrants remained outstanding as of December 31, 2020. There were zero Public warrants and 4,535,728 Private Warrants outstanding as of December 31, 2022 and 2021.
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
The Company evaluated the Public and Private Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Public and Private Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A stockholders. As there are two classes of common stock, and not all of the stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Public Warrants and Private Warrants do not meet the conditions to be classified in equity. Since the Public and Private Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
consolidated statement of operations and comprehensive loss at each reporting date. Because the Public Warrants were publicly traded and thus had an observable market price in an active market, they were valued based on their trading price as of each reporting date.
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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards based on estimated grant-date fair values recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to awards with performance conditions is recognized over the requisite service period when the performance conditions are probable of being achieved. The compensation expense related to awards with market conditions is recognized on an accelerated attribution basis over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved and is not reversed if the market condition is not satisfied. See Note 16, Stock-Based Compensation, for more information. The Company accounts for forfeitures as they occur. If an employee stock-based award is canceled without the concurrent grant or offer of a replacement award, the cancellation is treated as a settlement for no consideration and any previously unrecognized compensation cost shall be recognized at the cancellation date. Stock-based awards granted to employees are primarily stock options and restricted stock units.
The Company has primarily granted restricted stock units (“RSUs”), which have a service-based (and in certain circumstances, performance-based) vesting condition over a four-year period, to its employees and members of the Board of Directors since the start of 2021. The Board of Directors determines the fair value of each share of underlying common stock based on the closing price of the Company's common stock on the date of the grant.
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
To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate, as well as the related net interest and penalties. The Company accounts for taxes due on future U.S. inclusions in taxable income under the Global Intangible Low-Taxed Income (“GILTI”) provision as a current-period expense when incurred.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, generally three to five years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease. Maintenance and repairs that do not extend the life or improve the asset are expensed as incurred. Upon disposal of property and equipment, assets and related accumulated depreciation are removed from the accounts, and the related gain or loss is included in the consolidated statement of operations and comprehensive loss.
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. Refer to Long-lived Assets above for impairment of long-lived assets.
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
Leases
The Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02) retroactively as of January 1, 2021, using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2021 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with the Company’s historical accounting under Topic 840.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed it to carry forward its historical lease classification, the Company’s assessment on whether a contract was or contains a lease, and the Company’s assessment of initial direct costs for any leases that existed prior to January 1, 2021. The Company also elected to combine its lease and non-lease components and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the in the consolidated statement of operations and comprehensive loss on a straight-line basis over the lease term. Additionally, the Company applies a portfolio approach to effectively account for the operating and finance lease ROU assets and lease liabilities.
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
ROU assets related to the Company’s operating leases are included in operating lease ROU assets, while the corresponding lease liabilities are included in current and non-current operating lease liabilities on the Company’s consolidated balance sheets. ROU assets related to the Company’s finance leases are included in property and equipment, while the corresponding lease liabilities are included in other current liabilities and other non-current long-term liabilities on the Company’s consolidated balance sheets. The Company incurred an impairment charge of $12.4 million related to its operating lease assets and $2.9 million related to its finance lease assets for the year ended December 31, 2022. The impairment charge on operating lease ROU assets includes the $11.5 million impairment charge for the Skillz lease ROU asset discussed within Long-Lived Assets above.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Indirect Tax Liabilities
We are subject to indirect taxes such as sales and use tax in the United States and value-add tax in certain foreign jurisdictions, respectively. The evaluation of our indirect tax liabilities involves significant judgment in the interpretation and application of U.S. GAAP and complex domestic and international tax laws. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. We recognize changes to our estimate if it is estimable and probable that our position would not be sustainable upon examination by taxing authorities. Although management believes our recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from that which our liabilities are based on. To the extent that final tax outcomes of these matters are different than the amounts recorded, such differences could have a material impact on our consolidated financial statements as the Company records related tax reserves as a reduction in revenue, and penalties and interest in general and administrative expenses.
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
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. During the year ended December 31, 2022, the Company continued to operate as a single operating and reportable segment as the CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocation of resources, and evaluating financial performance.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, instead of fair value at the acquisition date in accordance with Topic 805. The amendments in ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company does not expect the adoption of this standard to have a material effect on the consolidated financial statements.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
3. Restatement of Previously Issued Consolidated Financial Statements
As previously disclosed in the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 24, 2023, certain of the Company’s previously filed interim unaudited and annual audited consolidated financial statements should no longer be relied upon and a restatement is required for these previously issued consolidated financial statements. The consolidated financial statements for the year ended December 31, 2022 include restated consolidated financial statements for the years ended December 31, 2021 and 2020. In addition, we have restated our unaudited quarterly financial data for the first three quarters of the year ended December 31, 2022 and for each quarter of the years ended December 31, 2021 and 2020 as presented in Note 21, Quarterly Financial Information. We have also restated impacted amounts within the notes to the consolidated financial statements, as applicable.
Restatement Background
Understatement of End-User Liability
The Company identified an error in its end-user liability balance, which is included in other current liabilities on the consolidated balance sheets. The error was the result of a design deficiency in the Company’s reconciliation process for the end-user liability balance. If uncorrected, the error would have resulted in an understatement of sales and marketing expense, an overstatement of revenue and an understatement of other current liabilities in the consolidated financial statements. As a result, sales and marketing expense for the years ended December 31, 2021 and 2020 was understated by $1.8 million and $2.3 million, respectively, and revenue for the years ended December 31, 2021 and 2020 was overstated by $0.1 million in the Company’s previously reported consolidated statements of operations and comprehensive loss. The impact on the consolidated balance sheets was an understatement of other current liabilities by $8.2 million and $6.3 million as of December 31, 2021 and 2020, respectively.
Reserve for Indirect Tax Liabilities
During 2022, the Company determined that it is liable for indirect taxation in various jurisdictions within the United States and other countries around the world based on its operations. As a result, the Company determined that it should accrue for indirect taxes, and the related interest and penalties, in the current and prior years. The error was due to the lack of appropriate risk assessment to identify the potential for a material indirect tax exposure. The error if uncorrected would have resulted in an overstatement of revenue, an understatement of general and administrative expenses and an understatement of other current liabilities in the Company’s consolidated financial statements.
As a result, revenue was overstated by $3.8 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively, and general and administrative expense was understated by $0.7 million, and $0.2 million for the years ended December 31, 2021 and 2020, respectively, in the consolidated statements of operations and comprehensive loss. The impact on the consolidated balance sheets was an understatement of other current liabilities of $6.2 million and $1.7 million as of December 31, 2021 and 2020, respectively.
Other Adjustments
In addition to the misstatements identified above, the Company has corrected other immaterial errors. While these other errors are quantitatively and qualitatively immaterial, individually and in the aggregate, because the Company is correcting for the material errors, the Company has decided to correct these other errors as well. These include adjustments to correct errors in the purchase price allocation and subsequent accounting associated with the acquisition of Aarki. Upon the acquisition, we had previously incorrectly recorded a liability for and continued to accrue for the Aarki bonus program liability as well as incorrectly recorded Aarki finance leases under ASC 842. If uncorrected, the error would have resulted in an understatement of Goodwill and an understatement of accumulated deficit in the consolidated financial statements. As a result, as of and for the year ended December 31, 2021, goodwill was overstated by $1.0 million, cost of revenue was understated by $0.5 million, research and development expense was understated by $0.2 million, sales and marketing expense was understated by $0.2 million, and general and administrative expense was understated by $0.1 million in the Company’s previously reported consolidated financial statements. Other immaterial adjustments resulted in an overstatement of sales and marketing expense of $0.7 million for the year ended December 31, 2021. There were no other adjustments identified for the year ended December 31, 2020.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
These misstatements, both individually and in the aggregate, had no impact to previously reported total cash flows from operating, investing or financing activities, or the timing of cash payments.
Below are our restated consolidated balance sheets as of December 31, 2021 and 2020 and the restated consolidated statements of operations and comprehensive loss, statements of stockholders' equity, and statements of cash flows for each of the years ended December 31, 2021 and 2020. The amounts as previously reported for the years ended December 31, 2021 and 2020 were derived from our Annual Report on Form 10-K for the year ended December 31, 2021, filed on March 1, 2022.
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2021
	As Reported	End-User Liability	Indirect Taxes	Other Adjustments	As Restated
Revenue	$384,089	$(138)	$(3,797)	$—	$380,154
Cost of revenue	24,711	—	—	532	25,243
Research and development	46,017	—	—	215	46,232
Sales and marketing	465,457	1,780	—	(546)	466,691
General and administrative	135,026	—	691	85	135,802
Total costs and expenses	671,211	1,780	691	286	673,968
Loss from operations	(287,122)	(1,918)	(4,488)	(286)	(293,814)
Loss before income taxes	(200,373)	(1,918)	(4,488)	(286)	(207,065)
Benefit for income taxes	(18,996)	—	—	(144)	(19,140)
Net loss	$(181,377)	$(1,918)	$(4,488)	$(142)	$(187,925)
Net loss per share attributable to common stockholders: (1)
Basic	$(0.47)	$—	$(0.01)	$—	$(0.49)
Diluted	$(0.69)	$—	$(0.01)	$—	$(0.71)
Total comprehensive loss	$(181,625)	$(1,918)	$(4,488)	$(142)	$(188,173)
(1) Due to differences in rounding to the nearest cent per basic or diluted share, totals may not equal the sum of the line items.

	Year Ended December 31, 2020
	As Reported	End-User Liability	Indirect Taxes	Other Adjustments	As Restated
Revenue	$230,115	$(87)	$(981)	$—	$229,047
Cost of revenue	12,281	—	—	—	12,281
Research and development	23,225	—	—	—	23,225
Sales and marketing	251,941	2,328	—	—	254,269
General and administrative	42,289	—	173	—	42,462
Total costs and expenses	329,736	2,328	173	—	332,237
Loss from operations	(99,621)	(2,415)	(1,154)	—	(103,190)
Loss before income taxes	(145,395)	(2,415)	(1,154)	—	(148,964)
Net loss	$(145,510)	$(2,415)	$(1,154)	$—	$(149,079)
Net loss per share attributable to common stockholders:(1)
Basic	$(0.49)	$(0.01)	$—	$—	$(0.51)
Diluted	$(0.49)	$(0.01)	$—	$—	$(0.51)
Total comprehensive loss	$(145,510)	$(2,415)	$(1,154)	$—	$(149,079)
(1) Due to differences in rounding to the nearest cent per basic or diluted share, totals may not equal the sum of the line items.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Consolidated Balance Sheets

	Year Ended December 31, 2021
	As Reported	End-User Liability	Indirect Taxes	Other Adjustments	As Restated
Accounts receivable, net	$13,497	$—	$—	$(728)	$12,769
Total current assets	590,588	—	—	(728)	589,860
Goodwill	86,845	—	—	(973)	85,872
Total assets	1,022,825	—	—	(1,701)	1,021,124
Other current liabilities	64,969	8,168	6,232	(1,416)	77,953
Total current liabilities	86,832	8,168	6,232	(1,416)	99,816
Other long-term liabilities	13,544	—	—	(144)	13,400
Total liabilities	399,125	8,168	6,232	(1,560)	411,965
Accumulated deficit	(419,692)	(8,168)	(6,232)	(141)	(434,233)
Total stockholders' equity	623,700	(8,168)	(6,232)	(141)	609,159
Total liabilities and stockholders' equity	$1,022,825	$—	$—	$(1,701)	$1,021,124

	Year Ended December 31, 2020
	As Reported	End-User Liability	Indirect Taxes	Other Adjustments	As Restated
Other current liabilities	$25,317	$6,250	$1,744	$(1)	$33,310
Total current liabilities	47,356	6,250	1,744	(1)	55,349
Total liabilities	225,634	6,250	1,744	(1)	233,627
Accumulated deficit	(238,315)	(6,250)	(1,744)	1	(246,308)
Total stockholders' equity	$56,787	$(6,250)	$(1,744)	$1	$48,794
Consolidated Statements of Stockholders’ Equity

Accumulated Deficit	As Reported	End-User Liability	Indirect Taxes	Other Adjustments	As Restated
Balance at December 31, 2019 (1)	$(90,256)	$(3,835)	$(590)	$1	$(94,680)
Net loss	(145,510)	(2,415)	(1,154)	—	(149,079)
Balance at December 31, 2020	$(238,315)	$(6,250)	$(1,744)	$1	$(246,308)
Net loss	(181,377)	(1,918)	(4,488)	(142)	(187,925)
Balance at December 31, 2021	$(419,692)	$(8,168)	$(6,232)	$(141)	$(434,233)
(1) The cumulative impact of the misstatements related to the years ended prior to January 1, 2020 is reflected in this line.
Consolidated Statements of Cash Flows

	Year Ended December 31, 2021
	As Reported	End-User Liability	Indirect Taxes	Other Adjustments	As Restated
Net loss	$(181,377)	$(1,918)	$(4,488)	$(142)	$(187,925)
Depreciation and amortization	$11,133	$—	$—	$532	$11,665
Deferred income taxes	$(19,233)	$—	$—	$(144)	$(19,377)
Accounts receivable, net	$203	$—	$—	$728	$931
Other accruals and liabilities	$23,228	$1,918	$4,488	$(974)	$28,660

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	Year Ended December 31, 2020
	As Reported	End-User Liability	Indirect Taxes	Other Adjustments	As Restated
Net loss	$(145,510)	$(2,415)	$(1,154)	$—	$(149,079)
Other accruals and liabilities	$12,045	$2,415	$1,154	$—	$15,614
4. Business Combinations
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
Acquisition of Aarki, Inc.
On July 16, 2021, the Company completed the acquisition of Aarki, Inc. (“Aarki”) and acquired 100% of the outstanding equity and voting interest of Aarki under the terms of the Agreement and Plan of Merger. The Company transferred $162.3 million in consideration comprised of $95.3 million in cash and the remaining $67.1 million comprised of 4.4 million of Skillz Class A common stock to the existing Aarki stockholders. The Company acquired Aarki to produce efficiencies in user-acquisition costs, which could be reinvested to acquire more users to accelerate growth and provide a broader product offering,

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
including media buying capabilities to better serve game developers. The financial results of Aarki have been included in the Company’s consolidated financial statements since the date of the acquisition.
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
The following is an allocation of the purchase price as of July 16, 2021, the acquisition closing date, and the fair values for each major class of assets acquired and liabilities assumed. The Company retained the services of certified valuation specialists to assist with assigning values to certain acquired assets and assumed liabilities:

Description	Amount
(As Restated)
Cash and cash equivalents	$11,309
Accounts receivable, net	13,700
Prepaid expenses and other current assets	356
Property and equipment, net (as restated)	5,607
Intangible assets, net	86,800
Other long-term assets	91
Accounts payable	(445)
Accrued professional fees	(3,145)
Other current liabilities (as restated)	(16,030)
Deferred tax liabilities	(20,075)
Other long-term liabilities	(1,693)
Identifiable net assets acquired	76,475
Goodwill (as restated)	85,872
Total purchase price	$162,347
The following is a summary of identifiable intangible assets acquired and their expected lives as of the acquisition closing date:

Type	Weighted-average useful life (in years)	Fair Value
Developed technology	8	$60,400
Customer relationships	3	26,200
Trademark and trade name	0.3	200
Total identifiable intangible assets acquired		$86,800
During the first quarter of 2022, the Company recorded a measurement period adjustment of $0.4 million to increase the carrying value of the identifiable net assets acquired, with a corresponding decrease to goodwill. The adjustment was related to a subsequent adjustment to Aarki’s federal and state tax payable as of the acquisition closing date.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The Company considers the restatement of property and equipment, other current liabilities and goodwill noted above to be an accounting error requiring correction under ASC Topic 250 and have included these amounts within Note 3.
Assumptions in the Allocation of Purchase Price
The goodwill recognized was attributable primarily to the acquired workforce, expected cost-saving synergies and other benefits that the Company believed would result from use of the Aarki technology-driven marketing platform with the operations of Skillz. None of the goodwill recorded in connection with the Aarki acquisition is deductible for tax purposes.
The fair value of the identified intangible assets acquired from the Aarki acquisition was estimated using income approaches. Under the income approach, an intangible asset’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. More specifically, the fair value of the developed technology was determined using the multi-period excess earnings method (“MPEEM”). MPEEM is an income approach to the fair value measurement attributable to a specific intangible asset being valued from the asset grouping’s overall cash-flow stream. MPEEM isolates the expected future discounted cash-flow stream to its net present value. Significant factors considered in the calculation of the developed technology intangible asset were the projected revenue, gross margins, operating expenses, technology migration curve and research and development costs attributed to maintenance of the acquired technology, along with the discount rate used to derive the estimated present value of future cash flows. The fair value of customer relationships was estimated using the "with and without" income approach, which measures the difference between cash flows generated assuming the existence of the current customer relationships and the cash flows assuming those relationships do not exist and are replaced over time. Estimated costs on projected revenues, excluding acquired contract backlog, were made using historical data pertaining to sales to new and existing customers. The Company valued the finite-lived trademark and trade name using the relief-from-royalty method income approach. The Company applied judgment which involved the use of significant assumptions with respect to its income forecast such as the level and timing of future cash flows. The Company believes the level and timing of expected future cash flows appropriately reflected market participant assumptions.
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

	Year Ended December 31,
	2021	2020
	(As Restated)	(As Restated)
Revenue	$394,988	$257,586
Net loss	$(200,303)	$(152,676)

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Credit card processing reserve	$1,000	$9,527
Prepaid expenses	2,234	5,681
Other current assets	1,488	1,496
Prepaid expenses and other current assets	$4,722	$16,704
Property and Equipment, Net
Property and equipment consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Capitalized internal-use software	$9,126	$6,569
Computer equipment and servers	1,291	2,267
Furniture and fixtures	278	400
Leasehold improvements	114	114
Construction in progress	—	2,544
Finance lease right-of-use assets	10	5,226
Total property and equipment	10,819	17,120
Accumulated depreciation and amortization	(7,828)	(7,132)
Property and equipment, net	$2,991	$9,988
Depreciation and amortization expense related to property and equipment was $0.7 million, $3.5 million, and $1.6 million in 2022, 2021, and 2020, respectively.
As discussed in Note 2, for the year ended December 31, 2022, an impairment charge of approximately $3.5 million was recorded in connection with property and equipment, primarily finance lease ROU assets and computer equipment.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Other Current Liabilities
Other current liabilities consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
		(As Restated)
Accrued sales and marketing expenses (as restated)	$4,409	$28,895
Accrued compensation	4,991	12,108
Accrued publisher fees (as restated)	4,442	3,057
End-user liability, net (as restated)	8,984	12,286
Accrued developer revenue share	2,017	1,655
Short-term lease obligations	1,525	2,447
Accrued legal expenses	1,984	5,126
Indirect tax liabilities (as restated)	10,909	6,809
Other accrued expenses (as restated)	6,405	5,570
Other current liabilities	$45,666	$77,953
6. Goodwill and Intangible Assets
Goodwill
The Company observed continued market volatility including declines in its market capitalization and revised its financial outlook in August 2022, which was identified as a potential indicator of impairment. As a result, the Company performed an interim quantitative goodwill impairment evaluation as of August 31, 2022, and determined the fair value of its reporting unit was greater than its carrying value and did not record a goodwill impairment charge.
During the fiscal year 2022 annual impairment test on November 1, 2022, the Company performed a qualitative assessment of these factors to determine whether it was more likely than not that the fair value of the reporting unit was less than the carrying amount. As of November 1, 2022, it was determined that it was not more likely than not that the fair value of the Skillz reporting unit was less than its carrying amount.
Management determined that an additional interim goodwill impairment test was necessary as of December 31, 2022, due to the sharp decline in Skillz stock price and market capitalization from November 1, 2022 to December 31, 2022. As a result, the Company performed a quantitative goodwill impairment evaluation as of December 31, 2022. As the Company’s estimated enterprise value was significantly below its carrying value, the Company’s quantitative assessment was based on the net asset value method. Under this method, the impairment was based on a comparison of the estimated fair value of the Company’s net assets (excluding goodwill) to the carrying value of its stockholders’ equity. Certain adjustments were required to the carrying value of assets and liabilities to estimate their fair value, the most significant of which related to the Company’s long-term debt, for which the fair value of the long-term debt was estimated based on secondary market quotes, as described in Note 10. Based on the results of the net asset approach, the Company recorded an impairment loss for the total carrying value of goodwill of $85.5 million. The impairment was recorded within Impairment of goodwill and long-lived assets in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2022. There was no goodwill impairment recorded for the year ended December 31, 2021.
The following table presents details of changes to the Company’s goodwill balance for the year ended December 31, 2022:

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

Goodwill
(As Restated)
Balance as of December 31, 2021	$85,872
Adjustment (1)	(409)
Impairment	(85,463)
Balance as of December 31, 2022	$—
(1) During the first quarter of 2022, the Company recorded a measurement period adjustment to increase the carrying value of the identifiable net assets acquired as a result of the Aarki acquisition, with a corresponding decrease to goodwill. See Note 4, Business Combinations, for more details.
Intangible Assets, Net
Intangible assets consist of purchased intangible assets, including developed technology, customer relationships, trademarks and tradenames. The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.
During 2022, the Company identified indicators of impairment related to the Aarki asset group, which is primarily composed of intangible assets. In August 2022, the Company revised its financial outlook, resulting in lower projected user acquisition spend and a slower than expected migration of that spend to the Aarki technology-driven marketing platform, resulting in unrealized cost-saving synergies, which the Company identified as an indicator of impairment related to the Aarki asset group. Additionally, during the fourth quarter of 2022, additional indicators of impairment were identified, most notably sharp declines in the Company’s stock price and overall market capitalization near the end of 2022, and secondarily, a downward revision to the Aarki business forecast and related expected cash flows attributable to the Aarki asset group. As a result of these indicators of impairment, in the third quarter and in the fourth quarter of 2022, the Company reviewed the undiscounted future cash flows for the Aarki asset group, and the results of the analysis in each case indicated the carrying amount of the asset group was not expected to be recovered. As a result, the Company performed analyses to estimate the fair value of the long-lived asset group. In each quarter, the fair value of the Aarki asset group was estimated using an income approach. Under the income approach, a long-lived asset group’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset group. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. Significant factors considered in the calculation of the fair value of the long-lived asset group were projected revenue, gross margins, operating expenses, the remaining economic life of the overall long-lived asset group based on the primary asset of the group, which was determined to be the developed technology, along with the discount rates used to derive the estimated present values of future cash flows. The Company applied judgment which involved the use of significant assumptions with respect to its income forecast such as the level and timing of future cash flows.
As of December 31, 2022, the Company determined the Aarki asset group had no remaining fair value and recorded impairment charges totaling $66.7 million related to intangible assets during the year ended December 31, 2022.
The components of intangible assets consisted of the following as of December 31, 2022:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Developed technology	$60,400	$(9,249)	$(51,151)	$—
Customer relationships	26,200	(10,699)	(15,501)	—
Intangible assets, net	$86,600	$(19,948)	$(66,652)	$—
The components of intangible assets consisted of the following as of December 31, 2021:

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	Weighted Average Remaining Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	7.58	$60,400	$(3,460)	$56,940
Customer relationships	2.58	26,200	(4,003)	22,197
Trademark and trade name	—	200	(200)	—
Intangible assets, net		$86,800	$(7,663)	$79,137

The following table sets forth the activity related to finite-lived intangible assets:

Year Ended December 31,
2022
Beginning balance at December 31, 2021	$79,137
Amortization	(12,485)
Impairment	(66,652)
Ending balance at December 31, 2022	$—
The following table summarizes amortization expense associated with finite-lived intangible assets recognized in the consolidated statements of operations and comprehensive loss for the years ended December 31, 2022 and 2021 as follows:

	Year Ended December 31,
	2022	2021
Cost of revenue	$5,789	$3,460
Sales and marketing	6,696	4,003
General and administrative	—	200
Total amortization expense	$12,485	$7,663

7. Restructuring
In the second and third quarters of 2022, the Company approved and implemented restructuring plans to realign resources and reduce operating costs. As a result, during the year ended December 31, 2022, the Company recorded restructuring charges of $4.5 million. These charges included $4.8 million of employee termination benefits primarily consisting of severance and continuation of health insurance benefits and a $0.3 million reduction of stock based compensation expense resulting from the modification of certain unvested equity awards provided for employees at the time of termination. The table below summarizes the restructuring charges recognized in the consolidated statement of operations and comprehensive loss for year ended December 31, 2022 as follows:

Total Restructuring Changes
Research and development	$1,905
Sales and marketing	947
General and administrative	1,673
Total	$4,525

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The table below summarizes the activity and balance of accrued restructuring, which is included in other current liabilities in the consolidated balance sheet:

Restructuring Accrual
Employee termination benefits	4,830
Cash payments	(4,830)
Restructuring liability as of December 31, 2022	—
8. Fair Value Measurements
As of December 31, 2022 and 2021, the recorded values of cash and cash equivalents, restricted cash and accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.
Cash and cash equivalents held by the Company as of December 31, 2022 and 2021 were $362.5 million and $241.3 million, respectively, and were comprised of cash on hand, money market funds, and highly liquid investments with original contractual maturity dates of three months or less. Cash and money market funds are classified within Level 1 of the fair value hierarchy. Highly liquid investments such as commercial papers and corporate bonds are classified within Level 2 of the fair value hierarchy.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-Sale Investments
Asset-backed securities	$—	$58,192	$—	$58,192
Certificates of deposits	—	—	—	—
Corporate notes and bonds	—	110,298	—	110,298
Commercial paper	—	10,479	—	10,479
Foreign government securities	—	5,027	—	5,027
US government and agency securities	86,898	—	—	86,898
Total assets	$86,898	$183,996	$—	$270,894
Liabilities:
Common Stock Warrants
Private Common Stock Warrants	$—	$—	$289	$289
Total liabilities	$—	$—	$289	$289

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	Fair Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-Sale Investments
Asset-backed securities	$—	$111,552	$—	$111,552
Certificates of deposits	—	6,002	—	6,002
Corporate notes and bonds	—	206,989	—	206,989
Commercial paper	—	109,391	—	109,391
Foreign government securities	—	8,181	—	8,181
US government securities	86,787	—	—	86,787
Total assets	$86,787	$442,115	$—	$528,902
Liabilities:
Common Stock Warrants
Private Common Stock Warrants	$—	$—	$6,293	$6,293
Total liabilities	$—	$—	$6,293	$6,293
Available-for-Sale Investments
Available-for-sale investments were classified within Level 1 or Level 2 because of the Company’s use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The market values of Level 2 investments are determined based on observable inputs for the securities other than quoted prices, such as interest rates, yield curves, and credit spreads, or quoted prices for identical or similar securities in markets that are not considered active. There were no transfers between levels during the periods presented.
Public and Private Common Stock Warrants
The Public Warrants were classified within Level 1 as they are publicly traded and had an observable market price in an active market and were fully redeemed as of December 31, 2021. The Private Warrants were classified within Level 3 as they were valued based on a BSM pricing model, which involved the use of certain unobservable inputs, such as expected volatility estimated based on the average historical stock price volatility of comparable companies. As of December 31, 2022 and 2021, the fair value of the Private Warrants liability was $0.3 million and $6.3 million, respectively.
The following sets forth the activity for Private Warrants:

Private Warrants
Balance at December 31, 2021	$6,293
Fair market value adjustment	(6,004)
Balance as of December 31, 2022	$289
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

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
9. Investments
Investment Components
The components of investments were as follows:

	As of December 31, 2022
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset-backed securities	$58,455	$1	$(264)	$58,192	$—	$1,464	$56,728
Corporate notes and bonds	111,592	—	(1,294)	110,298	—	110,298	—
Commercial paper	10,477	2	—	10,479	—	10,479	—
Money market funds	232,448	—	—	232,448	232,448	—	—
Foreign government securities	5,064	—	(37)	5,027	—	5,027	—
US government and agency securities	86,869	29	—	86,898	86,898	—	—
Total investments	$504,905	$32	$(1,595)	$503,342	$319,346	$127,268	$56,728

	As of December 31, 2021
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset-backed securities	$111,619	$1	$(68)	$111,552	$—	$5,372	$106,180
Certificates of deposits	6,002	—	—	6,002	—	6,002	—
Corporate notes and bonds	207,170	21	(201)	206,990	3,026	132,688	71,276
Commercial paper	109,391	—	—	109,391	24,193	85,198	—
Money market funds	51,768	—	—	51,768	51,768	—	—
Foreign government securities	8,186	—	(5)	8,181	—	3,008	5,173
US government and agency securities	86,783	4	—	86,787	—	86,787	—
Total investments	$580,919	$26	$(274)	$580,671	$78,987	$319,055	$182,629
Non-marketable equity securities are investments in privately held companies without readily determinable fair values. The carrying value of the Company’s investments without readily determinable fair values was $55.6 million as of December 31, 2022 and 2021 and is classified within “Investments in non-marketable equity securities” in the condensed consolidated balance sheets. The Company did not record any adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative, and did not recognize any gains or losses related to the sale of non-marketable equity securities in the years ended December 31, 2022 or 2021.
Unrealized Losses on Marketable Securities
Marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	As of December 31, 2022
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$52,412	$(229)	$4,656	$(35)	$57,068	$(264)
Corporate notes and bonds	55,864	(571)	54,434	(723)	110,298	(1,294)
Foreign government securities	—	—	5,027	(37)	5,027	(37)
Total investments	$108,276	$(800)	$64,117	$(795)	$172,393	$(1,595)
Unrealized losses from marketable securities are primarily attributable to changes in interest rates. The company does not believe any of unrealized losses represent impairments based on the Company’s evaluation of available evidence.
Marketable Securities Maturities

	Adjusted	Estimated
	Cost Basis	Fair Value
December 31, 2022
Due in one year or less	$128,597	$127,268
Due after one year through five years	56,990	56,728
Total	$185,587	$183,996
10. Long-Term Debt
Components of long-term debt were as follows as of December 31, 2022 and 2021:

	December 31,
	2022	2021
2021 Senior Secured Notes	$289,500	$300,000
Unamortized discount and issuance costs	(16,719)	(21,111)
Long-term debt, non-current	$272,781	$278,889
2021 Senior Secured Notes
In December 2021, the Company entered into $300 million of 10.25% secured notes in a private placement to certain institutional buyers. The interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. At issuance, the effective interest rate on the notes was 12.14%. The notes will mature on December 15, 2026 unless repurchased or redeemed earlier. The secured notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with our affiliates, as well as certain other financial covenants. The Company was in compliance with all covenants as of December 31, 2022.
In accounting for the senior secured notes, unamortized discount and issuance costs were deducted from the carrying value in the consolidated balance sheet. The unamortized discount and issuance costs will be recognized as interest expense over the five-year term of the senior secured notes. The senior secured notes are classified as Level 2 financial instruments, and the fair value of the notes is presented for disclosure purposes only. The Company determined the fair value of the notes is $185 million as of December 31, 2022 based on secondary market quotes.
Interest is paid semi-annually. Accrued interest as of December 31, 2022 was $1.2 million and was recorded within other current liabilities in the Company’s consolidated balance sheets. During the year ended December 31, 2022, $30.0 million and has been paid for interest.
The Company is aware that its outstanding debt securities are currently trading at substantial discounts to their respective principal amounts. In order to reduce future cash interest payments, as well as future amounts due at maturity or upon

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
redemption, the Company may, from time to time, as it did during the third quarter of 2022, continue to seek to retire or purchase its outstanding debt through cash purchases, in open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as the Company may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. On September 1, 2022, the Company redeemed $10.5 million of the principal amount of the 2021 Senior Secured Notes which resulted in a gain on extinguishment of debt of $2.6 million as the notes were redeemed for total consideration below par value of the notes. The redemption price was equal to 69.5% of the aggregate principal amount plus accrued and unpaid interest. The redemption also resulted in a decrease of the effective interest rate to 12.09%. The gain is reflected in the interest expense, net in of the Company’s consolidated statement of operations and comprehensive loss for the year ended December 31, 2022.
The following table outlines maturities of the Company’s long-term debt, as of December 31, 2022:

Amount
2023	$—
2024	—
2025	—
2026	289,500
Total	$289,500
11. Leases
The Company is a party to various non-cancelable operating lease agreements for certain of its offices. The Company is a party to various non-cancelable finance lease agreements for certain network equipment. The leases have original lease periods expiring between 2023 to 2030. Some leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs, lease term and the discount rate were as follows for the year ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Finance leases
Amortization of assets under finance leases	$2,003	$1,144
Interest	285	237
Total finance lease costs	$2,288	$1,381
Operating lease cost	$3,983	$3,309
Variable lease cost	$489	$241
Short-term lease rent expense	$830	$388

Weighted-average remaining lease term
Operating leases	6.7	7.4
Finance leases	1.8	1.9

Weighted-average discount rate
Operating leases	11.5%	11.3%
Finance leases	10.8%	10.4%
Operating lease expense was $6.5 million for the year ended December 31, 2020, under ASC 840.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The following table outlines future minimum lease payments under the Company’s non-cancellable leases as of December 31, 2022:

	Operating Leases	Finance Leases
2023	$3,619	$1,726
2024	2,657	705
2025	2,513	294
2026	2,588	—
2027	2,666	—
Thereafter	6,547	—
Total undiscounted cash flows	20,590	2,725
Less: Imputed interest	(6,515)	(245)
Present value of lease liabilities	$14,075	$2,480

Lease liabilities, current	2,133	1,553
Lease liabilities, non-current	11,942	927
Present value of lease liabilities	$14,075	$2,480
As of December 31, 2022, the Company does not have additional operating and finance leases not yet commenced.
Supplemental cash flow information related to leases for the year ended December 31, 2022 is as follows:

Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$3,994
Payments for finance leases included in cash from operating activities	$285
Payments for finance leases included in cash from financing activities	$2,612
Assets obtained in exchange for lease obligations:
Operating leases	$—
Finance leases	$—
12. Commitments and Contingencies
Legal Matters
The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course and conduct of its business and has certain unresolved claims pending, the outcomes of which are not determinable at this time. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of December 31, 2022. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, except as set forth herein, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss.
On May 15, 2019, a former employee of the Company filed a suit against the Company in the San Francisco Superior Court in California for claims including breach of contract, retaliation and wrongful termination. The case was tried in August and September 2021. The jury found in favor of the former employee and rendered a verdict against the Company for $11.6 million in compensatory damages, and the Company recorded a loss contingency accrual and corresponding general and administrative expenses in such amount in the third quarter of 2021. In April 2022, the judge in the case determined, in light of

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
the Company’s post-verdict motions, that the instructions given to the jury at trial were defective. Accordingly, the judge ordered a new trial on damages or, alternatively, permitted the plaintiff accept a reduced verdict in the amount of $4.35 million, which the plaintiff subsequently levied from the Company’s bank account. On May 25, 2022, the Company filed an appeal from the judgment seeking, in part, entry of judgment in the Company's favor notwithstanding the verdict. The plaintiff accepted the reduced verdict, and filed an appeal from the judgment on June 7, 2022, seeking in part, to reinstate the jury's original verdict. Management believes the most likely outcome is that this matter will go back to trial which would mean that it likely will not be resolved until calendar year 2024. As a result, the liability has been reclassified from a short-term liability to a long-term liability on the consolidated balance sheet as of December 31, 2022.
Indirect Taxes
During 2022, the Company completed a review with the Australian Taxation Office (ATO) and concluded it was required to register for the Goods and Service Tax (GST) in Australia. In conjunction with this review and the expansion of the Company’s operations in international jurisdictions in 2021 and 2022, the Company reviewed its global indirect tax exposure for the rest of the world. As a result of this review, the Company determined that it is liable for indirect taxation in various countries around the world based on operations in the current fiscal year as well as historical periods. Accordingly, the Company recorded a charge for indirect taxes due in the amount of $2.9 million, $1.9 million, and $0.6 million for the years ending December 31, 2022, 2021, and 2020, respectively, which is included as a reduction to revenue in the consolidated statements of operations and comprehensive loss. For those same periods, $0.6 million, $0.6 million, and $0.1 million were accrued related to interest and penalties, respectively, and were recorded as expenses within general and administrative in the consolidated statements of operations and comprehensive loss. As of December 31, 2022 and 2021, $6.5 million and $3.6 million, respectively, are accrued within other current liabilities on the consolidated balance sheets. These amounts include interest and penalties of $1.4 million and $0.8 million as of December 31, 2022 and 2021, respectively.
In some U.S. jurisdictions, non-income-based taxes, such as sales and use tax are assessed on our operations. During 2022, the Company assessed the possibility that the Company has exposure to sales and use tax in various state jurisdictions. There is uncertainty as to what constitutes sufficient presence for a jurisdiction to levy taxes, fees, and surcharges for Skillz’s business, primarily given the nature of its product offering which is not the sale of physical goods, and there is uncertainty as to whether its services are taxable in certain jurisdictions. The Company recorded a charge for indirect taxes due in the amount of $1.4 million, $1.9 million, and $0.4 million for the years ending December 31, 2022, 2021, and 2020, respectively, which are included as a reduction to revenue in the consolidated statements of operations and comprehensive loss. As of December 31, 2022 and 2021, $4.1 million and $2.6 million, respectively, are accrued within other current liabilities on the consolidated balance sheets. These amounts include interest of $0.3 million and $0.2 million as of December 31, 2022 and 2021, respectively.
The estimate of a probable outcome under the loss contingency is based on analysis of sales activities, revenue subject to sales and other indirect taxes, and applicable regulations in applicable jurisdictions in each period. Changes in assumptions may occur in the future as the Company obtains new information, which can result in adjustments to the recorded liability.
13. Retirement Plans
401(k) Plan
The Company has a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the IRC. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum amount allowable. Contributions for eligible employees for the years ended December 31, 2022, 2021 and 2020, were $1.4 million, $0.3 million, and $0.1 million respectively.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
14. Common Stock Warrants
As of December 31, 2022 and 2021, the Company had zero Public Warrants and 4,535,728 Private Warrants outstanding, respectively. During the year ended December 31, 2022, there were no Private Warrants exercised.
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
15. Stockholders’ Equity
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
As of December 31, 2022 and December 31, 2021, the Company has authorized a total of 635 million shares, consisting of 500 million shares of Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), 125 million shares of Class B Common Stock, par value $0.0001 per share (“Class B Common Stock”), and 10 million shares of Preferred Stock, par value $0.0001 per share (“preferred stock”).
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

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
16. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized for the years ended December 31, 2022, 2021 and 2020, as follows:

	December 31,
	2022	2021	2020
Research and development	$4,662	$7,416	$6,110
Sales and marketing	8,615	8,770	4,505
General and administrative	94,925	44,145	13,142
Total stock-based compensation expense	$108,202	$60,331	$23,757

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

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Stock Options and Restricted Stock Units
Stock option and RSU activity during the year ended December 31, 2022 is as follows (in thousands, except for share, per share, and contractual term data):

		Options Outstanding				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2021	51,437,898	27,727,088	$7.79	7.04	$113,110	7,600,097	$13.17
Additional shares authorized	20,437,691	—	—
Options and restricted stock units granted	(56,239,223)	—	—			56,239,223	1.04
Options exercised and restricted stock units released	—	(10,318,720)	0.13			(2,074,116)	9.35
Options and restricted stock units canceled	12,821,148	(1,162,506)	1.02			(11,658,642)	6.63
Balance at December 31, 2022	28,457,514	16,245,862	$13.15	7.27	$1,145	50,106,562	$1.23

Exercisable at December 31, 2021		13,157,036	$0.15	5.17	$95,946
Exercisable at December 31, 2022		3,930,317	$0.29	5.17	$1,132
Unvested at December 31, 2021		14,570,052	$14.69	8.72	$17,164
Unvested at December 31, 2022		12,315,545	$17.25	7.94	$14
The number of unvested stock options as of December 31, 2022 and December 31, 2021 does not include 4.5 million and 8.2 million shares of restricted common stock, respectively, previously issued upon the early exercise of grants by certain executives.
The number of RSUs granted does not include 15.9 million performance based RSUs previously issued by the Company, as the performance-based RSUs are not deemed granted for accounting purposes. Refer to the 2022 CFO and CEO Performance Award disclosure below for further details.
As of December 31, 2022, unrecognized stock-based compensation expense related to unvested stock options, restricted common stock, RSUs, performance-based RSUs and performance stock units was $113.0 million. The weighted-average period over which such compensation expense will be recognized is 3.51 years. This does not include unrecognized stock-based compensation expense related to performance-based RSUs not deemed granted for accounting purposes.
The aggregate intrinsic value of options exercised was $16.0 million, $69.8 million and $89.9 million during the years ended December 31, 2022, 2021 and 2020, respectively.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
No options were granted during the year ended December 31, 2022. The assumptions used to estimate the fair value of stock options granted and the resulting fair values for the years ended December 31, 2021 and 2020 were as follows:

	2021 (1)	2020
Expected volatility	48.71%	45% – 50%
Risk-free interest rate	0.02%	0.27% – 1.44%
Expected term (in years)	0.25	4.14-6.25
Expected dividend yield	—	—
Weighted average estimated fair value of stock options granted during the year	$15.63	$5.06
(1) For the year ended December 31, 2021, the above assumptions were used to estimate the fair value of certain stock options previously granted to the former CFO, that were modified as part of the transition and release agreement.
2022 CFO Restricted Stock Unit and Performance Award
The Company granted the Company’s President and Chief Financial Officer (“CFO”) a restricted stock unit award covering shares of the Company’s Class A common stock with a grant date value equal to $15.0 million, comprised of 10.4 million restricted stock units. Such grant vests 25% on the first anniversary of CFO’s start date and the remainder vests in 12 substantially equal quarterly installments, in each case subject to continuous service with the Company through each applicable vesting date, provided that the grant vests in full if the CFO is terminated without cause following a change of control of the Company. On September 30, 2022, the restricted stock unit award was re-measured based on the fair value of an underlying share of the Company’s Class A common stock, which was equal to $10.7 million, and the Company then reclassified the liability classified award to additional paid-in capital as the number of shares became fixed. During the year ended December 31, 2022, the Company recognized $1.1 million in compensation expense related to this grant. As of December 31, 2022, the unrecognized stock-based compensation cost related to the non-vested CFO Restricted Stock Unit Award was $9.6 million. The Company expects this cost to be recognized over a remaining weighted-average period of approximately 3.6 years.
In addition, the Company issued to the CFO a performance stock unit award covering shares of the Company’s Class A common stock with a fair value of $5.0 million as of the issuance date, comprised of 3.5 million performance stock units. Such award vests over four one-year periods, with pro-rata vesting for the first and last performance periods, in each case subject to continuous service with the Company through each applicable vesting date and the attainment of certain corporate performance goals. As of December 31, 2022, the award was not considered granted for accounting purposes as the Company had not established the performance conditions for this award, and the unrecognized stock-based compensation cost for this CFO performance stock unit award was $5.0 million.
2022 CEO Restricted Stock Unit and Performance Award
The Company granted the Company’s President and Chief Executive Officer (“CEO”) a restricted stock unit award covering shares of the Company’s Class A common stock with a grant date value equal to $25.9 million, comprised of 29.0 million restricted stock units. Such grant vests 25% on the first anniversary of January 1, 2023 and the remainder vests in 12 substantially equal quarterly installments, in each case subject to continuous service with the Company through each applicable vesting date, provided that the grant vests in full if the CEO is terminated without cause following a change of control of the Company. During the year ended December 31, 2022, the Company recognized $0.4 million in compensation expense related to this grant. As of December 31, 2022, the unrecognized stock-based compensation cost related to the non-vested CEO Restricted Stock Unit Award was $14.3 million. The Company expects this cost to be recognized over a remaining weighted-average period of approximately 4.0 years.
In addition, the Company issued to the CEO a performance stock unit award covering shares of the Company’s Class A common stock with a fair value of $8.6 million as of the issuance date, comprised of 9.7 million performance stock units. Such award vests over four one-year periods, in each case subject to continuous service with the Company through each applicable vesting date and the attainment of certain corporate performance goals. As of December 31, 2022, the award was not considered granted for accounting purposes as the Company had not established the performance conditions for this award, and the unrecognized stock-based compensation cost for this CEO performance stock unit award was $8.6 million.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
2021 CEO Performance Award
In September 2021, the Company granted the Company’s Chief Executive Officer (“CEO”), an award of up to 16.1 million performance stock units (the “CEO Performance Award”) under the Company’s 2020 Plan, pursuant to which the CEO may earn one share of the Company’s Class A Common Stock for each performance stock unit that vests based on the achievement of certain Market Capitalization Milestones (as defined in the award agreement for the CEO Performance Award). The performance stock units were divided into four tranches, with each tranche corresponding to a Market Capitalization Milestone ranging from two to five times the Company’s market capitalization baseline. Under the terms of this award, each would vest if and when the Company’s market capitalization equals or exceeds the corresponding Market Capitalization Milestone at any point during the seven-year performance period following the grant date (the “Performance Period”). For purposes of determining achievement of the Market Capitalization Milestones, the Company’s market capitalization was calculated based on the trailing 60-trading day volume weighted average price per share (“VWAP”) of the Company’s Class A common stock and the average number of outstanding shares during such period. The Company’s market capitalization baseline was calculated using the trailing 30-trading day VWAP of the Company’s Class A common stock on the grant date and the average number of outstanding shares during such period.
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
Employee Stock Purchase Plan
In June 2021, the Company commenced its first offering period under the Skillz, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan), which assists employees in acquiring a stock ownership interest in the Company and encourages them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25 thousand worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The total Employee Stock Purchase plan expense for the year ended December 31, 2022 was immaterial.
Founders’ Option Agreements
In December 2020, in connection with the closing of the FEAC Business Combination, the Company entered into option agreements with each of the CEO and CRO (the “Option Agreements”) awarding options to purchase (i) 9,960,000 shares of New Skillz Class B common stock to the CEO and (ii) 2,040,000 shares of New Skillz Class A common stock to the CRO. The options will vest in three equal increments as follows (i) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the volume weighted average price on the NYSE over a ten (10) trading day period of underlying New Skillz Class A common stock (“VWAP”) equals or exceeds 3.0x the VWAP of the shares as of the Closing Date, (ii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 4.0x the VWAP of the shares as of the Closing Date; and (iii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 5.0x the VWAP of the shares as of the Closing Date. The $93.4 million grant date fair value of the Founders’ Options was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The significant inputs to the valuation included the Company’s Class A stock price and the risk-free interest rate as of the grant date, as well as the estimated volatility of the Company’s Class A common stock. For the year ended December 31, 2022, the Company recognized $19.4 million in compensation expense related to these grants. As of December 31, 2022, the unrecognized stock-based compensation cost related to non-vested Founders’ Option Agreements was $53.7 million.

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
For financial reporting purposes, loss before (benefits) provision for income taxes, includes the following components:

	Year Ended December 31,
	2022	2021	2020
		(As Restated)	(As Restated)
Domestic	$(439,939)	$(207,177)	$(148,964)
Foreign	719	112	—
Total	$(439,220)	$(207,065)	$(148,964)
The provision for income taxes consists of the following:

	Year Ended December 31,
	2022	2021	2020
		(As Restated)
Current:
Federal	$(8)	$—	$—
State	112	214	115
Foreign	249	23	—
Total Current	353	237	115

Deferred:
Federal	(686)	(17,182)	—
State	(12)	(2,195)	—
Foreign	—	—	—
Total Deferred	(698)	(19,377)	—
Provision (Benefit) for income taxes	$(345)	$(19,140)	$115
A reconciliation of the Company’s effective tax rate to the statutory U.S. federal rate of 21% is as follows:

	Year Ended December 31,
	2022	2021	2020
		(As Restated)
U.S. Federal provision (benefit)
At statutory rate	$(92,237)	$(43,484)	$(30,533)
State taxes	37	(1,594)	90
Valuation allowance	55,175	39,581	26,245
Stock-based compensation	19,473	(1,834)	(7,257)
Permanent differences related to fair value adjustments	(1,261)	(18,464)	8,573
Other permanent differences	490	6,451	2,997
Goodwill impairment	17,978	204	—
Total	$(345)	$(19,140)	$115

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$135,695	$106,981
Stock-based compensation	1,586	2,682
Reserves and accruals	5,219	6,646
Property and equipment	1,204	—
Lease liabilities	3,412	3,750
Capitalized R&D	9,462	—
Sec. 163(j) interest carryforwards	5,965	594
Other	32	8
Total deferred tax assets	$162,575	$120,661
Less: valuation allowance	(162,461)	(98,839)
Deferred tax assets, net of valuation allowance	$114	$21,822
Deferred tax liabilities:
Intangibles	—	(18,930)
Property and equipment	—	(120)
Right-of-use assets	(114)	(3,471)
Total deferred tax liabilities	(114)	(22,521)
Net deferred tax assets (liabilities)	$—	$(699)
A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. As of December 31, 2022 and 2021, the Company has provided a full valuation allowance on its net deferred tax assets. The change in total valuation allowance from 2021 to 2022 was an increase of $63.6 million.
The purchase accounting for the Aarki acquisition gave rise to a deferred tax liability during the year ended December 31, 2021; this resulted in a partial release of prior valuation allowance and a discrete benefit of $18.6 million was recorded.
The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $563.1 million and $212.0 million, respectively, as of December 31, 2022. The federal and state net operating loss carryforwards, if not utilized, will expire beginning in 2033 and 2032, respectively. $527.2 million of the federal net operating loss carryforwards are not subject to expiration. Utilization of some of the federal and state net operating loss and credit carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has performed a Section 382 study as of December 31, 2021 and does not expect any net operating losses to expire unused due to Section 382 limitations.
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

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
18. Related-Party Transactions
Aside from Executive grants discussed in Note 16, the Company did not have any other significant related party transactions in the years ended December 31, 2022, 2021, and 2020.
19. Net Loss Per Share
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

	Year Ended December 31,
	2022	2021	2020
		(As Restated)	(As Restated)
Numerator:
Net loss – basic	$(438,875)	$(187,925)	$(149,079)
Denominator:
Weighted average common shares outstanding – basic	409,969,539	384,625,249	294,549,146
Net loss per share attributable to common stockholders – basic	$(1.07)	$(0.49)	$(0.51)

Numerator:
Net loss – basic	$(438,875)	$(187,925)	$(149,079)
Decrease in fair value of public and private common stock warrant liabilities	—	(87,922)	—
Net loss – diluted	(438,875)	(275,847)	(149,079)
Denominator:
Weighted average common shares outstanding – basic	409,969,539	384,625,249	294,549,146
Incremental common shares from assumed exercise of public and private common stock warrants	—	3,924,424	—
Weighted average common shares outstanding – diluted	409,969,539	388,549,673	294,549,146
Net loss per share attributable to common stockholders – diluted	$(1.07)	$(0.71)	$(0.51)
The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands):

	Year Ended December 31,
Number of Securities Outstanding	2022	2021	2020
Common and preferred stock warrants	4,535,728	—	22,314,778
Common stock options	20,723,690	35,895,960	51,735,883
Performance stock units	—	16,146,630	—
Restricted stock units	50,106,562	7,600,097	341,256
Earnout shares	—	—	10,000,000
Total	75,365,980	59,642,687	84,391,917

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
20. Geographical Information
No sales to a country other than the United States accounted for more than 10% of revenue for fiscal years 2022, 2021, or 2020. Revenue, classified by the major geographic areas where the end users were located when they entered paid competitions, was as follows:

	Year Ended December 31,
	2022	2021	2020
		(As Restated)	(As Restated)
United States	$206,067	$314,800	$201,945
Other countries	63,642	65,354	27,102
Total	$269,709	$380,154	$229,047
Property and equipment, net and operating lease right-of-use assets by geography is as follows:

	Year Ended December 31,
	2022	2021
United States	$3,058	$20,997
Other countries	405	3,502
Total	$3,463	$24,499
21. Quarterly Financial Information (Unaudited)
In connection with the preparation of the restated consolidated financial statements included in Note 3, Restatement of Previously Issued Consolidated Financial Statements, the Company also identified an error in the long-lived asset impairment analysis performed in the third quarter of 2022, which resulted in an understatement of impairment loss as discussed below.

Impairment of Long-Lived Assets
In August 2022, the Company revised its financial outlook, which the Company identified as an indicator of impairment for the Company’s Aarki asset group. In the third quarter of 2022, the Company recorded an impairment loss of $47.6 million on intangible assets related to the Aarki acquisition.
The Company subsequently noted additional indicators of impairment during the fourth quarter of 2022, most notably sharp declines in the Company’s stock price and market capitalization near the end of 2022. During the assessment performed as of December 31, 2022, it was determined that there was an error in the Company’s identification of the Aarki asset group in the impairment analysis performed as of August 31, 2022. As a result, the impairment loss in the third quarter of 2022 was understated by $3.6 million in the consolidated statements of operations and comprehensive loss, and the related intangible assets as of September 30, 2022 were overstated in the consolidated balance sheets.
This error is incremental to the errors discussed in Note 3 for the understatement of end-user liability, reserve for indirect tax liabilities, and other adjustments which also had impacts to the previously issued 2022, 2021 and 2020 quarterly consolidated financial statements. In connection therewith, the Company has made adjustments to its previously issued 2022, 2021 and 2020 quarterly financial information to correct these errors and other immaterial misstatements for such periods. The following tables for each of the quarters in the years ended December 31, 2022, 2021 and 2020 reflect the quarterly information as filed in the Company’s Quarterly Report on Form 10-Q for the periods ended September 30, 2022, 2021 and 2020, June 30, 2022, 2021 and 2020, and March 31, 2022, 2021 and 2020, as restated for these errors.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss, Fiscal Year 2022
The following unaudited condensed consolidated statements of operations and comprehensive loss tables present the impacts of the restatement adjustments for the periods ended September 30, 2022, 2021 and 2020, June 30, 2022, 2021 and 2020, and March 31, 2022, 2021 and 2020 (in thousands, except for per share amounts). For the impacts of the restatement adjustments for the statements of operations and comprehensive loss for the year ended December 31, 2021 and 2020, refer to Note 3 - Restatement of Previously Issued Consolidated Financial Statements. The year ended December 31, 2022 was not subject to restatement and is presented in Part 1 of Item 8. Financial Statements.

	Three Months Ended September 30, 2022
	As Reported	End-User Liability	Indirect Taxes	Impairment	Other Adjustments	As Restated
Revenue	$60,255	$(71)	$(856)	$—	$(112)	$59,216
Costs and expenses:
Cost of revenue	7,555	—	—	(245)	289	7,599
Research and development	8,354	—	—	—	(417)	7,937
Sales and marketing	51,773	(84)	—	(2)	(207)	51,480
General and administrative	20,280	—	152	(21)	525	20,936
Impairment of goodwill and long-lived assets	47,581	—	—	3,649	—	51,230
Total costs and expenses	135,543	(84)	152	3,381	190	139,182
Loss from operations	(75,288)	13	(1,008)	(3,381)	(302)	(79,966)
Interest expense, net	(3,807)	—	—	—	—	(3,807)
Change in fair value of common stock warrant liabilities	(80)	—	—	—	—	(80)
Other income, net	508	—	—	—	—	508
Loss before income taxes	(78,667)	13	(1,008)	(3,381)	(302)	(83,345)
Benefit for income taxes	(120)	—	—	—	—	(120)
Net loss	$(78,547)	$13	$(1,008)	$(3,381)	$(302)	$(83,225)
Net loss per share attributable to common stockholders:
Basic	$(0.19)	$—	$—	$(0.01)	$—	$(0.20)
Diluted	$(0.19)	$—	$—	$(0.01)	$—	$(0.20)

Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	139	—	—	—	—	139
Total other comprehensive loss	$139	$—	$—	$—	$—	$139
Total comprehensive loss	$(78,408)	$13	$(1,008)	$(3,381)	$(302)	$(83,086)

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	Three Months Ended June 30, 2022
	As Reported	End-User Liability	Indirect Taxes	Impairment	Other Adjustments	As Restated
Revenue	$73,335	$(83)	$(1,470)	$—	$(25)	$71,757
Costs and expenses:
Cost of revenue	9,020	—	—	—	(17)	9,003
Research and development	18,529	—	—	—	(276)	18,253
Sales and marketing	73,185	1,053	—	—	(507)	73,731
General and administrative	26,712	—	184	—	(15)	26,881
Impairment of goodwill and long-lived assets	—	—	—	—	—	—
Total costs and expenses	127,446	1,053	184	—	(815)	127,868
Loss from operations	(54,111)	(1,136)	(1,654)	—	790	(56,111)
Interest expense, net	(7,596)	—	—	—	—	(7,596)
Change in fair value of common stock warrant liabilities	1,023	—	—	—	—	1,023
Other expense, net	(82)	—	—	—	—	(82)
Loss before income taxes	(60,766)	(1,136)	(1,654)	—	790	(62,766)
Benefit for income taxes	(155)	—	—	—	—	(155)
Net loss	$(60,611)	$(1,136)	$(1,654)	$—	$790	$(62,611)
Net loss per share attributable to common stockholders: (1)
Basic	$(0.15)	$—	$—	$—	$—	$(0.16)
Diluted	$(0.15)	$—	$—	$—	$—	$(0.16)

Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	(577)	—	—	—	—	(577)
Total other comprehensive loss	$(577)	$—	$—	$—	$—	$(577)
Total comprehensive loss	$(61,188)	$(1,136)	$(1,654)	$—	$790	$(63,188)
(1) Due to differences in rounding to the nearest cent per basic or diluted share, totals may not equal the sum of the line items.

	Three Months Ended March 31, 2022
	As Reported	End-User Liability	Indirect Taxes	Impairment	Other Adjustments	As Restated
Revenue	$93,438	$(52)	$(1,435)	$—	$(87)	$91,864
Costs and expenses:
Cost of revenue	9,265	—	—	—	(65)	9,200
Research and development	18,653	—	—	—	(3)	18,650
Sales and marketing	117,332	630	—	—	(617)	117,345
General and administrative	92,792	—	(76)	—	7	92,723
Impairment of goodwill and long-lived assets	—	—	—	—	—	—
Total costs and expenses	238,042	630	(76)	—	(678)	237,918
Loss from operations	(144,604)	(682)	(1,359)	—	591	(146,054)
Interest expense, net	(8,157)	—	—	—	—	(8,157)
Change in fair value of common stock warrant liabilities	4,462	—	—	—	—	4,462
Other expense, net	(27)	—	—	—	(1)	(28)
Loss before income taxes	(148,326)	(682)	(1,359)	—	590	(149,777)
Benefit for income taxes	(213)	—	—	—	—	(213)
Net loss	$(148,113)	$(682)	$(1,359)	$—	$590	$(149,564)
Net loss per share attributable to common stockholders:
Basic	$(0.37)	$—	$—	$—	$—	$(0.37)
Diluted	$(0.37)	$—	$—	$—	$—	$(0.37)

Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	(2,046)	—	—	—	—	(2,046)
Total other comprehensive loss	$(2,046)	$—	$—	$—	$—	$(2,046)
Total comprehensive loss	$(150,159)	$(682)	$(1,359)	$—	$590	$(151,610)

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Condensed Consolidated Statements of Operations and Comprehensive Loss, Fiscal Year 2021

	Three Months Ended December 31, 2021
	As Reported	End-User Liability	Indirect Taxes	Impairment	Other Adjustments	As Restated
Revenue	$108,849	$(41)	$(1,114)	$—	$506	$108,200
Costs and expenses:
Cost of revenue	8,422	—	—	—	—	8,422
Research and development	15,433	—	—	—	311	15,744
Sales and marketing	155,080	531	—	—	(207)	155,404
General and administrative	33,934	—	192	—	122	34,248
Impairment of goodwill and long-lived assets	—	—	—	—	—	—
Total costs and expenses	212,869	531	192	—	226	213,818
Loss from operations	(104,020)	(572)	(1,306)	—	280	(105,618)
Interest expense, net	(1,086)	—	—	—	—	(1,086)
Change in fair value of common stock warrant liabilities	6,024	—	—	—	—	6,024
Other expense, net	(59)	—	—	—	—	(59)
Loss before income taxes	(99,141)	(572)	(1,306)	—	280	(100,739)
Benefit for income taxes	(170)	—	—	—	(144)	(314)
Net loss	$(98,971)	$(572)	$(1,306)	$—	$424	$(100,425)
Net loss per share attributable to common stockholders:
Basic	$(0.25)	$—	$—	$—	$—	$(0.25)
Diluted	$(0.25)	$—	$—	$—	$—	$(0.25)

Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	(248)	—	—	—	—	(248)
Total other comprehensive loss	$(248)	$—	$—	$—	$—	$(248)
Total comprehensive loss	$(99,219)	$(572)	$(1,306)	$—	$424	$(100,673)

	Three Months Ended September 30, 2021
	As Reported	End-User Liability	Indirect Taxes	Impairment	Other Adjustments	As Restated
Revenue	$102,072	$(34)	$(1,008)	$—	$(506)	$100,524
Costs and expenses:
Cost of revenue	7,647	—	—	—	532	8,179
Research and development	13,162	—	—	—	(96)	13,066
Sales and marketing	114,531	636	—	—	(339)	114,828
General and administrative	48,376	—	176	—	(38)	48,514
Impairment of goodwill and long-lived assets	—	—	—	—	—	—
Total costs and expenses	183,716	636	176	—	59	184,587
Loss from operations	(81,644)	(670)	(1,184)	—	(565)	(84,063)
Interest expense, net	(87)	—	—	—	—	(87)
Change in fair value of common stock warrant liabilities	113,601	—	—	—	—	113,601
Other expense, net	(22)	—	—	—	—	(22)
Income before income taxes	31,848	(670)	(1,184)	—	(565)	29,429
Benefit for income taxes	(18,933)	—	—	—	—	(18,933)
Net income	$50,781	$(670)	$(1,184)	$—	$(565)	$48,362
Net income (loss) loss per share attributable to common stockholders:
Basic	$0.13	$—	$(0.01)	$—	$—	$0.12
Diluted	$(0.16)	$—	$—	$—	$—	$(0.16)

Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	—	—	—	—	—	—
Total other comprehensive loss	$—	$—	$—	$—	$—	$—
Total comprehensive loss	$50,781	$(670)	$(1,184)	$—	$(565)	$48,362

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	Three Months Ended June 30, 2021
	As Reported	End-User Liability	Indirect Taxes	Impairment	Other Adjustments	As Restated
Revenue	$89,491	$(38)	$(891)	$—	$—	$88,562
Costs and expenses:
Cost of revenue	4,386	—	—	—	—	4,386
Research and development	10,140	—	—	—	—	10,140
Sales and marketing	99,523	475	—	—	—	99,998
General and administrative	25,432	—	169	—	—	25,601
Impairment of goodwill and long-lived assets	—	—	—	—	—	—
Total costs and expenses	139,481	475	169	—	—	140,125
Loss from operations	(49,990)	(513)	(1,060)	—	—	(51,563)
Interest expense, net	(25)	—	—	—	—	(25)
Change in fair value of common stock warrant liabilities	(29,595)	—	—	—	—	(29,595)
Other income, net	80	—	—	—	—	80
Loss before income taxes	(79,530)	(513)	(1,060)	—	—	(81,103)
Provision for income taxes	65	—	—	—	—	65
Net loss	$(79,595)	$(513)	$(1,060)	$—	$—	$(81,168)
Net loss per share attributable to common stockholders:
Basic	$(0.21)	$—	$—	$—	$—	$(0.21)
Diluted	$(0.21)	$—	$—	$—	$—	$(0.21)

Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	—	—	—	—	—	—
Total other comprehensive loss	$—	$—	$—	$—	$—	$—
Total comprehensive loss	$(79,595)	$(513)	$(1,060)	$—	$—	$(81,168)

	Three Months Ended March 31, 2021
	As Reported	End-User Liability	Indirect Taxes	Impairment	Other Adjustments	As Restated
Revenue	$83,677	$(25)	$(784)	$—	$—	$82,868
Costs and expenses:
Cost of revenue	4,256	—	—	—	—	4,256
Research and development	7,282	—	—	—	—	7,282
Sales and marketing	96,323	138	—	—	—	96,461
General and administrative	27,284	—	155	—	—	27,439
Impairment of goodwill and long-lived assets	—	—	—	—	—	—
Total costs and expenses	135,145	138	155	—	—	135,438
Loss from operations	(51,468)	(163)	(939)	—	—	(52,570)
Interest expense, net	(24)	—	—	—	—	(24)
Change in fair value of common stock warrant liabilities	(2,108)	—	—	—	—	(2,108)
Other income, net	50	—	—	—	—	50
Loss before income taxes	(53,550)	(163)	(939)	—	—	(54,652)
Provision for income taxes	42	—	—	—	—	42
Net loss	$(53,592)	$(163)	$(939)	$—	$—	$(54,694)
Net loss per share attributable to common stockholders:
Basic	$(0.15)	$—	$—	$—	$—	$(0.15)
Diluted	$(0.16)	$—	$—	$—	$—	$(0.16)

Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	—	—	—	—	—	—
Total other comprehensive loss	$—	$—	$—	$—	$—	$—
Total comprehensive loss	$(53,592)	$(163)	$(939)	$—	$—	$(54,694)

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	Three Months Ended December 31, 2020
	As Reported	End-User Liability	Indirect Taxes	Impairment	Other Adjustments	As Restated
Revenue	$67,723	$(25)	$(321)	$—	$—	$67,377
Costs and expenses:
Cost of revenue	3,475	—	—	—	—	3,475
Research and development	9,972	—	—	—	—	9,972
Sales and marketing	79,560	1,179	—	—	—	80,739
General and administrative	17,953	—	53	—	—	18,006
Impairment of goodwill and long-lived assets	—	—	—	—	—	—
Total costs and expenses	110,960	1,179	53	—	—	112,192
Loss from operations	(43,237)	(1,204)	(374)	—	—	(44,815)
Interest expense, net	(28)	—	—	—	—	(28)
Change in fair value of common stock warrant liabilities	(23,049)	—	—	—	—	(23,049)
Other expense, net	(651)	—	—	—	—	(651)
Loss before income taxes	(66,965)	(1,204)	(374)	—	—	(68,543)
Provision for income taxes	15	—	—	—	—	15
Net loss	$(66,980)	$(1,204)	$(374)	$—	$—	$(68,558)
Net loss per share attributable to common stockholders:(1)
Basic	$(0.22)	$—	$—	$—	$—	$(0.23)
Diluted	$(0.22)	$—	$—	$—	$—	$(0.23)

Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	—	—	—	—	—	—
Total other comprehensive loss	$—	$—	$—	$—	$—	$—
Total comprehensive loss	$(66,980)	$(1,204)	$(374)	$—	$—	$(68,558)
(1) Due to differences in rounding to the nearest cent per basic or diluted share, totals may not equal the sum of the line items.

	Three Months Ended September 30, 2020
	As Reported	End-User Liability	Indirect Taxes	Impairment	Other Adjustments	As Restated
Revenue	$59,955	$(19)	$(252)	$—	$—	$59,684
Costs and expenses:
Cost of revenue	3,102	—	—	—	—	3,102
Research and development	4,369	—	—	—	—	4,369
Sales and marketing	73,187	390	—	—	—	73,577
General and administrative	7,861	—	44	—	—	7,905
Impairment of goodwill and long-lived assets	—	—	—	—	—	—
Total costs and expenses	88,519	390	44	—	—	88,953
Loss from operations	(28,564)	(409)	(296)	—	—	(29,269)
Interest expense, net	(24)	—	—	—	—	(24)
Change in fair value of common stock warrant liabilities	—	—	—	—	—	—
Other expense, net	(14,216)	—	—	—	—	(14,216)
Loss before income taxes	(42,804)	(409)	(296)	—	—	(43,509)
Provision for income taxes	47	—	—	—	—	47
Net loss	$(42,851)	$(409)	$(296)	$—	$—	$(43,556)
Net loss per share attributable to common stockholders:(1)
Basic	$(0.14)	$—	$—	$—	$—	$(0.15)
Diluted	$(0.14)	$—	$—	$—	$—	$(0.15)

Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	—	—	—	—	—	—
Total other comprehensive loss	$—	$—	$—	$—	$—	$—
Total comprehensive loss	$(42,851)	$(409)	$(296)	$—	$—	$(43,556)
(1) Due to differences in rounding to the nearest cent per basic or diluted share, totals may not equal the sum of the line items.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	Three Months Ended June 30, 2020
	As Reported	End-User Liability	Indirect Taxes	Impairment	Other Adjustments	As Restated
Revenue	$58,878	$(24)	$(240)	$—	$—	$58,614
Costs and expenses:
Cost of revenue	2,937	—	—	—	—	2,937
Research and development	4,518	—	—	—	—	4,518
Sales and marketing	52,369	416	—	—	—	52,785
General and administrative	11,642	—	44	—	—	11,686
Impairment of goodwill and long-lived assets	—	—	—	—	—	—
Total costs and expenses	71,466	416	44	—	—	71,926
Loss from operations	(12,588)	(440)	(284)	—	—	(13,312)
Interest expense, net	(957)	—	—	—	—	(957)
Change in fair value of common stock warrant liabilities	—	—	—	—	—	—
Other expense, net	(6,584)	—	—	—	—	(6,584)
Loss before income taxes	(20,129)	(440)	(284)	—	—	(20,853)
Provision for income taxes	28	—	—	—	—	28
Net loss	$(20,157)	$(440)	$(284)	$—	$—	$(20,881)
Net loss per share attributable to common stockholders:
Basic	$(0.07)	$—	$—	$—	$—	$(0.07)
Diluted	$(0.07)	$—	$—	$—	$—	$(0.07)

Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	—	—	—	—	—	—
Total other comprehensive loss	$—	$—	$—	$—	$—	$—
Total comprehensive loss	$(20,157)	$(440)	$(284)	$—	$—	$(20,881)

	Three Months Ended March 31, 2020
	As Reported	End-User Liability	Indirect Taxes	Impairment	Other Adjustments	As Restated
Revenue	$43,559	$(17)	$(170)	$—	$—	$43,372
Costs and expenses:
Cost of revenue	2,767	—	—	—	—	2,767
Research and development	4,366	—	—	—	—	4,366
Sales and marketing	46,825	343	—	—	—	47,168
General and administrative	4,833	—	32	—	—	4,865
Impairment of goodwill and long-lived assets	—	—	—	—	—	—
Total costs and expenses	58,791	343	32	—	—	59,166
Loss from operations	(15,232)	(360)	(202)	—	—	(15,794)
Interest expense, net	(316)	—	—	—	—	(316)
Change in fair value of common stock warrant liabilities	—	—	—	—	—	—
Other income, net	51	—	—	—	—	51
Loss before income taxes	(15,497)	(360)	(202)	—	—	(16,059)
Provision for income taxes	25	—	—	—	—	25
Net loss	$(15,522)	$(360)	$(202)	$—	$—	$(16,084)
Net loss per share attributable to common stockholders:
Basic	$(0.06)	$—	$—	$—	$—	$(0.06)
Diluted	$(0.06)	$—	$—	$—	$—	$(0.06)

Other comprehensive loss:
Change in unrealized loss on available-for-sale investments, net of tax	—	—	—	—	—	—
Total other comprehensive loss	$—	$—	$—	$—	$—	$—
Total comprehensive loss	$(15,522)	$(360)	$(202)	$—	$—	$(16,084)

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Condensed Consolidated Balance Sheets
The following unaudited condensed consolidated balance sheet tables present the impacts of the restatement adjustments as of the periods ended September 30, 2022 and 2021, June 30, 2022 and 2021, and March 31, 2022 and 2021. For the impacts of the restatement adjustments for the consolidated balance sheets as of December 31, 2021 refer to Note 3, Restatement of Previously Issued Financial Statements. The period ended December 31, 2022 was not subject to restatement and is presented in Part 1 of Item 8. Financial Statements.

	As of September 30, 2022
	As Reported	End-User Liability	Indirect Taxes	Impairment	Other Adjustments	As Restated
Accounts receivable, net	$9,001	$—	$—	$—	$(829)	$8,172
Total current assets	492,446	—	—	—	(829)	491,617
Property and equipment, net	7,247	—	—	(2,466)	—	4,781
Operating lease right-of-use assets, net	13,366	—	—	(653)	—	12,713
Intangible assets, net	20,289	—	—	(264)	—	20,025
Goodwill	86,436	—	—	—	(973)	85,463
Total assets	772,414	—	—	(3,383)	(1,802)	767,229
Other current liabilities	45,890	9,972	10,254	—	(2,394)	63,722
Total current liabilities	53,222	9,972	10,254	—	(2,394)	71,054
Other long-term liabilities	1,687	—	—	—	(144)	1,543
Total liabilities	340,113	9,972	10,254	—	(2,538)	357,801
Additional paid-in capital	1,141,955	—	—	—	(199)	1,141,756
Accumulated deficit	(706,963)	(9,972)	(10,254)	(3,383)	935	(729,637)
Total stockholders’ equity	432,301	(9,972)	(10,254)	(3,383)	736	409,428
Total liabilities and stockholders’ equity	$772,414	$—	$—	$(3,383)	$(1,802)	$767,229

	As of June 30, 2022
	As Reported	End-User Liability	Indirect Taxes	Impairment	Other Adjustments	As Restated
Accounts receivable, net	$10,630	$—	$—	$—	$(391)	$10,239
Total current assets	502,512	—	—	—	(391)	502,121
Goodwill	86,436	—	—	—	(973)	85,463
Total assets	858,903	—	—	—	(1,364)	857,539
Other current liabilities	54,838	9,985	9,246	—	(2,023)	72,046
Total current liabilities	58,379	9,985	9,246	—	(2,023)	75,587
Other long-term liabilities	1,180	—	—	—	(144)	1,036
Total liabilities	354,016	9,985	9,246	—	(2,167)	371,080
Additional paid-in capital	1,136,133	—	—	—	(435)	1,135,698
Accumulated deficit	(628,416)	(9,985)	(9,246)	—	1,238	(646,409)
Total stockholders’ equity	504,887	(9,985)	(9,246)	—	803	486,459
Total liabilities and stockholders’ equity	$858,903	$—	$—	$—	$(1,364)	$857,539

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	As of March 31, 2022
	As Reported	End-User Liability	Indirect Taxes	Impairment	Other Adjustments	As Restated
Accounts receivable, net	$13,230	$—	$—	$—	$(303)	$12,927
Total current assets	519,321	—	—	—	(303)	519,018
Goodwill	86,436	—	—	—	(973)	85,463
Total assets	932,536	—	—	—	(1,276)	931,260
Other current liabilities	57,607	8,849	7,591	—	(1,533)	72,514
Total current liabilities	72,917	8,849	7,591	—	(1,533)	87,824
Long-term debt, non-current	279,713	—	—	—	—	279,713
Other long-term liabilities	13,238	—	—	—	(144)	13,094
Total liabilities	380,898	8,849	7,591	—	(1,677)	395,661
Additional paid-in capital	1,121,697	—	—	—	(46)	1,121,651
Accumulated deficit	(567,805)	(8,849)	(7,591)	—	447	(583,798)
Total stockholders’ equity	551,638	(8,849)	(7,591)	—	401	535,599
Total liabilities and stockholders’ equity	$932,536	$—	$—	$—	$(1,276)	$931,260
Condensed Consolidated Balance Sheets, Fiscal year 2021

	As of September 30, 2021
	As Reported	End-User Liability	Indirect Taxes	Impairment	Other Adjustments	As Restated
Accounts receivable, net	$12,725	$—	$—	$—	$(2,039)	$10,686
Total current assets	570,342	—	—	—	(2,039)	568,303
Goodwill	87,230	—	—	—	(973)	86,257
Total assets	811,132	—	—	—	(3,012)	808,120
Accounts payable	10,047	—	—	—	(1,137)	8,910
Other current liabilities	70,157	7,596	4,926	—	(1,310)	81,369
Total current liabilities	80,204	7,596	4,926	—	(2,447)	90,279
Total liabilities	106,796	7,596	4,926	—	(2,447)	116,871
Accumulated deficit	(320,721)	(7,596)	(4,926)	—	(565)	(333,808)
Total stockholders’ equity	704,336	(7,596)	(4,926)	—	(565)	691,249
Total liabilities and stockholders’ equity	$811,132	$—	$—	$—	$(3,012)	$808,120

	As of June 30, 2021
	As Reported	End-User Liability	Indirect Taxes	Impairment	Other Adjustments	As Restated
Other current liabilities	$35,531	$6,926	$3,743	$—	$—	$46,200
Total current liabilities	124,934	6,926	3,743	—	—	135,603
Total liabilities	185,646	6,926	3,743	—	—	196,315
Accumulated deficit	(371,502)	(6,926)	(3,743)	—	—	(382,171)
Total stockholders’ equity	$534,812	$(6,926)	$(3,743)	$—	$—	$524,143

	As of March 31, 2021
	As Reported	End-User Liability	Indirect Taxes	Impairment	Other Adjustments	As Restated
Other current liabilities	$29,860	$6,413	$2,682	$—	$—	$38,955
Total current liabilities	40,098	6,413	2,682	—	—	49,193
Total liabilities	152,512	6,413	2,682	—	—	161,607
Accumulated deficit	(291,907)	(6,413)	(2,682)	—	—	(301,002)
Total stockholders’ equity	$588,911	$(6,413)	$(2,682)	$—	$—	$579,816

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
22. Subsequent Events
On February 27, 2023, the Company entered into a purchase agreement for an office building in Las Vegas, Nevada for $11.5 million. The building is intended to be used as the future Company headquarters. The Company completed the purchase on March 14, 2023 including making payment of the $11.5 million purchase price to the seller.

On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver. On March 13, 2023, the FDIC announced the establishment of the Silicon Valley Bridge Bank (“Bridge Bank”), which assumed the deposits and obligations of SVB. The FDIC further announced that all contracts entered into with SVB before it failed were transferred into the Bridge Bank by the FDIC and the Bridge Bank is obligated to and has the full ability to perform SVB’s contractual obligations. As of March 30, 2023, the Company held cash deposits of approximately $22.0 million at the Bridge Bank. The Company does not anticipate any losses with respect to its funds that had been deposited with SVB.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Evaluation of Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting as described in the Material Weaknesses section below.
Our management, including our principal executive officer and principal financial officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Form 10-K, in conformity with GAAP.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a system of policies and procedures designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
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
Due to its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, the effectiveness of our system of internal control over financial reporting may vary over time.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO Framework). Based on this evaluation, due to the material weaknesses described below, management concluded that our system of internal control over financial reporting was not effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management concluded that material weaknesses existed as of December 31, 2022 with respect to the following:
1.Risk assessment
2.Information technology general controls

3.Internal control over accounting processes
Risk Assessment

In 2022, the Company experienced significant turnover of personnel involved in the design and operation of our system of internal control over financial reporting. While we backfilled vacated positions by engaging consultants and invested in hiring initiatives to recruit full-time employees, such hiring was not completed timely to offset the impact of the turnover we experienced. As a result, we were unable to maintain an effective risk assessment process based on the criteria established in the COSO Framework, due to the lack of sufficient trained personnel to adequately identify new or changing risks of misstatement to our financial statements and to design responsive internal controls over financial reporting.

The Company’s risk assessment process did not adequately identify financial statement risks related to the Company’s exposure to indirect taxes that impacted the indirect tax liability in our consolidated balance sheets and resulted in a restatement of our previously issued consolidated financial statements, as discussed in Note 3. In addition, we did not timely identify third party service organizations on which we rely that were not planning to issue System Organization Controls (SOC) reports, or issued SOC reports with qualified opinions. Consequently, we did not implement mitigating internal controls to adequately respond to the related financial statement risks.

Information Technology General Controls (ITGCs)

As of December 31, 2021, ITGCs in the areas of access and program change over information technology (IT) systems that support the Company’s financial reporting processes were not designed or operating effectively. Specifically, the Company did not maintain sufficient: (a) user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (b) program change management controls to ensure that IT program and data changes affecting financial information technology applications and underlying records are identified, tested, authorized, and implemented appropriately. As a result, the Company’s related IT dependent manual and application controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs were also deemed ineffective.

During 2022, as a result of the aforementioned significant turnover in Company personnel, the ITGC-related material weakness remediation efforts were not completed and, therefore, the material weakness identified in the prior year continued to exist as of December 31, 2022.

Internal Controls Over Accounting Processes

As of December 31, 2021, controls designed to properly evaluate certain accounting processes, including where management review was involved, did not operate effectively due to the lack of sufficient documentation or evidence retained to demonstrate management’s review.

As a result of the aforementioned significant turnover in Company personnel, the material weakness remediation efforts in 2022 were not completed. Therefore, there continued to be insufficient documentation or evidence retained to demonstrate management’s review across accounting processes as of December 31, 2022. This resulted in an increased number of accounting processes with control operating deficiencies in 2022 compared to 2021. In addition, as noted in the Risk Assessment section above, the significant turnover in personnel resulted in our failure to design and implement controls to prevent and detect misstatements across several accounting processes, including related to the Company’s accounting for its end-user liability balance in our balance sheets, which resulted in a restatement of our previously issued consolidated financial statements, as discussed in Note 3 to the Consolidated Financial Statements.
Remediation of Material Weaknesses
In 2023, our remediation efforts will include the following:
•Creation of a Steering Committee which will oversee a material weaknesses remediation working group, establish organizational priorities and identify and allocate resources needed for the remediation of control deficiencies underlying the material weaknesses discussed above.
•Appointment of a Project Management Director (PMD), and identification of members of a working group who, together with PMD, will report to the Steering Committee and will evaluate remediation efforts started by the Company in 2022, create detailed project plans with control owners to address control deficiencies underlying material weaknesses, identify resource needs, and monitor execution of detailed remediation tasks by control owners established in the project plan.
•Augmentation of personnel and resources involved in the design and performance of internal control over financial reporting as deemed necessary by the working group and by the Steering Committee.

•Redesign controls around end-user liability and implement additional controls around indirect taxes. Specifically:
◦Our existing controls around end-user liability did not reconcile the balance between our general ledger system and subledger system that tracks player activity. We will alter the design of our controls to ensure we reconcile the player liability balance between the two systems, and that all differences are understood and/or recorded accurately.
◦We will implement additional controls to ensure we have regular communication with our tax service providers to ensure any tax exposure that could be material to the financial statements is understood, calculated, and recorded in a timely manner.
•Continuation of internal control enhancements started in 2022 related to ITGCs and Internal Controls over Accounting Processes:
◦ITGC: renew emphasis on designing and implementing improved processes and controls for requesting, authorizing, and reviewing user access to key information systems which impact our financial reporting. This will include the addition of new control activities associated with user access provisioning within key applications, as well as certain controls which review user access and activity logs. Additionally, redesigning permissions associated with role-based access to the general ledger as well as designing and implementing compensating controls. We will also design and implement improved processes and controls over program changes within key information systems which impact our financial reporting.
◦Internal Controls over Accounting Processes: reinforcing management review control training for the accounting department to strengthen documentation and retention of evidence to be commensurate with risks associated with accounting processes involving complexity, subjectivity, and estimation uncertainties for specific transactions.

We believe that these remediation actions, when fully implemented, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. However, material weaknesses are not considered remediated until the new controls have been operational for a sufficient period of time, are tested, and management concludes that these controls are operating effectively. We are committed to the continuous improvement of our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address control deficiencies, or we may modify, or, in appropriate circumstances, not complete certain of the remediation work described above.
Changes in Internal Control over Financial Reporting
Other than the significant changes noted above associated with the material weaknesses and corresponding remediation procedures as described above, there was no change in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15b-15(d) of the Exchange Act during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None.
Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.
None.
Item 10. Directors, Executive Officers and Corporate Governance.
Refer to the information under the captions “Election of Directors (Proposal No. 1)” “Directors and Management,” “Corporate Governance - Controlled Company Exemption,” “Corporate Governance - Other Board Information; Committees of the Board,” “Corporate Governance - Other Board Information; Code of Ethics and Conduct,” “Corporate Governance - Other Board Information; Compensation Committee Interlocks and Insider Participation” and “Corporate Governance - Delinquent Section 16(a) Reports” that will be included in the Company’s definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2022.

PART III
Item 11. Executive Compensation.
Refer to the information under the captions “Executive Compensation - Introduction” “Executive Compensation - Summary Compensation Table,” “Executive Compensation - Outstanding Equity Awards at 2021 Fiscal Year-End; “Corporate Governance - Director Compensation” and “Corporate Governance - Director Compensation Program” that will be included in the Company’s definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Refer to the information under the captions “Corporate Governance - Security Ownership of Certain Beneficial Owners, Directors and Management” and “Executive Compensation - Outstanding Equity Awards at 2021 Fiscal Year-End” that will be included in the Company’s definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Refer to the information under the captions “Certain Relationships and Related Transactions” and “Corporate Governance - Independence of Directors” that will be included in the Company’s definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2022.
Item 14. Principal Accountant Fees and Services.
Refer to the information under the caption “Fees of Independent Accountants” that will be included in the Company’s definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2022.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) We have filed the following documents as part of this Annual Report:
1. Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.

All financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements and accompanying notes included in this Annual Report.
2. Exhibits
The documents listed in the Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Merger Agreement, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corp., FEAC Merger Sub Inc., Skillz Inc., and Andrew Paradise, solely in his capacity as representative of the stockholders of Skillz Inc.	8-K(1)	2.1	9/2/20
2.2	Agreement and Plan of Merger, dated as of June 1, 2021, by and among Skillz Inc., Spades Merger Sub I, Spades Merger Sub II, Aarki Inc. and Shareholder Representative Services	8-K	2.1	6/2/21
3.1	Third Amended and Restated Certificate of Incorporation of Skillz Inc.	8-K	3.1	12/21/20
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Skillz Inc.	10-Q	3.1	8/4/2022
3.2	Amended and Restated Bylaws of Skillz Inc.	8-K	3.2	12/21/20
4.1	Form of Specimen Class A Common Stock Certificate of Skillz Inc.	8-K	4.1	12/21/20
4.2	Warrant Agreement, dated March 5, 2020, by and between Flying Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent	8-K(1)	4.1	3/10/20
4.3**	Description of Skillz Inc.’s Securities	10-K	4.3	3/01/22
4.4	Indenture, dated as of December 20, 2021, among Skillz Inc., each of the guarantors party thereto and UMB Bank, N.A., as Trustee	8-K	4.1	12/20/21
4.5	Form of 10.250% Note due 2026 (included as Exhibit A to Exhibit 4.4)	8-K	4.2	12/20/21
10.1+	Skillz Inc. 2020 Omnibus Incentive Plan	S-4(1)	Annex F	9/8/20
10.2+	Skillz Inc. 2020 Employee Stock Purchase Plan	S-4(1)	Annex G	9/8/20
10.3+	Form of Indemnification Agreement	8-K	10.1	2/26/21
10.4	Support Agreement, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corp. and certain Supporting Stockholders of Skillz Inc.	8-K(1)	10.3	9/2/20
10.5	Eighth Amended and Restated Investors’ Rights Agreement, dated September 1, 2020, by and among Flying Eagle Acquisition Corp., Skillz Inc. and certain of its stockholders	8-K(1)	10.2	9/2/20
10.6†	Earnout Escrow Agreement, dated December 16, 2020 by and among Skillz Inc., Andrew Paradise, solely in his capacity as representative of the stockholders of Skillz Inc., Eagle Equity Partners II LLC and Continental Stock Transfer & Trust Company	8-K	10.6	12/21/20
10.7	Director Nomination Agreement, dated December 16, 2020, by and between Skillz Inc. and Eagle Equity Partner II, LLC	8-K	10.7	12/21/20
10.8	Note Cancellation Agreement dated as of December 16, 2020 by and between Skillz Inc. and Andrew Paradise	8-K	10.8	12/21/20

10.9	Note Cancellation Agreement dated as of December 16, 2020 by and between Skillz Inc. and Casey Chafkin	8-K	10.9	12/21/20
10.10†*	Amendment to Skillz Online Developer Terms and Conditions of Service, dated January 15, 2020, by and between Skillz Inc and Tether Studios, Inc.	S-4(1)	10.9	11/2/20
10.11+	Form of Option Agreement	8-K	10.11	12/21/20
10.12+	Skillz Inc. Executive Severance and Change in Control Plan	8-K	10.12	12/21/20
10.13+	Form of Severance Plan Participation Agreement	8-K	10.13	12/21/20
10.14	Investor Rights Agreement dated September 1, 2020 by and among Flying Eagle Acquisition Corp., Skillz Inc., and the stockholders named therein	8-K	10.14	12/21/20
10.15+	Offer Letter, signed by Skillz Inc. and Vatsal Bhardwaj, dated as of October 7, 2021	10-K	10.15	3/01/22
10.16+	Offer Letter, signed by Skillz Inc. and Jason Roswig, dated as of June 24, 2022	8-K	10.1
10.16+	Transition and Separation Agreement, between Skillz Inc. and Doris Fritz-Bianchi, dated as of August 24, 2022	8-K	10.1	8/25/22
10.17+	Transition and Release Agreement, between Skillz Inc. and Ian Lee, dated as of June 29, 2022	8-K	10.1	6/30/22
10.18	Form of Non-Competition and Non-Solicitation Agreement, dated as of June 1, 2021, by and between Skillz Inc. and Certain Stockholders of Aarki, Inc.	8-K	99.4	6/2/21
10.19+	CEO Equity Award Agreement, dated as of November 23, 2022	8-K	10.1	11/30/22
10.20+**	Confidentiality, Non-Competition, Non-Solicitation and Assignment of Inventions Agreement, dated as of May 13, 2013
21.1**	List of Subsidiaries	10-K	21.1	3/01/22
23.1**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

SKILLZ INC.

By:	/s/ Andrew Paradise
Name:	Andrew Paradise
Title:	Chief Executive Officer and Chairman
Date:	March 31, 2023

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Andrew Paradise and Jason Roswig, acting alone or together with another attorney-in-fact, as his or her true and lawful attorney-in- fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Paradise	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2023
Andrew Paradise

/s/ Alvin Lobo	Chief Financial Officer (Principal Financial Officer)	March 31, 2023
Alvin Lobo

/s/ Stanley Mbugua	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2023
Stanley Mbugua

/s/ Casey Chafkin	Chief Strategy Officer and Director	March 31, 2023
Casey Chafkin

/s/ Kevin Chessen	Director	March 31, 2023
Kevin Chessen

/s/ Alex Mandel	Director	March 31, 2023
Alex Mandel

/s/ Henry Hoffman	Director	March 31, 2023
Henry Hoffman

/s/ Seth Schorr	Director	March 31, 2023
Seth Schorr

/s/ Kent Wakeford	Director	March 31, 2023
Kent Wakeford