Form 10-Q
period 2023-03-31
Skillz Inc.
filed 2023-05-10
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of May 1, 2023, the registrant had outstanding 354,022,244 shares of Class A common stock and 68,601,268 shares of Class B common stock.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by our other Securities and Exchange Commission filings, including among other things:
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
You should carefully consider the above factors, as well as the factors discussed in other risks described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by our other Securities and Exchange Commission filings. The factors identified above should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. If any of these trends, risks or uncertainties actually occurs or continues, our business, revenue and financial results could be harmed, the trading price of our Class A common stock could decline and you could lose all or part of your investment.

PART I
ITEM 1. FINANCIAL STATEMENTS
SKILLZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except for number of shares and par value per share amounts)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$415,329	$362,516
Marketable securities, current	88,779	127,268
Accounts receivable, net	9,544	7,177
Prepaid expenses and other current assets	7,920	4,722
Total current assets	521,572	501,683
Property and equipment, net	13,981	2,991
Operating lease right-of-use assets, net	321	472
Marketable securities, non-current	16,790	56,728
Non-marketable equity securities	55,649	55,649
Other long-term assets	3,849	3,772
Total assets	$612,162	$621,295
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$4,682	$1,696
Operating lease liabilities, current	2,018	2,133
Other current liabilities	64,579	45,666
Total current liabilities	71,279	49,495
Operating lease liabilities, non-current	11,512	11,942
Common stock warrant liabilities, non-current	290	289
Long-term debt, non-current	273,617	272,781
Other long-term liabilities	1,078	8,387
Total liabilities	357,776	342,894
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock $0.0001 par value; 10 million shares authorized — 0 issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock $0.0001 par value; 625 million shares authorized; Class A common stock – 500 million shares authorized; 354 million and 353 million shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; Class B common stock – 125 million shares authorized; 69 million shares issued and outstanding as of March 31, 2023 and December 31, 2022	41	41
Additional paid-in capital	1,163,612	1,153,031
Accumulated other comprehensive loss	(566)	(1,563)
Accumulated deficit	(908,701)	(873,108)
Total stockholders’ equity	254,386	278,401
Total liabilities and stockholders' equity	$612,162	$621,295
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands, except for number of shares and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$44,383	$91,864
Costs and expenses:
Cost of revenue	4,582	9,200
Research and development	8,881	18,650
Sales and marketing	34,918	117,345
General and administrative	28,070	92,723
Total costs and expenses	76,451	237,918
Loss from operations	(32,068)	(146,054)
Interest expense, net	(3,494)	(8,157)
Change in fair value of common stock warrant liabilities	(1)	4,462
Other income (expense), net	39	(28)
Loss before income taxes	(35,524)	(149,777)
Provision (benefit) from income taxes	69	(213)
Net loss	$(35,593)	$(149,564)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.37)
Weighted average shares outstanding:
Basic and diluted	417,665,863	401,653,954

Other comprehensive income (loss):
Change in unrealized loss on available-for-sale investments, net of tax	997	(2,046)
Total other comprehensive income (loss):	997	(2,046)
Comprehensive income (loss)	$(34,596)	$(151,610)
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except for number of shares)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	408,753,837	$40	$1,043,600	$(248)	$(434,233)	$609,159
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	879,936	—	236	—	—	236
Stock-based compensation	—	—	—	—	77,879	—	—	77,879
Other comprehensive loss	—	—	—	—	—	(2,046)	—	(2,046)
Other, net	—	—	—	—	(64)	—	(1)	(65)
Net loss	—	—	—	—	—	—	(149,564)	(149,564)
Balance at March 31, 2022	—	$—	409,633,773	$40	$1,121,651	$(2,294)	$(583,798)	$535,599

Balance at December 31, 2022	—	$—	421,373,930	$41	$1,153,031	$(1,563)	$(873,108)	$278,401
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	1,222,484	—	33	—	—	33
Stock-based compensation	—	—	—	—	10,548	—	—	10,548
Other comprehensive income	—	—	—	—	—	997	—	997
Net loss	—	—	—	—	—	—	(35,593)	(35,593)
Balance at March 31, 2023	—	$—	422,596,414	$41	$1,163,612	$(566)	$(908,701)	$254,386

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net loss	$(35,593)	$(149,564)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	626	5,539
Stock-based compensation	10,548	77,879
Accretion of unamortized debt discount and amortization of debt issuance costs	837	824
Amortization of premium (accretion of discount) for marketable securities	53	984
Deferred income taxes	—	(318)
Change in fair value of common stock warrant liabilities	1	(4,462)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,367)	(158)
Prepaid expenses and other assets	(3,276)	(5,676)
Operating lease right-of-use assets	151	534
Accounts payable	2,986	(5,613)
Operating lease liabilities	(545)	(473)
Other accruals and liabilities	11,880	(2,946)
Net cash used in operating activities	(14,699)	(83,450)
Investing Activities
Purchases of property and equipment, including internal-use software	(11,608)	(107)
Purchases of marketable securities	—	(149,495)
Proceeds from maturities of marketable securities	37,640	25,593
Proceeds from sales of marketable securities	41,729	83,265
Net cash provided by (used in) investing activities	67,761	(40,744)
Financing Activities
Principal payments on finance leases obligations	(282)	(840)
Payments for debt issuance costs	—	(1,976)
Net proceeds from exercise of stock options and issuance of common stock	33	236
Net cash provided by (used in) financing activities	(249)	(2,580)
Net change in cash, cash equivalents and restricted cash	52,813	(126,774)
Cash, cash equivalents and restricted cash – beginning of year	365,436	244,252
Cash, cash equivalents and restricted cash – end of period	$418,249	$117,478
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
1. Description of the Business and Basis of Presentation
Business
Skillz (the “Company” or “Skillz”) operates a competitive mobile gaming platform, driving the future of entertainment by accelerating the convergence of sports, video games and media. The Company’s principal activities are to develop and support a proprietary online-hosted technology platform that enables independent game developers to host tournaments and provide competitive gaming activity (“Competitions”) to end-users worldwide.
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
Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023.
Restatement of Previously Issued Consolidated Financial Statements
The Company restated the consolidated financial statements and amended certain information for the years ended December 31, 2021 and 2020 presented in its Annual Report on Form 10-K for the year ended December 31, 2022, necessary to correct for the following errors: (i) an understatement of end-user liability, (ii) an understatement of reserves for potential indirect tax liabilities, (iii) an understatement of impairment of long-lived assets, (iv) other adjustments and (v) income tax adjustments due to the aforementioned errors. In addition, the Company restated its unaudited quarterly financial data for the periods ended September 30, 2022, 2021 and 2020, June 30, 2022, 2021 and 2020, and March 31, 2022, 2021 and 2020. Such restated and unaudited quarterly financial data and related impacted amounts were presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Estimates are used in several areas including, but not limited to, stock-based compensation, valuation of common stock warrants and indirect tax liabilities. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. Actual results could differ materially from these estimates.
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Revenue is recognized at the time the performance obligation is satisfied by transferring control of the promised service in an amount that reflects the consideration that the Company expects to receive in exchange for the Monetization Services. The Company recognizes revenue upon completion of a game, which is when its performance obligation to the game developer is satisfied. The Company does not recognize contract assets or contract liabilities as the payment of the transaction price is concurrent with the fulfillment of the services. At the time of game completion, the Company has the right to receive payment for the services rendered. The Company’s agreements with game developers can generally be terminated for convenience by either party upon thirty days prior written notice, and in certain of the Company’s larger developer agreements, the developer, if required by the Company, must continue to make its games available on the platform for a period of up to twelve months. As the Company is able to terminate the developer agreements at its convenience, the Company has concluded the contract term for revenue recognition does not extend beyond the contractual notification period. The Company did not have any transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) as of March 31, 2023 and 2022.
Games provided by two developer partners accounted for 36% and 44% of the Company’s revenue from Monetization Services in the three months ended March 31, 2023 and 41% and 38% in the three months ended March 31, 2022.
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
For the three months ended March 31, 2023 and 2022, the Company recognized a reduction of revenue of $8.0 million and $16.4 million, respectively, related to these end-user incentives.
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
For the three months ended March 31, 2023 and 2022, the Company recognized sales and marketing expense of $16.7 million and $38.1 million, respectively, related to these end-user incentives.
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
Total engagement marketing accounted for as sales and marketing expense recognized in the three months ended March 31, 2023 and 2022 was $17.6 million and $42.6 million, respectively.
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
A reconciliation of the Company’s cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statement of cash flows is as follows:

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$415,329	$362,516
Restricted cash included in other long-term assets	2,920	2,920
Cash, cash equivalents and restricted cash	$418,249	$365,436

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted cash, and marketable securities. Although the Company deposits its cash with multiple well-established financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Marketable securities primarily consist of corporate debt securities, asset backed securities and debt instruments issued by foreign governments. The Company limits the amount of credit exposure to any one issuer. Management believes that the institutions are financially stable and, accordingly, minimal credit risk exists.
Accounts Receivable, Net
Accounts receivable, net, is comprised of trade accounts receivable recorded at the invoiced amounts for programmatic media campaigns, net of an allowance for credit losses. The allowance for credit losses is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when there are specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. At March 31, 2023, the Company’s allowance for credit losses on accounts receivable was not significant to the condensed consolidated financial statements.
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
Long-Lived Assets
Long-lived assets consist of property and equipment with estimable useful lives subject to depreciation and amortization. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. When impairment indicators are identified, the Company assesses its long-lived assets for impairment. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.

On March 15, 2023, the Company completed the purchase of an office building in Las Vegas, Nevada for $11.5 million. The Company intends to use the building as the Company’s future headquarters. The building will be depreciated on a straight-line basis over its estimated useful life of 20 years.  The land is not subject to depreciation.
During the three months ended March 31, 2022, the Company recognized $4.1 million of amortization expense associated with finite-lived intangible assets, including developed technology, customer relationships, trademarks and tradenames, in the condensed consolidated statements of operations and comprehensive loss. As these finite-lived intangible assets were fully impaired and written off as of December 31, 2022, the Company did not recognize amortization expense during the three months ended March 31, 2023.
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
Marketable securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive income (loss) in the consolidated statement of operations and comprehensive loss. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, the Company employs a systematic methodology that considers available quantitative and qualitative evidence. In addition, the Company considers specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other income (expense), net in the condensed consolidated statement of operations and comprehensive loss and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.
The Company has elected to measure its existing investments in non-marketable equity securities at cost, less impairments, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer (“measurement alternative”). This election is reassessed each reporting period to determine whether non-marketable equity securities have a readily determinable fair value, in which case they would no longer be eligible for this election and would be measured at fair value. The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. Impairment indicators might include, but would not necessarily be limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, a significant adverse change in the regulatory, economic, or technological environment of the investee, a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar securities for an amount less than the carrying amount of the investments in those securities. If an impairment exists, a loss is recognized in the condensed consolidated statements of

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
operations and comprehensive loss for the amount by which the carrying value exceeds the fair value of the investment. Gains and losses resulting from the remeasurement of non-marketable equity securities, including impairment, are recorded through other income (expense), net in the condensed consolidated statement of operations and comprehensive loss. The Company separately presents investments in non-marketable equity securities within long-term assets on the condensed consolidated balance sheets.
Advertising and Promotional Expense
Advertising and promotional expenses are included in sales and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and are expensed when incurred. Excluding marketing promotions related to the Company’s end-user incentive programs, advertising expenses were $8.8 million and $60.2 million for the three months ended March 31, 2023 and 2022, respectively.

Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards based on estimated grant-date fair values recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to awards with performance conditions is recognized over the requisite service period when the performance conditions are probable of being achieved. The compensation expense related to awards with market conditions is recognized on an accelerated attribution basis over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved and is not reversed if the market condition is not satisfied. See Note 10, Stock-Based Compensation, for more information. The Company accounts for forfeitures as they occur. If an employee stock-based award is canceled without the concurrent grant or offer of a replacement award, the cancellation is treated as a settlement for no consideration and any previously unrecognized compensation cost shall be recognized at the cancellation date. Stock-based awards granted to employees are primarily stock options and restricted stock units.
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. During the three months ended March 31, 2023, the Company continued to operate as a single operating and reportable segment as the CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocation of resources, and evaluating financial performance.
Recently Issued Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, instead of fair value at the acquisition date in accordance with Topic 805. The amendments in ASU 2021-08 will result in the acquirer recording acquired contract assets and liabilities on the same basis that would have been recorded by the acquiree before the acquisition under ASC Topic 606. The amendments in ASU 2021-08 are effective for fiscal years beginning after December 15, 2022, with early adoption permitted. The Company adopted this guidance effective January 1, 2023 and it did not have an impact on the Company’s financial position, results of operations including per-share amounts, or cash flow statements.
Other recent accounting pronouncement issued, not yet effective, are not expected to be applicable to the Company or have a material effect on the consolidated statements upon future adoption.
3. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Credit card processing reserve	$1,000	$1,000
Prepaid expenses	5,537	2,234
Other current assets	1,383	1,488
Prepaid expenses and other current assets	$7,920	$4,722
Other Current Liabilities
Other current liabilities consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Accrued sales and marketing expenses	$2,993	$4,409
Accrued compensation	6,198	4,991
Accrued publisher fees	3,967	4,442
End-user liability, net	7,637	8,984
Accrued developer revenue share	1,654	2,017
Short-term lease obligation	1,263	1,525
Accrued legal expenses	9,815	1,984
Accrued interest expense	8,655	1,236
Indirect tax liabilities	11,393	10,909
Other accrued expenses	11,004	5,169
Other current liabilities	$64,579	$45,666

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
4. Fair Value Measurements
As of March 31, 2023 and December 31, 2022, the recorded values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.
Cash and cash equivalents held by the Company as of March 31, 2023 and December 31, 2022 were $415.3 million and $362.5 million, respectively, and were comprised of cash on hand, money market funds, and highly liquid investments with original contractual maturity dates of three months or less. Cash and money market funds are classified within Level 1 of the fair value hierarchy. Highly liquid investments such as commercial papers and corporate bonds are classified within Level 2 of the fair value hierarchy.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-Sale Investments
Asset-backed securities	$—	$16,790	$—	$16,790
Corporate notes and bonds	—	88,779	—	88,779
Total assets	$—	$105,569	$—	$105,569
Liabilities:
Private Common Stock Warrants	$—	$—	$290	$290
Total liabilities	$—	$—	$290	$290

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Available-for-Sale Investments
Asset-backed securities	$—	$58,192	$—	$58,192
Corporate notes and bonds	—	110,298	—	110,298
Commercial paper	—	10,479	—	10,479
Foreign government securities	—	5,027	—	5,027
US government and agency securities	86,898	—	—	86,898
Total assets	$86,898	$183,996	$—	$270,894
Liabilities:
Common Stock Warrants
Private Common Stock Warrants	$—	$—	$289	$289
Total liabilities	$—	$—	$289	$289
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
The following sets forth the activity for Private Warrants:

Private Warrants
Balance at December 31, 2022	$289
Fair market value adjustment	1
Balance at March 31, 2023	$290
5. Investments
Investment Components
The components of investments were as follows:

	As of March 31, 2023
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset-backed securities	$16,895	$—	$(105)	$16,790	$—	$—	$16,790
Corporate notes and bonds	89,240	—	(461)	88,779	—	88,779	—
Money market funds	391,667	—	—	391,667	391,667	—	—
Total investments	$497,802	$—	$(566)	$497,236	$391,667	$88,779	$16,790

	As of December 31, 2022
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset-backed securities	$58,455	$1	$(264)	$58,192	$—	$1,464	$56,728
Corporate notes and bonds	111,592	—	(1,294)	110,298	—	110,298	—
Commercial paper	10,477	2	—	10,479	—	10,479	—
Money market funds	232,448	—	—	232,448	232,448	—
Foreign government securities	5,064	—	(37)	5,027	—	5,027	—
US government and agency securities	86,869	29	—	86,898	86,898	—	—
Total investments	$504,905	$32	$(1,595)	$503,342	$319,346	$127,268	$56,728
Non-marketable equity securities are investments in privately held companies without readily determinable fair values. The carrying value of the Company’s investments without readily determinable fair values was $55.6 million as of March 31, 2023 and December 31, 2022 and was classified within “Investments in non-marketable equity securities” in the condensed consolidated balance sheets. The Company did not record any adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative and did not recognize any gains or losses related to the sale of non-marketable equity securities in the three months ended March 31, 2023.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Unrealized Losses on Marketable Securities
Marketable securities with continuous unrealized losses for less than 12 months and 12 months or more and their related fair values were as follows:

	As of March 31, 2023
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$13,413	$(82)	$3,377	$(24)	$16,790	$(106)
Corporate notes and bonds	28,848	(187)	56,894	(273)	85,742	(460)
Foreign government securities	—	—	—	—	—	—
Total investments	$42,261	$(269)	$60,271	$(297)	$102,532	$(566)

	As of December 31, 2022
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$52,412	$(229)	$4,656	$(35)	$57,068	$(264)
Corporate notes and bonds	55,864	(571)	54,434	(723)	110,298	(1,294)
Foreign government securities	—	—	5,027	(37)	5,027	(37)
Total investments	$108,276	$(800)	$64,117	$(795)	$172,393	$(1,595)
Marketable Securities Maturities

	Adjusted	Estimated
	Cost Basis	Fair Value
March 31, 2023
Due in one year or less	$89,240	$88,779
Due after one year through five years	16,896	16,790
Total	$106,136	$105,569
6. Long-Term Debt
Components of long-term debt were as follows as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
2021 Senior Secured Notes, non-current	$289,500	$289,500
Unamortized discount and issuance costs	(15,883)	(16,719)
Long-term debt, non-current	$273,617	$272,781
2021 Senior Secured Notes
In December 2021, the Company entered into a $300 million 10.25% secured notes in a private placement to certain institutional buyers. The interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. At issuance, the effective interest rate on the notes was 12.14%. The notes will mature on December 15, 2026, unless repurchased or redeemed earlier. On September 1, 2022, the Company redeemed $10.5 million of the principal amount of the 2021 Senior Secured Notes which resulted in a gain on extinguishment of debt of $2.6 million as the notes were redeemed for total consideration below par value of the notes. The redemption price was equal to 69.5% of the aggregate principal amount plus accrued and unpaid interest. The redemption also resulted in a decrease of the effective interest rate to 12.09%. The

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
secured notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with our affiliates, as well as certain other financial covenants. The Company was in compliance with all covenants as of March 31, 2023.
In accounting for the senior secured notes, unamortized discount and issuance costs were deducted from the carrying value in the condensed consolidated balance sheet. Issuance costs will be recognized as interest expense over the five-year term of the senior secured notes. The senior secured notes are classified as Level 2 financial instruments, and its fair value is presented for disclosure purposes only. The Company determined the fair value of the notes was $200 million as of March 31, 2023 based on secondary market quotes.
Interest is paid semi-annually. Accrued interest as of March 31, 2023 was $8.7 million and was recorded within other current liabilities in the Company’s condensed consolidated balance sheet. No cash was paid for interest in the quarter ended March 31, 2023.
The following table outlines maturities of the principle related to the Company’s long-term debt as of March 31, 2023:

Amount
2023 (excluding the three months ended March 31, 2023)	—
2024	—
2025	—
2026	289,500
Total	$289,500
7. Commitments and Contingencies

Legal Matters
The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course and conduct of its business and has certain unresolved claims pending, the outcomes of which are not determinable at this time. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters, other than as disclosed herein, is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of March 31, 2023. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, except as set forth herein, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss.
On May 15, 2019, a former employee of the Company filed a suit against the Company in the San Francisco Superior Court in California for claims including breach of contract, retaliation and wrongful termination. The case was tried in August and September 2021. The jury found in favor of the former employee and rendered a verdict against the Company for $11.6 million in compensatory damages, and the Company recorded a loss contingency accrual and corresponding general and administrative expenses in such amount in the third quarter of 2021. In April 2022, the judge in the case determined, in light of the Company’s post-verdict motions, that the instructions given to the jury at trial were defective. Accordingly, the judge ordered a new trial on damages or, alternatively, permitted the plaintiff accept a reduced verdict in the amount of $4.35 million, which the plaintiff subsequently levied from the Company’s bank account. On May 25, 2022, the Company filed an appeal from the judgment seeking, in part, entry of judgment in the Company's favor notwithstanding the verdict. The plaintiff accepted the reduced verdict, and filed an appeal from the judgment on June 7, 2022, seeking in part, to reinstate the jury's original verdict and challenge the trial court’s conclusion that stock options are not “wages,” which was the basis for dismissing his wrongful termination and retaliation claims. Management believes the most likely outcome is that this will go back to trial which will be resolved during the calendar year 2024.

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
As of March 31, 2023, the Company has authorized a total of 635 million shares, consisting of (i) 625 million shares of common stock, par value $0.0001 per share (“common stock”), including 500 million shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), 125 million shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), and (ii) 10 million shares of preferred stock, par value $0.0001 per share (“preferred stock”).

9. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized for the three months ended March 31, 2023 and 2022 as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$1,206	$2,288
Sales and marketing	1,904	2,893
General and administrative	7,438	72,698
Total stock-based compensation expense	$10,548	$77,879
Equity Incentive Plans
Skillz Inc. 2020 Omnibus Incentive Plan
In December 2020, the Board of Directors of the Company adopted the Skillz Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan became effective upon consummation of the Flying Eagle Acquisition Corporation, a Delaware corporation (“FEAC”) business combination and succeeds the Company’s legacy equity incentive plans. Under the 2020 Plan, the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors and consultants. Options are granted at a price per share equal to the fair market value of the underlying common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant. RSUs are also granted under the 2020 Plan. These awards typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The 2020 Plan also permits the Company to grant stock-based awards with performance or market conditions. In connection with the closing of the FEAC business combination, the Company entered into certain option agreements that include vesting conditions contingent upon the attainment of volume weighted average price targets related to the Company’s Class A common stock on the NYSE.
The 2020 Plan permits the Company to deliver up to 107,840,472 shares of common stock pursuant to awards issued under the 2020 Plan, consisting of 15,000,000 shares which may be of Class A and/or Class B common stock, 73,897,439 shares of Class A common stock and 18,943,033 shares of Class B common stock. The total number of shares of Class A common stock and Class B common stock that will be reserved and that may be issued under the 2020 Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2021, by a number of shares equal to 5% of the total number of shares of Class A common stock and Class B common stock, respectively, outstanding on the last day of the prior calendar year.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Stock Options and Restricted Stock Units
Stock option and RSU activity during the three months ended March 31, 2023 is as follows (in thousands, except for share, per share, and contractual term data):

		Options Outstanding				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2022	28,457,514	16,245,862	$13.15	7.27	$1,145	50,106,562	$1.23
Additional shares authorized	21,068,695	—	—
Options and restricted stock units granted	(4,292,467)	—	—			4,292,467	0.62
Options exercised and restricted stock units released	—	(77,822)	0.43			(1,260,532)	3.18
Options and restricted stock units canceled	183,037	(50,913)	1.56			(132,124)	18.58
Balance at March 31, 2023	45,416,779	16,117,127	$13.25	7.02	$1,453	53,006,373	$1.09

Exercisable at December 31, 2022		3,930,317	$0.29	5.17	$1,132
Exercisable at March 31, 2023		3,875,241	0.29	4.89	1,436
Unvested at December 31, 2022		12,315,545	17.25	7.94	14
Unvested at March 31, 2023		12,241,886	17.35	7.70	17
The number of unvested stock options as of March 31, 2023 and December 31, 2022 does not include 3.7 million and 4.5 million shares of restricted common stock, respectively, previously issued upon the early exercise of grants by certain executives.
The number of RSUs granted and outstanding does not include 19.0 million performance-based RSUs which the Company issued as of March 31, 2023, as the performance-based RSUs are not deemed granted for accounting purposes. Additionally, the stock option and RSU activity presented in the table above does not include activity related to the 2022 CFO Restricted Stock Unit and Performance award, 2022 CEO Restricted Stock Unit and Performance Award, 2021 CEO Performance Award and Founders' Option Agreements, described below.
As of March 31, 2023, unrecognized stock-based compensation expense related to unvested stock options, restricted common stock, RSUs, performance-based RSUs and performance stock units was $102.1 million. The weighted-average period over which such compensation expense will be recognized is 3.2 years.
The aggregate intrinsic value of options exercised was $0.01 million and $2.6 million during the three months ended March 31, 2023 and 2022, respectively.
2022 CFO Restricted Stock Unit and Performance Award
The Company granted the Company’s President and Chief Financial Officer (“CFO”) a restricted stock unit award covering shares of the Class A common stock with a grant date value equal to $15.0 million, comprised of 10.4 million restricted stock units. Such grant vests 25% on the first anniversary of CFO’s start date and the remainder vests in 12 substantially equal quarterly installments, in each case subject to continuous service with the Company through each applicable vesting date, provided that the grant vests in full if the CFO is terminated without cause following a change of control of the Company. On September 30, 2022, the restricted stock unit award was re-measured based on the fair value of an underlying share of the Class A common stock, which was equal to $10.7 million, and the Company then reclassified the liability classified award to

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
additional paid-in capital as the number of shares became fixed. During the three months ended March 31, 2023, the Company recognized $0.7 million in compensation expense related to this grant. As of March 31, 2023, the unrecognized stock-based compensation cost related to the non-vested CFO restricted stock unit award was $8.9 million. The Company expects this cost to be recognized over a remaining weighted-average period of approximately 3.5 years.
In addition, the Company issued to the CFO a performance stock unit award covering shares of the Class A common stock with a fair value of $5.0 million as of the issuance date, comprised of 3.5 million performance stock units. Such award vests over four one-year periods, with pro-rata vesting for the first and last performance periods, in each case subject to continuous service with the Company through each applicable vesting date and the attainment of certain corporate performance goals. As of March 31, 2023, the award was not considered granted for accounting purposes as the Company had not established the performance conditions for this award, and the unrecognized stock-based compensation cost for this CFO performance stock unit award was $5.0 million.
2022 CEO Restricted Stock Unit and Performance Award
The Company granted the Company’s Chief Executive Officer (“CEO”) a restricted stock unit award covering shares of the Class A common stock with a grant date value equal to $25.9 million, comprised of 29.0 million restricted stock units. Such grant vests 25% on the first anniversary of January 1, 2023 and the remainder vests in 12 substantially equal quarterly installments, in each case subject to continuous service with the Company through each applicable vesting date, provided that the grant vests in full if the CEO is terminated without cause following a change of control of the Company. During the three months ended March 31, 2023, the Company recognized $0.9 million in compensation expense related to this grant. As of March 31, 2023, the unrecognized stock-based compensation cost related to the non-vested CEO restricted stock unit award was $13.4 million. The Company expects this cost to be recognized over a remaining weighted-average period of approximately 3.7 years.
In addition, the Company issued to the CEO a performance stock unit award covering shares of the Class A common stock with a fair value of $8.6 million as of the issuance date, comprised of 9.7 million performance stock units. Such award vests over four one-year periods, in each case subject to continuous service with the Company through each applicable vesting date and the attainment of certain corporate performance goals. As of March 31, 2023, the award was not considered granted for accounting purposes as the Company had not established the performance conditions for this award, and the unrecognized stock-based compensation cost for this CEO performance stock unit award was $8.6 million.
2021 CEO Performance Award
In September 2021, the Company granted the CEO, an award of up to 16.1 million performance stock units (the “CEO Performance Award”) under the Company’s 2020 Plan, pursuant to which the CEO may earn one share of the Class A common stock for each performance stock unit that vests based on the achievement of certain Market Capitalization Milestones (as defined in the award agreement for the CEO Performance Award). The performance stock units were divided into four tranches, with each tranche corresponding to a Market Capitalization Milestone ranging from two to five times the Company’s market capitalization baseline. Each tranche vested if and when the Company’s market capitalization equals or exceeds the corresponding Market Capitalization Milestone at any point during the seven-year performance period following the grant date (the “Performance Period”). For purposes of determining achievement of the Market Capitalization Milestones, the Company’s market capitalization was calculated based on the trailing 60-trading day volume weighted average price per share (“VWAP”) of the Company’s Class A common stock and the average number of outstanding shares during such period. The Company’s market capitalization baseline was calculated using the trailing 30-trading day VWAP of the Company’s Class A common stock on the grant date and the average number of outstanding shares during such period.
The $70.8 million grant date fair value of the CEO Performance Award was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied.
On March 14, 2022 (“cancellation date”), the Board of Directors and the CEO, entered into an agreement to cancel this CEO Performance Award. The Company determined that the cancellation of the CEO Performance Award was a settlement for no consideration and not accompanied by a concurrent grant (or offer to grant) of a replacement award. As a result, the

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Company recorded the remaining unrecognized compensation costs related to the CEO Performance Award of $65.1 million during three months ended March 31, 2022.
Founders’ Option Agreements
In December 2020, the Company entered into option agreements with each of the CEO and Chief Strategy Officer (“CSO”) (the “Option Agreements”) awarding options to purchase (i) 9,960,000 shares of Class B common stock to the CEO and (ii) 2,040,000 shares of Class A common stock to the CSO. The options will vest in three equal increments as follows (i) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the volume weighted average price on the NYSE over a ten (10) trading day period of underlying Class A common stock (“VWAP”) equals or exceeds 3.0x the VWAP of the shares as of the Closing Date (as defined in the Options Agreements), (ii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 4.0x the VWAP of the shares as of the Closing Date; and (iii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 5.0x the VWAP of the shares as of the Closing Date. The $93.4 million grant date fair value of the Founders’ Options was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The significant inputs to the valuation included the Class A stock price and the risk-free interest rate as of the grant date, as well as the estimated volatility of the Class A common stock. For the three ended March 31, 2023 and 2022, the Company recognized $4.8 million, in compensation expense related to these grants. As of March 31, 2023, the unrecognized stock-based compensation cost related to the Option Agreements was $49.0 million.
10. Income Taxes
The Company’s provision and benefit from income taxes was $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively. This represents an effective tax rate for the respective periods of (0.19)% and 0.14%. The Company has historically been in an overall loss position and is only subject to state and foreign taxes. The Company maintains a valuation allowance for substantially all of its net deferred tax assets. The effective tax rate differs from the federal statutory rate due to the valuation allowance, as well as due to foreign taxes and state taxes.
11. Related-Party Transactions
The Company did not have any material related party transactions in the three months ended March 31, 2023 and 2022.
12. Net Loss Per Share
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

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss – basic and diluted	$(35,593)	$(149,564)
Denominator:
Weighted average common shares outstanding – basic and diluted	417,665,863	401,653,954
Net loss per share attributable to common stockholders – basic and diluted	$(0.09)	$(0.37)

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands).

	As of March 31,
	2023	2022
Common stock warrants	4,535,728	4,535,728
Common stock options	19,859,079	33,999,568
Restricted stock units	53,007,190	6,062,088
Total	77,401,997	44,597,384
13. Geographical Information
No sales to a country other than the United States accounted for more than 10% of revenue for the three months ended March 31, 2023 or 2022. Revenue, classified by the major geographic areas where the end users were located when they entered paid competitions, was as follows:

	Three Months Ended March 31,
	2023	2022
United States	$37,439	$70,568
Other countries	6,944	21,296
Total	$44,383	$91,864
Property and equipment, net and operating lease right-of-use assets by geography was as follows:

	March 31,	December 31,
	2023	2022
United States	$13,904	$3,058
Other countries	398	405
Total	$14,302	$3,463
14. Subsequent Events
On April 13, 2023, the Company redeemed $159.8 million principal amount of the 2021 senior secured notes which resulted in a gain on extinguishment of 15.2 million, as the notes were redeemed for total consideration below par value of the notes. The redemption price was equal to 85% of the aggregate principal amount plus accrued and unpaid interest.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Skillz Inc. (for purposes of this section, “Skillz,” “we,” “us” and “our”). MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part I, Item IA, “Risk Factors” in our Annual Report and Part II, Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

The Company restated the consolidated financial statements and amended certain information for the years ended December 31, 2021 and 2020 presented in its Annual Report. In addition, the Company restated its unaudited quarterly financial data data for the periods ended September 30, 2022, 2021 and 2020, June 30, 2022, 2021 and 2020, and March 31, 2022, 2021 and 2020. Such restated unaudited quarterly financial data and related impacted amounts were presented in the Company’s Annual Report. The following discussion gives effect to the restatement of our unaudited interim condensed consolidated financial statements for the three months ended March 31, 2022. See the related discussion in Note 1, Description of the Business and Basis of Presentation.
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
Skillz was founded in 2012 by Andrew Paradise and Casey Chafkin with the vision to make eSports accessible to everyone possible. As of March 31, 2023, the platform had 1.2 million monthly active users (“MAUs”) and hosts an average of over 1.3 million daily tournaments, including 0.72 million paid entry daily tournaments, offering over $74 million in prizes each month. Since our inception in 2012, over 16,000 registered game developers have launched a game integration on our platform. As of March 31, 2023, over 600 developers had a game on our platform with at least one installed user.
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
Historically, our top games and related developers have accounted for a substantial portion of our revenue earned from the Skillz platform. For the three months ended March 31, 2023 and 2022, the games Solitaire Cube, 21 Blitz (each developed by Tether Studios, LLC (“Tether”)) and Blackout Bingo (developed by Big Run Studios Inc. (“Big Run”)) combined accounted for 70% and 71% of our revenue, respectively. For the three months ended March 31, 2023 and 2022, Tether accounted for 44% and 38% of our revenue, respectively. For the three months ended March 31, 2023 and 2022, Big Run accounted for 36% and 41% of our revenue, respectively.
Our top titles rotate over time as more games generate success on the Skillz platform. In the three months ended March 31, 2023, the number of games that generated over $1 million of annualized Gross Marketplace Volume (“GMV”) decreased 23% to 33 from 43 in the three months ended March 31, 2022.

The following supplemental financial information table summarizes key operating metrics for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Gross marketplace volume (“GMV”) (000s)(1)	$277,632	$552,134
Paying monthly active users (“PMAUs”) (000s)(2)	214	569
Monthly active users (“MAUs”) (000s)(3)	1,176	3,229
Average GMV per paying monthly active user(4)	$432.4	$323.4
Average GMV per monthly active user(5)	$78.7	$57.0
Average revenue per paying monthly active user (“ARPPU”)(6)	$69.1	$53.8
Average revenue per monthly active user (“ARPU”)(7)	$12.6	$9.5
Paying MAU to MAU ratio	18%	18%
Average end-user incentives, included as sales and marketing expense, per paying active user(8)	$27.40	$24.97
Average end-user incentives, included as sales and marketing expense, per playing active user(9)	$4.98	$4.40
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
User acquisition (“UA”) marketing is a sales and marketing expense to acquire new paying users to the platform. Assuming acquisition cost per user is constant, decreases in UA marketing typically result in lower revenue as a result of having fewer new paying users. The reduction in UA marketing and engagement marketing expenses during fiscal year 2022 and the first quarter of 2023 has resulted in a substantial reduction in revenue and is expected to continue to result in a reduction in revenue. We are currently unable to reasonably estimate the quantitative impact, or range of impact, that reductions in UA marketing and engagement marketing will have on forward-looking revenue as a result of the number of interrelated factors impacting revenue, including, but not limited to, retention of existing users on the platform, ARPPU, efficacy of various engagement marketing programs on existing users, elasticity of the digital advertising supply curve, and impact of varying levels of player liquidity on the existing user ecosystem.
Over the course of 2022 and during the first quarter of 2023, our focus was on driving higher efficiency from our marketing investment by (1) reducing spend on low-return engagement marketing programs, which we expect will result in lower engagement marketing as a percentage of revenue and (2) driving UA efficiency by optimizing spend across networks and driving higher organic traffic. To the extent we reduce engagement marketing spend, we expect to reduce our Bonus Cash end-user incentives in proportion to such overall engagement marketing reduction.

Our Financial Model
Skillz’s financial model aligns the interests of gamers and developers, driving value for our stockholders. By monetizing through competition, our system eliminates friction that exists in traditional monetization models between the developer and the gamer. The more gamers enjoy our platform, the longer they play, creating more value for Skillz and our developers. By generating higher player to payor conversion, retention and engagement, we are able to monetize users at higher rates than what our developers would generate through advertisements or in-game purchases.
Our platform allows users to participate in fair competition, while rewarding developers who create games that keep players engaged. We generate revenue by receiving a percentage of player entry fees in paid (cash or Bonus Cash) contests, after deducting end-user prizes (i.e., winnings from the competitions), end-user incentives accounted for as reduction of revenue and the profit share paid to developers (the “Take Rate”). GMV represents entry fees that may be paid using cash deposits, prior winnings (which includes Bonus Cash previously won and returned as winnings), and end-user incentives (which includes Bonus Cash that has been lost during the period). We offer incentives to end-users to drive traffic to the Skillz platform. End-user incentives that are offered on behalf of game developers, such as Ticketz (which can be redeemed for Bonus Cash) and initial deposit Bonus Cash, are accounted for as a reduction of revenue. End-user incentives for which game developers do not have a valid expectation of being offered to end-users to engage on the platform, such as limited-time Bonus Cash offers, are accounted for as a sales and marketing expense. Refer to Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements for further information.
The following table summarizes additional components of GMV, including average GMV per active user and average GMV per paying active user for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
As a percentage of GMV(%)
Prior winnings (1)	81%	81%
Cash deposits (2)	12%	11%
End user incentives (3)	7%	8%
As components of average GMV per paying monthly active user ($)
Prior winnings	$349.2	$260.6
Cash deposits	$53.1	$37.8
End user incentives	$30.1	$25.0
As components of average GMV per monthly active user ($)
Prior winnings	$63.5	$45.9
Cash deposits	$9.7	$6.7
End user incentives	$5.5	$4.4
(1) ‘Prior winnings’ include cash and Bonus Cash that are in the end-user’s account as a result of winnings from competitions. For the three months ended March 31, 2023, prior winnings from cash and Bonus Cash were 92% and 8%, respectively. For the three months ended March 31, 2022 , prior winnings from cash and Bonus Cash were 91% and 9%, respectively.
(2) ‘Cash deposits’ represents currency deposits into the end-user’s Skillz account during the respective period.
(3) ‘End user incentives’ is based on amounts recorded as a reduction of revenue or sales and marketing expense during the respective period. End-user incentives primarily consist of (i) Bonus Cash, (ii) Ticketz (which can be redeemed for Bonus Cash) and (iii) promotional offers. Bonus Cash relates to all Bonus Cash that has been lost during the period (i.e., when the related cost has been incurred by the Company). Refer to Note 2 of our condensed consolidated financial statements for further information.
Prizes include cash, Bonus Cash, physical merchandise and items sponsored by third-parties. Prizes for the three months ended March 31, 2023 consisted of approximately 92% Cash and 8% Bonus Cash returned to the winning player from their entry fees. Prizes for the three months ended March 31, 2022, consisted of approximately 91% cash, 9% Bonus Cash returned to the winning player from their entry fees and less than 1% physical merchandise.

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
•Product-first philosophy and data science capabilities — We have built a culture that puts product first, driving our impact with users and developers and then scaling marketing investment. For the three months ended March 31, 2023, 35% of our salary costs were spent on product development. Our easy-to-integrate SDK contains over 200 features in a less than 16-MB package which allows for over-the-air upgrades. Our intuitive Developer Console dashboard enables our developers to rapidly integrate and monitor the performance of their games. Our LiveOps system enables us to manage and optimize the user experience across the thousands of games on our platform. We collect over 300 data points during each gameplay session to feed our big data assets which augment all elements of our platform. Our key data science technologies drive our player rating and matching, anti-cheat and anti-fraud, and user experience personalization engine.
•Our unit economics — Our proprietary and highly scalable software platform produces revenue at a low direct cost (i.e. direct software and server costs), contributing to our gross margins. Once acquired, each user cohort contributes to revenue over its life such that at three months, approximately 20% of users in a cohort continue to be paying users and the balance of PMAUs have churned. Thereafter, our retention curve continues to flatten with a limited portion of users continuing to contribute to revenue in each cohort for subsequent years. A cohort is all the users acquired in the period presented. A user is considered part of a cohort based on the first time they make a deposit and enter a paid tournament. Once a user is considered part of a cohort, they are always counted in that cohort. During the three months ended March 31, 2023, we experienced lower than average user retention driven by reduced user incentives, product feature changes and macroeconomic conditions, which is a continuation of the trend observed in 2022.
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
We expect our general and administrative expenses to decrease for the foreseeable future as we reposition the Company for profitability. We do not anticipate that we will grow headcount significantly and expect to reduce certain general and administrative expenses including professional service expenses, investor relations activities, and other administrative services.

Results of Operations
The following table sets forth a summary of our results of operations for the periods indicated.

	Three Months Ended March 31,
	2023	2022
Revenue	$44,383	$91,864
Costs and expenses:
Cost of revenue	4,582	9,200
Research and development	8,881	18,650
Sales and marketing	34,918	117,345
General and administrative	28,070	92,723
Total costs and expenses	76,451	237,918
Loss from operations	(32,068)	(146,054)
Interest expense, net	(3,494)	(8,157)
Change in fair value of common stock warrant liabilities	(1)	4,462
Other income (expense), net	39	(28)
Loss before income taxes	(35,524)	(149,777)
Provision (benefit) from income taxes	69	(213)
Net loss	$(35,593)	$(149,564)
Net loss per share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.37)
Weighted average shares outstanding:
Basic and diluted	417,665,863	401,653,954
Revenue

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2023	2022
Revenue	$44,383	$91,864	(52)%
Revenue decreased by $47.5 million, or 52%, to $44.4 million in the three months ended March 31, 2023 from $91.9 million in the three months ended March 31, 2022. The decrease was attributable primarily to lower retention from existing user cohorts driven by a combination of factors, including past product changes, which together have had a negative impact on overall user experience. Furthermore, there were $50.8 million, or 86%, and $25.0 million, or 59%, decreases in spend to acquire new paying users and engagement marketing spend, respectively, as the Company scaled back to achieve better user acquisition efficiency and eliminated low-return engagement marketing programs. ARPU increased 28% over the same period.
Revenue for the three months ended March 31, 2023 declined 52%, compared to our year-over-year revenue growth rate for the three months ended March 31, 2022 of 11%. The decrease in revenue growth rate compared to the previous period is primarily due to transitioning our focus from revenue growth to promoting profitable growth and efficiency. The focus on improving profitability and efficiency led the Company to reduce the rate of investment in engagement marketing and UA marketing. Our year-over-year trends for the three months ended March 31, 2023 for engagement marketing and UA marketing were declines of 59% and 86%, compared to our year-over-year growth rates for the three months ended March 31, 2022 for engagement marketing and UA marketing of 18% and 12%, respectively.

Cost of Revenue

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2023	2022
Cost of revenue	$4,582	$9,200	(50)%
Cost of revenue decreased by $4.6 million, or 50%, to $4.6 million for the three months ended March 31, 2023 from $9.2 million in the three months ended March 31, 2022. The decrease in cost of revenue was primarily driven by a reduction in amortization and depreciation due to the write off of long-lived assets in the second half of the fiscal year-ended December 31, 2022, a reduction of payment processing costs, and reductions in customer support personnel costs. Cost of revenue as a percentage of revenue remained flat at 10% in the three months ended March 31, 2023 and 2022, respectively.
Research and Development

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2023	2022
Research and development	$8,881	$18,650	(52)%
Research and development costs decreased by $9.8 million, or 52%, to $8.9 million in the three months ended March 31, 2023 from $18.7 million in the three months ended March 31, 2022. The decrease was primarily driven by a $10.6 million decrease in research and development headcount costs, of which $8.4 million is related to salaries and bonuses due to a reduction in headcount from restructuring in the prior year and $1.1 million in stock compensation expense. These decreases were partially offset by increases of $1.0 million in professional fees. Research and development expenses as a percentage of revenue remained flat at 20% in the three months ended March 31, 2023 and 2022, respectively.
Sales and Marketing

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2023	2022
Sales and marketing	$34,918	$117,345	(70)%
Sales and marketing costs decreased by $82.4 million, or 70%, to $34.9 million in the three months ended March 31, 2023 from $117.3 million in the three months ended March 31, 2022. The decrease was attributable primarily to 86% and 59% decreases in UA and engagement marketing spend, respectively. UA marketing expenses were $8.4 million and $59.2 million in three months ended March 31, 2023 and 2022, respectively. Engagement marketing expenses were $17.6 million and $42.6 million in the three months ended March 31, 2023 and 2022, respectively. Engagement marketing as a percentage of revenue decreased to 40% in the three months ended March 31, 2023 from 46% in the three months ended March 31, 2022. This decrease reflects a reduced investment in low-return marketing programs that resulted in a decrease in our engagement marketing expense per user in the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
General and Administrative

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2023	2022
General and administrative	$28,070	$92,723	(70)%
General and administrative costs decreased by $64.7 million, or 70%, to $28.1 million in the three months ended March 31, 2023 from $92.7 million in the three months ended March 31, 2022. The decrease was primarily driven by a $69.8 million decrease in general and administrative headcount costs, of which $4.3 million is related salaries and bonuses due to a reduction in headcount from restructuring in the prior year and $65.1 million of stock-based compensation expense recognized in the three months ended March 31, 2022 as a result of the cancellation of performance stock units previously granted to the CEO without the concurrent grant or offer of a replacement award, a decrease of $0.4 million in other expenses including public company costs and penalties, and a $0.9 million decrease in insurance expense. These decreases were offset by a $6.6 million increase in professional fees. General and administrative expenses as a percentage of revenue decreased to 63% in the three months ended March 31, 2023 from 101% in the three months ended March 31, 2022.

Interest expense, net

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2023	2022
Interest expense, net	$(3,494)	$(8,157)	(57)%
Interest expense, net decreased by $4.7 million to $3.5 million in the three months ended March 31, 2023 from $8.2 million in the three months ended March 31, 2022. The decrease was due to a decrease in interest income from the maturation of investment securities partially offset by a decrease in interest expense as a result of the redemption of a portion of the principal amount of the 2021 Senior Secured Notes in the third quarter of 2022.
Change in fair value common stock of warrant liabilities

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2023	2022
Change in fair value of common stock warrant liabilities	$(1)	$4,462	NM
The change in fair value of warrant liabilities decreased by $4.5 million to $(1) thousand in the three months ended March 31, 2023 from $4.5 million in the three months ended March 31, 2022. Refer to Note 8, Common Stock Warrants, of the notes to the condensed consolidated financial statements for further discussion.
Other income (expense), net

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2023	2022
Other (expense) income, net	$39	$(28)	NM
Other income (expense), net increased by $67 thousand, to $39 thousand in the three months ended March 31, 2023 from $(28) thousand in the three months ended March 31, 2022. The increase was primarily driven by changes in foreign currency rates.
Benefit from income taxes

	Three Months Ended March 31,		% Change
(In thousands, except percentages)	2023	2022
Provision (benefit) from income taxes	$69	$(213)	NM
Provision (benefit) from income taxes decreased by $0.3 million to $0.1 million in the three months ended March 31, 2023 from a benefit from income taxes of $0.2 million in the three months ended March 31, 2022. The decrease was primarily driven by the reversal of net deferred tax liabilities related to the acquisition of Aarki in the prior period.
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
Adjusted EBITDA
“Adjusted EBITDA” is defined as net loss, excluding interest expense, net; change in fair value of common stock warrant liabilities; other income (expense), net; provision (benefit) for income taxes; depreciation and amortization; stock-based compensation expense and related payroll tax expense; and certain other non-cash or non-recurring items impacting net loss from time to time, including, but not limited to impairment charges, loss contingency accruals, restructuring charges and one-time nonrecurring expenses, as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. The Company’s management believes Adjusted EBITDA is useful in evaluating its operating performance and is a similar measure reported by publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects. By providing this non-GAAP measure, the Company’s management intends to provide investors with a meaningful, consistent comparison of the Company’s profitability for the periods presented. However, you should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same fashion.
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
The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(35,593)	$(149,564)
Interest expense, net	3,494	8,157
Stock-based compensation(2)	10,548	77,879
Change in fair value of common stock warrant liabilities	1	(4,462)
Provision (benefit) from income taxes	69	(213)
Depreciation and amortization	627	5,539
Other expense (income), net	(39)	28
One-time nonrecurring expenses(1)	—	119
Adjusted EBITDA	$(20,893)	$(62,517)
(1)For the three months ended March 31, 2022, amounts represent one-time nonrecurring expenses related to IPO bonuses for certain employees, net of amounts forfeited by terminated employees.
(2)For the three months ended March 31, 2022, amount includes stock-based compensation recognized for the cancellation of the Chief Executive Officers’ award of 16,119,540 performance share units granted on September 14, 2021 (the “CEO Performance Stock Units”).
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from the sales of capital stock. As of March 31, 2023, our principal sources of liquidity were our cash and cash equivalents in the amount of $415.3 million, which are primarily invested in money market funds and marketable securities with maturities of less than three months, and marketable securities in the amount of $105.6 million.
As of March 31, 2023, the Company had 4,535,728 Private Warrants outstanding. During the three months ended March 31, 2023, there was no exercise of any Private Warrants.
In December 2021, the Company offered $300 million in aggregate principal senior secured notes due 2026 in a private offering. The notes were sold in a private placement to qualified institutional buyers. Annual interest started to accrue from December 20, 2021 at a stated rate of 10.25% and will be payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The notes will mature on December 15, 2026. We used the net proceeds from the offering for general corporate purposes, which included investments in marketable securities classified as available-for-sale. We may also use the proceeds for potential acquisitions of other companies, products, or technologies that we may identify in the future. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, make certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. We were in compliance with all covenants applicable to the notes as of March 31, 2023.
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

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(14,699)	$(83,450)
Net cash provided by (used in) investing activities	$67,761	$(40,744)
Net cash used in financing activities	$(249)	$(2,580)
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
Net cash used in operating activities was $14.7 million for the three months ended March 31, 2023. The most significant component of our cash used during this period was a net loss of $35.6 million, which included non-cash expenses of $10.5 million related to stock-based compensation which was partially offset by net cash inflows of $8.8 million from changes in operating assets and liabilities. The net cash inflows from changes of operating assets and liabilities were primarily the result of increases in other liabilities of $11.9 million and accounts payable of $3.0 million. These cash inflows were slightly offset by increases in accounts receivable of $2.4 million and of $3.3 million in prepaid expenses and other assets, respectively.
Cash Flows from Investing Activities
Net cash provided by investing activities was $67.8 million for the three months ended March 31, 2023. The net cash provided by investing activities included $41.7 million in proceeds from sales of marketable securities and $37.6 million in proceeds from maturities of marketable securities which were slightly offset by purchases of property and equipment of $11.6 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $0.2 million for three months ended March 31, 2023, which was primarily due to in principal payments on finance lease obligations.
Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations.
Leases
We have operating lease arrangements for office space, and finance lease agreements for certain network equipment. As of March 31, 2023, we had lease payment obligations of $21.8 million, of which $4.9 million is payable within 12 months.
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
Critical Accounting Policies and Estimates

See critical accounting policies and estimates in our Annual Report as there have been no material changes.

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
Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2023, we had cash and cash equivalents of $415.3 million, which consisted of money market fund accounts and commercial papers for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of March 31, 2023, we had marketable securities of $105.6 million, which primarily consisted of corporate debt and asset backed securities, for which the fair market value would be affected by changes in the general level of interest rates. We limit the amount of credit exposure to any one issuer. Our investments carry a degree of interest rate risk. However, due to the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.
Foreign Currency Risk
There was no material foreign currency risk for the three months ended March 31, 2023 and 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of previously disclosed material weaknesses in our internal control over financial reporting as described below.

Notwithstanding the material weaknesses, management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Form 10-Q, in conformity with GAAP.

Material Weaknesses

As previously disclosed in our management’s report on internal control over financial reporting within then Annual Report we identified material weaknesses in our internal control over financial reporting with respect to the following:

1.Risk assessment
2.Information technology general controls
3.Internal control over accounting processes

Risk Assessment

We were unable to maintain an effective risk assessment process based on the criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework. The Company’s risk assessment process did not adequately identify financial statement risks related to the Company’s exposure to indirect taxes that impacted the indirect tax liability in our December 31, 2022 consolidated balance sheet and resulted in a restatement of our previously issued consolidated financial statements. In addition, we did not timely identify third party service organizations on which we rely that were not planning to issue System Organization Controls (SOC) reports, or issued SOC reports with qualified opinions. Consequently, we did not implement mitigating internal controls to adequately respond to the related financial statement risks.

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

Internal Controls Over Accounting Processes

Controls designed to properly evaluate certain accounting processes, including where management review was involved, did not operate effectively due to the lack of sufficient documentation or evidence retained to demonstrate management’s review across accounting processes. In addition, as noted in the Risk Assessment section above, we were unable to design and implement controls to prevent and detect misstatements across several accounting processes, including related to the Company’s accounting for its end-user liability balance in our December 31, 2022 balance sheet, and resulted in a restatement of our previously issued consolidated financial statements.

Remediation of Material Weaknesses

In 2023, our remediation efforts will include the following:
•Creation of a Steering Committee that will oversee a material weaknesses remediation working group, establish organizational priorities and identify and allocate resources needed for the remediation of control deficiencies underlying the material weaknesses discussed above.
•Appointment of a Project Management Director (PMD), and identification of members of a working team who, together with the PMD, will report to the Steering Committee and will evaluate remediation efforts started by the

Company in 2022, create detailed project plans with control owners to address control deficiencies underlying material weaknesses, identify resource needs, and monitor execution of detailed remediation tasks by control owners established in the project plan.
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

Changes in Internal Control over Financial Reporting

Except as noted above associated with the material weaknesses and corresponding remediation procedures as described above, there was no change in our internal control over financial reporting during the first quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 7, “Contingencies and Commitments,” in this Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.1	Separation Agreement, dated March 31, 2023, between Skillz Inc. and Stanley Mbugua	8-K	10.1	4/3/2023
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**Submitted electronically with the report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the tenth day of May, 2023.

SKILLZ INC.

By:	/s/ Andrew Paradise
Name:	Andrew Paradise
Title:	Chief Executive Officer and Chairman

By:	/s/ Jason Roswig
Name:	Jason Roswig
Title:	President and Chief Financial Officer