Form 10-Q
period 2023-09-30
Skillz Inc.
filed 2023-11-08
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

As of November 1, 2023, the registrant had outstanding 18,017,597 shares of Class A common stock and 3,430,063 shares of Class B common stock.

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
You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as supplemented by our other Securities and Exchange Commission filings, including among other things:
•Our ability to attract and retain end-users, and do so in a cost-effective manner;
•Our ability to manage our growth effectively;
•Our ability to achieve profitability given our history of losses;
•Our reliance on our third-party developer partners to continue to offer a competitive experience in existing and new games on our platform;
•Risks related to the fact that a limited number of games account for a substantial portion of our revenue;

•Our reliance on third-party service providers including cloud computing services, payment processors, and infrastructure service providers, and our ability to manage our relationships with such providers or lose access to such services;
•Our ability to maintain our brand and reputation;
•The competitiveness of the broader entertainment industry, and the potential that our existing and potential users may be attracted to competing forms of entertainment;
•Risk related to a variety of U.S. and foreign laws which our business is subject to, and which are subject to change and could adversely affect our business;
•Our ability to obtain, maintain, protect or enforce our intellectual property rights;
•Risks related to economic downturns and political and market conditions beyond our control;
•Risk related to the occurrence of a data breach or other failure of our cybersecurity;
•Failure to properly contain a global pandemic in a timely manner and any related impact on how we and our business partners are operating;
•Our ability to timely and effectively remediate the material weaknesses in our internal controls over financial reporting or additional material weaknesses or other deficiencies in the future; and
•Our ability to mitigate the commercial, reputational and regulatory risks to our business that may arise as a consequence of our need to restate our financial statements.
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

PART I
ITEM 1. FINANCIAL STATEMENTS
SKILLZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except for number of shares and par value per share amounts)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$330,158	$362,516
Marketable securities, current	4,800	127,268
Accounts receivable, net	9,265	7,177
Prepaid expenses and other current assets	6,275	4,722
Total current assets	350,498	501,683

Non-current assets:
Property, plant and equipment, net	13,812	2,991
Operating lease right-of-use assets, net	—	472
Marketable securities, non-current	2,058	56,728
Non-marketable equity securities	55,649	55,649
Restricted cash as other long-term assets	2,920	2,920
Other long-term assets	3,182	852
Total non-current assets	77,621	119,612
Total assets	$428,119	$621,295

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$2,395	$1,696
Operating lease liabilities, current	1,469	2,133
Other current liabilities	60,934	45,666
Total current liabilities	64,798	49,495

Non-current liabilities:
Operating lease liabilities, non-current	10,874	11,942
Common stock warrant liabilities, non-current	11	289
Long-term debt, non-current	123,535	272,781
Other long-term liabilities	1,167	8,387
Total non-current liabilities	135,587	293,399
Total liabilities	200,385	342,894

Stockholders’ equity:
Preferred stock $0.0001 par value; 10 million shares authorized — 0 issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock $0.0001 par value; 31 million shares authorized; Class A common stock – 25 million shares authorized; 18 million and 18 million shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; Class B common stock – 6 million shares authorized; 3 million shares issued and outstanding as of September 30, 2023 and December 31, 2022	41	41
Additional paid-in capital	1,186,686	1,153,031
Accumulated other comprehensive loss	(37)	(1,563)
Accumulated deficit	(958,956)	(873,108)
Total stockholders’ equity	227,734	278,401
Total liabilities and stockholders' equity	$428,119	$621,295
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$36,427	$59,216	$120,975	$222,837
Costs and expenses:
Cost of revenue	3,693	7,599	11,923	25,802
Research and development	7,852	7,937	24,757	44,840
Sales and marketing	31,925	51,480	99,510	242,556
General and administrative	24,389	20,936	78,080	140,540
Impairment of intangible assets and other charges	—	51,230	455	51,230
Total costs and expenses	67,859	139,182	214,725	504,968
Loss from operations	(31,432)	(79,966)	(93,750)	(282,131)
Gain on extinguishment of debt	—	2,553	15,205	2,553
Interest expense, net	(2,279)	(6,360)	(7,486)	(22,113)
Change in fair value of common stock warrant liabilities	127	(80)	278	5,405
Other income, net	48	508	98	398
Loss before income taxes	(33,536)	(83,345)	(85,655)	(295,888)
Provision for (benefit from) income taxes	9	(120)	193	(488)
Net loss	$(33,545)	$(83,225)	$(85,848)	$(295,400)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.57)	$(4.02)	$(4.05)	$(14.48)
Weighted average shares outstanding:
Basic and diluted	21,305,470	20,691,704	21,175,797	20,396,317

Other comprehensive income (loss):
Change in unrealized loss on available-for-sale investments, net of tax	135	139	1,526	(2,484)
Total other comprehensive income (loss):	135	139	1,526	(2,484)
Total comprehensive loss	$(33,410)	$(83,086)	$(84,322)	$(297,884)
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except for number of shares)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2021	20,437,692	$40	$1,043,600	$(248)	$(434,233)	$609,159
Issuance of common stock upon exercise of stock options and release of restricted stock units	43,997	—	236	—	—	236
Stock-based compensation	—	—	77,879	—	—	77,879
Other comprehensive loss	—	—	—	(2,046)	—	(2,046)
Other, net	—	—	(64)	—	—	(64)
Net loss	—	—	—	—	(149,564)	(149,564)
Balance at March 31, 2022	20,481,689	$40	$1,121,651	$(2,294)	$(583,797)	$535,600
Issuance of common stock upon exercise of stock options and release of restricted stock units	474,977	1	616	—	—	617
Stock-based compensation	—	—	13,431	—	—	13,431
Other comprehensive loss	—	—	—	(577)	—	(577)
Net loss	—	—	—	—	(62,611)	(62,611)
Balance at June 30, 2022	20,956,666	$41	$1,135,698	$(2,871)	$(646,408)	$486,460
Issuance of common stock upon exercise of stock options and release of restricted stock units	51,537	—	—	—	—	—
Stock-based compensation	—	—	6,058	—	—	6,058
Other comprehensive loss	—	—	—	139	—	139
Net loss	—	—	—	—	(83,225)	(83,225)
Balance at September 30, 2022	21,008,203	$41	$1,141,756	$(2,732)	$(729,633)	$409,432

Balance at December 31, 2022	21,068,697	$41	$1,153,031	$(1,563)	$(873,108)	$278,401
Issuance of common stock upon exercise of stock options and release of restricted stock units	61,124	—	33	—	—	33
Stock-based compensation	—	—	10,548	—	—	10,548
Other comprehensive income	—	—	—	997	—	997
Net loss	—	—	—	—	(35,593)	(35,593)
Balance at March 31, 2023	21,129,821	$41	$1,163,612	$(566)	$(908,701)	$254,386
Issuance of common stock upon exercise of stock options and release of restricted stock units	40,271	—	37	—	—	37
Stock-based compensation	—	—	10,622	—	—	10,622
Other comprehensive income	—	—	—	394	—	394
Net loss	—	—	—	—	(16,710)	(16,710)
Balance at June 30, 2023	21,170,092	$41	$1,174,271	$(172)	$(925,411)	$248,729
Issuance of common stock upon exercise of stock options and release of restricted stock units	287,021	—	(25)	—	—	(25)
Stock-based compensation	—	—	12,440	—	—	12,440
Other comprehensive income	—	—	—	135	—	135
Net loss	—	—	—	—	(33,545)	(33,545)
Balance at September 30, 2023	21,457,113	$41	$1,186,686	$(37)	$(958,956)	$227,734

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net loss	$(85,848)	$(295,400)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,858	15,705
Stock-based compensation	33,610	97,368
Gain on extinguishment of debt	(15,205)	(2,553)
Accretion of unamortized debt discount and amortization of debt issuance costs	1,815	2,930
Amortization of premium (accretion of discount) for marketable securities	839	2,819
Deferred income taxes	—	(481)
Change in fair value of common stock warrant liabilities	(278)	(5,405)
Impairment charges	455	51,230
Noncash operating lease costs	17	1,145
Changes in operating assets and liabilities:
Accounts receivable, net	(2,088)	4,597
Prepaid expenses and other assets	(1,883)	(2,247)
Accounts payable	699	(14,020)
Loss contingency accrual	—	(4,605)
Operating lease liabilities	(1,732)	(895)
Other accruals and liabilities	8,255	(16,972)
Net cash used in operating activities	(59,486)	(166,784)
Investing Activities
Purchases of property and equipment, including internal-use software	(12,081)	(1,957)
Investment in loan receivable	(2,000)	—
Purchases of marketable securities	—	(432,873)
Proceeds from maturities of marketable securities	121,226	485,565
Proceeds from sales of marketable securities	56,599	125,306
Net cash provided by investing activities	163,744	176,041
Financing Activities
Principal payments on finance leases obligations	(807)	(2,044)
Payments for debt issuance costs	—	(2,005)
Payments for extinguishment of debt	(135,855)	(7,540)
Net proceeds from exercise of stock options and issuance of common stock	46	852
Net cash used in financing activities	(136,616)	(10,737)
Net change in cash, cash equivalents and restricted cash	(32,358)	(1,480)
Cash, cash equivalents and restricted cash – beginning of year	365,436	244,252
Cash, cash equivalents and restricted cash – end of period	$333,078	$242,772
Supplemental cash flow data:
Cash paid during the period for:
Interest	$12,261	$15,420
Taxes	$200	$—

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
Consolidation
The Company consolidates the variable interest entity due to controlling financial interest and when the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Statements
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and in accordance with the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023.
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
Revenue is recognized at the time the performance obligation is satisfied by transferring control of the promised service in an amount that reflects the consideration that the Company expects to receive in exchange for the Monetization Services. The Company recognizes revenue upon completion of a game, which is when its performance obligation to the game developer is satisfied. The Company does not recognize contract assets or contract liabilities as the payment of the transaction price is concurrent with the fulfillment of the services. At the time of game completion, the Company has the right to receive payment for the services rendered. The Company’s agreements with game developers can generally be terminated for convenience by either party upon thirty days prior written notice, and in certain of the Company’s larger developer agreements, the developer, if required by the Company, must continue to make its games available on the platform for a period of up to twelve months. As the Company is able to terminate the developer agreements at its convenience, the Company has concluded the contract term for revenue recognition does not extend beyond the contractual notification period. The Company did not have any transaction price allocated to performance obligations that are unsatisfied (or partially satisfied) as of September 30, 2023 and 2022.
Games provided by two developer partners accounted for 81% and 80% of the Company’s revenue from Monetization Services in the three months ended September 30, 2023 and 2022, respectively. Games provided by two developer partners accounted for 80% and 80% in the nine months ended September 30, 2023 and 2022, respectively.
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
For the three months ended September 30, 2023 and 2022, the Company recognized a reduction of revenue of $6.7 million and $10.9 million, respectively, related to these end-user incentives. For the nine months ended September 30, 2023 and 2022, the Company recognized a reduction of revenue of $21.9 million and $40.4 million, respectively, related to these end-user incentives.
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
For the three months ended September 30, 2023 and 2022, the Company recognized sales and marketing expense of $15.5 million and $21.4 million, respectively, related to these end-user incentives. For the nine months ended September 30, 2023 and 2022, the Company recognized sales and marketing expense of $48.1 million and $87.2 million, respectively, related to these end-user incentives.

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
Total engagement marketing accounted for as sales and marketing expense recognized in the three months ended September 30, 2023 and 2022 was $16.9 million and $23.5 million, respectively. Total engagement marketing accounted for as sales and marketing expense recognized in the nine months ended September 30, 2023 and 2022 was $51.6 million and $97.6 million, respectively.
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
Restricted cash maintained under an agreement that legally restricts the use of such funds is not included within cash and cash equivalents and is reported within other long-term assets. For the nine months ended September 30, 2023, restricted cash of $2.9 million mainly relates to the letter of credit for the Company’s headquarters in San Francisco.
A reconciliation of the Company’s cash and cash equivalents in the condensed consolidated balance sheets to cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows is as follows:

	September 30,	December 31,
	2023	2022
Cash	$21,948	$130,068
Money market funds	308,210	232,448
Restricted cash included in other long-term assets	2,920	2,920
Cash, cash equivalents and restricted cash	$333,078	$365,436

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
Accounts Receivable, Net
Accounts receivable, net, is comprised of trade accounts receivable recorded at the invoiced amounts for programmatic media campaigns, net of an allowance for credit losses. The allowance for credit losses is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when there are specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

supportable forecasts of future economic conditions to inform adjustments to historical loss data. At September 30, 2023, the Company’s allowance for credit losses on accounts receivable was not significant to the condensed consolidated financial statements.
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
During the nine months ended September 30, 2022, the Company recognized $11.3 million of amortization expense associated with finite-lived intangible assets, including developed technology, customer relationships, trademarks and tradenames, in the condensed consolidated statements of operations and comprehensive loss. As these finite-lived intangible assets were fully impaired and written off as of December 31, 2022, the Company did not recognize amortization expense during the nine months ended September 30, 2023.
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
Advertising and Promotional Expense
Advertising and promotional expenses are included in sales and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and are expensed when incurred. Excluding marketing promotions related to the Company’s end-user incentive programs, advertising expenses were $9.7 million and $18.8 million for the three months ended September 30, 2023 and 2022, respectively, and $26.8 million and $109.4 million for the nine months ended September 30, 2023 and 2022, respectively.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards based on estimated grant-date fair values recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to awards with performance conditions is recognized over the requisite service period when the performance conditions are probable of being achieved. The compensation expense related to awards with market conditions is recognized on an accelerated attribution basis over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved and is not reversed if the market condition is not satisfied. See Note 9, Stock-Based Compensation, for more information. The Company accounts for forfeitures as they occur. If an employee stock-based award is canceled without the concurrent grant or offer of a replacement award, the cancellation is treated as a settlement for no consideration and any previously unrecognized compensation cost shall be recognized at the cancellation date. Stock-based awards granted to employees are primarily stock options and restricted stock units.
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
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. During the three and nine months ended September 30, 2023, the Company continued to operate as a single operating and reportable segment as the CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocation of resources, and evaluating financial performance.
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
3. Previously Issued Financial Statements Correction of Immaterial Errors

During the preparation of the condensed consolidated financial statements for the period ended September, 30,2023, the Company identified certain immaterial errors related to $4.0M stock compensation expenses and $1.3M accrued expenses for the three and six-month ended June 30, 2023, which resulted in a net overstatement of operating expenses for the period.

In accordance with Staff Accounting Bulletin No. 99, “Materiality,” the Company evaluated the misstatements and determined that the related impact was immaterial to the Company’s financial statements for the period ended June 30, 2023. Accordingly, the effect of correcting the immaterial errors in the condensed consolidated financial statements as applicable for the period ended June 30, 2023 is shown in the following table:

Condensed Consolidated Balance Sheets

	As of June 30, 2023
	As Previously
	Reported	Adjustment	As Adjusted
Prepaid expenses and other current assets	$6,038	$(48)	$5,990
Other current liabilities	$58,339	$(1,306)	$57,033
Additional paid-in capital	$1,178,290	$(4,019)	$1,174,271
Accumulated deficit	$(930,688)	$5,277	$(925,411)
Total stockholders’ equity	$247,471	$1,258	$248,729

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	As Previously			As Previously
	Reported	Adjustment	As Adjusted	Reported	Adjustment	As Adjusted
Research and development	$8,966	$(941)	$8,025	$17,847	$(941)	$16,906
Sales and marketing	$33,085	$(416)	$32,669	$68,003	$(416)	$67,587
General and administrative	$30,098	$(4,024)	$26,074	$58,168	$(4,024)	$54,144
Income (loss) before income taxes	$(21,977)	$5,381	$(16,596)	$(57,502)	$5,381	$(52,121)
Provision for income taxes	$10	$104	$114	$79	$104	$183
Net income (loss)	$(21,987)	$5,277	$(16,710)	$(57,581)	$5,277	$(52,304)

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
	As Previously		As Previously
	Reported	As Adjusted	Reported	As Adjusted
Numerator:
Net loss – basic and diluted	$(21,987)	$(16,710)	$(57,581)	$(52,304)
Denominator:
Weighted average common shares outstanding – basic and diluted	20,990,780	21,143,257	20,939,723	21,109,886
Net loss per share attributable to common stockholders – basic and diluted	$(1.05)	$(0.79)	$(2.75)	$(2.48)

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
4. Spin-Off Transaction
On August 31, 2023, in order to more directly incentivize the key employees of the Company’s subsidiary, Aarki, Inc. (“Aarki”), the Company made the determination to allow certain key employees of Aarki to receive equity awards in Aarki. On a fully diluted basis, the awards would represent approximately 20% of the ownership of Aarki. As of September 30, 2023 and November 8, 2023, no awards have been granted in connection with the foregoing and the Company continues to consolidate Aarki in its consolidated financial statements. In connection with the spin-off transaction, the Company is also investing $5,000,000 in the form of Series A Preferred Stock of Aarki to properly allocate working capital to the business. The Company does not intend to grant any future Skillz equity awards to any Aarki employees, and all unvested Skillz equity awards have been surrendered by Aarki employees. The Company recognized $3.3 million of stock compensation expense in connection with acceleration of these awards.

In connection with the foregoing, Aarki is also being designated as an unrestricted subsidiary under the indenture governing the Company’s 10.250% Secured Notes due 2026.

5. Balance Sheet Components
Note Receivable
Note receivable included in other long-term assets on the consolidated balance sheets consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Note receivable	$2,000	$—
Note receivable	$2,000	$—

On July 7, 2023, the Company entered into a Loan and Security Agreement (together, the “Credit Agreement”) whereby it would lend approximately $2 million to Big Run Studio. The designated rate on the credit facility is 11.5%, with interest for the first six months being paid, at Big Run’s option each month, (1) in cash or (2) in-kind and compounded monthly to the principal. The interest-only period may be extended by six months upon mutual written agreement between Big Run and Skillz. After the interest-only period, principal and interest shall be payable monthly in equal installments. The default rate is 16.5% per annum. Late charges will be assessed at 5% of the payment amount overdue if not paid within five business days of its due date. The credit facility will mature on June 1, 2025, subject to applicable permitted prepayments; provided that upon the occurrence of a six-month extension of the interest-only period, the maturity shall also be extended by six additional months to December 1, 2025.

For the nine months ended September 30, 2023, the company recognized $0.1 million of interest income.

Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Credit card processing reserve	$1,000	$1,000
Prepaid expenses	4,483	2,234
Other current assets	792	1,488
Prepaid expenses and other current assets	$6,275	$4,722

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Property, Plant and Equipment, Net

Property, plant and equipment consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Land	$980	$—
Building	10,541	—
Capitalized internal-use software	9,126	9,126
Computer equipment and servers	1,424	1,291
Furniture and fixtures	278	278
Leasehold improvements	115	114
Construction in progress	945	—
Finance lease right-of-use assets	—	10
Total property, plant and equipment	23,409	10,819
Less: Accumulated Depreciation	9,597	7,828
Property, plant and equipment, net	$13,812	$2,991

Other Current Liabilities
Other current liabilities consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Accrued sales and marketing expenses	$3,728	$4,409
Accrued compensation	8,374	4,991
Accrued publisher fees	2,437	4,442
End-user liability, net	6,163	8,984
Accrued developer revenue share	1,639	2,017
Short-term lease obligation	890	1,525
Accrued legal expenses	5,249	1,984
Contingent liabilities	7,109	—
Accrued interest expense	3,877	1,236
Indirect tax liabilities	11,908	10,909
Other accrued expenses	9,560	5,169
Other current liabilities	$60,934	$45,666

6. Fair Value Measurements
As of September 30, 2023 and December 31, 2022, the recorded values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.
Cash and cash equivalents held by the Company as of September 30, 2023 and December 31, 2022 were $330.2 million and $362.5 million, respectively, and were comprised of cash on hand, money market funds, and highly liquid investments with original contractual maturity dates of three months or less. Cash and money market funds are classified within Level 1 of the

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
fair value hierarchy. Highly liquid investments such as commercial papers and corporate bonds are classified within Level 2 of the fair value hierarchy.
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$308,210	$—	$—	308,210
Available-for-Sale Investments:
Asset-backed securities	$—	$2,058	$—	$2,058
Corporate notes and bonds	—	4,800	—	4,800
Total assets	$308,210	$6,858	$—	$315,068
Liabilities:
Private Common Stock Warrants	$—	$—	$11	$11
Total liabilities	$—	$—	$11	$11

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$232,448	$—	$—	$232,448
Available-for-Sale Investments:
Asset-backed securities	$—	$58,192	$—	$58,192
Corporate notes and bonds	—	110,298	—	110,298
Commercial paper	—	10,479	—	10,479
Foreign government securities	—	5,027	—	5,027
US government and agency securities	86,898	—	—	86,898
Total assets	$319,346	$183,996	$—	$503,342
Liabilities:
Private Common Stock Warrants	$—	$—	$289	$289
Total liabilities	$—	$—	$289	$289
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
The following sets forth the activity for Private Warrants:

Private Warrants
Balance at December 31, 2022	$289
Fair market value adjustment	(278)
Balance at September 30, 2023	$11
7. Investments
Investment Components
The components of investments were as follows:

	As of September 30, 2023
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset-backed securities	$2,079	$—	$(21)	$2,058	$—	$—	$2,058
Corporate notes and bonds	4,816	—	(16)	4,800	—	4,800	—
Money market funds	308,210	—	—	308,210	308,210	—	—
Total investments	$315,105	$—	$(37)	$315,068	$308,210	$4,800	$2,058

	As of December 31, 2022
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset-backed securities	$58,455	$1	$(264)	$58,192	$—	$1,464	$56,728
Corporate notes and bonds	111,592	—	(1,294)	110,298	—	110,298	—
Commercial paper	10,477	2	—	10,479	—	10,479	—
Money market funds	232,448	—	—	232,448	232,448	—
Foreign government securities	5,064	—	(37)	5,027	—	5,027	—
US government and agency securities	86,869	29	—	86,898	86,898	—	—
Total investments	$504,905	$32	$(1,595)	$503,342	$319,346	$127,268	$56,728

Non-marketable equity securities are investments in privately held companies without readily determinable fair values. The carrying value of the Company’s investments without readily determinable fair values was $55.6 million as of September 30, 2023 and December 31, 2022 and was classified within “non-marketable equity securities” in the condensed consolidated balance sheets. The Company did not record any adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative and did not recognize any gains or losses related to the sale of non-marketable equity securities in the nine months ended September 30, 2023.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Unrealized Losses on Marketable Securities
Marketable securities with continuous unrealized losses for less than 12 months and 12 months or more and their related fair values were as follows:

	As of September 30, 2023
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$—	$—	$2,058	$(21)	$2,058	$(21)
Corporate notes and bonds	—	—	4,800	(16)	4,800	(16)
Total investments	$—	$—	$6,858	$(37)	$6,858	$(37)

	As of December 31, 2022
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$52,412	$(229)	$4,656	$(35)	$57,068	$(264)
Corporate notes and bonds	55,864	(571)	54,434	(723)	110,298	(1,294)
Foreign government securities	—	—	5,027	(37)	5,027	(37)
Total investments	$108,276	$(800)	$64,117	$(795)	$172,393	$(1,595)
Marketable Securities Maturities

	Adjusted	Estimated
	Cost Basis	Fair Value
September 30, 2023
Due in one year or less	$4,816	$4,800
Due after one year through five years	2,079	2,058
Due after five years through ten years	—	—
Total	$6,895	$6,858
8. Long-Term Debt
Components of long-term debt were as follows as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
2021 Senior Secured Notes, non-current	$129,671	$289,500
Unamortized discount and issuance costs	(6,136)	(16,719)
Long-term debt, non-current	$123,535	$272,781
2021 Senior Secured Notes
In December 2021, the Company entered into a $300 million of 10.25% secured notes in a private placement to certain institutional buyers. The interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. At issuance, the effective interest rate on the notes was 12.14%. The notes will mature on December 15, 2026, unless repurchased or redeemed earlier. On September 1, 2022, the Company repurchased $10.5 million of the principal amount of the 2021 Senior Secured Notes at 69.5% for $7.3 million plus accrued interest of $0.2 million. This resulted in a gain on extinguishment of debt of $2.6 million as the notes were redeemed for total consideration below par value of the notes as well as the write-off of unamortized debt issuance costs and discounts. On April 13, 2023, the Company’s repurchased

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
approximately $159.8 million of its senior secured notes. In connection with the repurchase, the Company’s recognized a gain on extinguishment of $15.2 million on the consolidated statements of operations. The gain primarily reflected the payment discounts as the notes were redeemed for total consideration below the notes par value of the notes as well as the write-off of unamortized debt issuance costs and discounts. After giving effect to the 2022 and the 2023 open market repurchases, as of September 30, 2023, $129.7 million of the senior secured notes remained outstanding and the effective interest rate is 12.09%. The secured notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with our affiliates, as well as certain other financial covenants. Aarki, Inc. “Aarki” incorporated as a separate legal entity effective September 1, 2023 through a spinoff transaction and was designated as an unrestricted subsidiary under the indenture governing by this secured notes. The Company was in compliance with all covenants as of September 30, 2023.
In accounting for the senior secured notes, unamortized discount and issuance costs were deducted from the carrying value in the condensed consolidated balance sheets. Issuance costs was recognized as interest expense over the five-year term of the senior secured notes. The senior secured notes are classified as Level 2 financial instruments, and its fair value is presented for disclosure purposes only. The Company determined the fair value of the notes was $105.7 million as of September 30, 2023 based on secondary market quotes.
Interest is paid semi-annually. Accrued interest as of September 30, 2023 was $3.9 million and was recorded within other current liabilities in the Company’s condensed consolidated balance sheets.
The following table outlines maturities of the principle related to the Company’s long-term debt as of September 30, 2023:

Amount
2023 (excluding the nine months ended September 30, 2023)	$—
2024	—
2025	—
2026	129,671
Total	$129,671
9. Commitments and Contingencies

Legal Matters
The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course and conduct of its business and has certain unresolved claims pending, the outcomes of which are not determinable at this time. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters, other than as disclosed herein, is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of September 30, 2023. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, except as set forth herein, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss.
On May 15, 2019, a former employee of the Company filed a suit against the Company in the San Francisco Superior Court in California for claims including breach of contract, retaliation and wrongful termination. The case was tried in August and September 2021. The jury found in favor of the former employee and rendered a verdict against the Company for $11.6 million in compensatory damages, and the Company recorded a loss contingency accrual of $7.1 million and corresponding general and administrative expenses in such amount in the third quarter of 2021. In April 2022, the judge in the case determined, in light of the Company’s post-verdict motions, that the instructions given to the jury at trial were defective. Accordingly, the judge ordered a new trial on damages or, alternatively, permitted the plaintiff accept a reduced verdict in the amount of $4.35 million, which the plaintiff subsequently levied from the Company’s bank account. On May 25, 2022, the Company filed an appeal from the judgment seeking, in part, entry of judgment in the Company's favor notwithstanding the verdict. The plaintiff accepted the reduced verdict, and filed an appeal from the judgment on June 7, 2022, seeking in part, to reinstate the jury's original verdict (or an award less than the original verdict but greater than $4.35 million final judgment) and

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
challenge the trial court’s conclusion that stock options are not “wages,” which was the basis for dismissing his wrongful termination and retaliation claims. Skillz filed its response and reply brief on July 7, 2023. After multiple extensions, the former employee filed a reply brief on October 6, 2023, which was limited to only his cross-appeal and did not raise any new request for relief. Management believes that this dispute will be resolved by the end of 2024 calendar year.
10. Stockholders’ Equity
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
As of September 30, 2023, after giving effect to the reverse stock split described below, the Company has authorized a total of 41 million shares, consisting of (i) 31 million shares of common stock, par value $0.0001 per share (“common stock”), including 25 million shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), 6 million shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), and (ii) 10 million shares of preferred stock, par value 0.0001 per share (“preferred stock”).
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
11. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized for the three and nine months ended September 30, 2023 and 2022 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,415	$(2,088)	$3,581	$3,063
Sales and marketing	2,482	2,125	6,478	6,579
General and administrative	8,543	6,021	23,551	87,726
Total stock-based compensation expense (1)	$12,440	$6,058	$33,610	$97,368

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
Stock Options and Restricted Stock Units
Stock option and RSU activity during the nine months ended September 30, 2023 is as follows (in thousands, except for share, per share, and contractual term data):

		Options Outstanding				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2022	1,422,876	812,293	$263.00	7.27	$1,145	2,505,328	$24.60
Additional shares authorized	1,053,433	—	—
Granted	(1,089,831)	—	—			1,089,831	11.13
Exercised/Vested	—	(95,911)	1.53			(292,505)	38.01
Cancelled/Forfeited/Expired	625,955	(11,067)	27.68			(614,888)	28.12
Balance at September 30, 2023	2,012,433	705,315	$302.25	7.14	$68	2,687,766	$14.69

Exercisable at September 30, 2023		101,001	9.24	5.23	67
Unvested at September 30, 2023		604,314	351.22	7.46	1
The number of RSUs granted and outstanding does not include 0.8 million performance-based RSUs which the Company issued as of September 30, 2023, as the performance-based RSUs are not deemed granted for accounting purposes because the performance-based RSUs are subjected to the further approval on the performance criteria. Additionally, the stock option and RSU activity presented in the table above does not include activity related to the 2022 CFO Restricted Stock Unit and Performance award, 2022 CEO Restricted Stock Unit and Performance Award, 2021 CEO Performance Award and Founders' Option Agreements, described below.
As of September 30, 2023, unrecognized stock-based compensation expense related to unvested stock options, restricted common stock, RSUs, performance-based RSUs and performance stock units was $78.7 million. The weighted-average period over which such compensation expense will be recognized is 2.75 years.
The aggregate intrinsic value of options exercised was $0.78 million and $0.7 million during the three months ended September 30, 2023 and 2022, respectively, and $0.82 million and $15.9 million during the nine months ended September 30, 2023 and 2022, respectively.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
2022 CFO Restricted Stock Unit and Performance Award
The Company granted the Company’s President and Chief Financial Officer (“CFO”) a restricted stock unit award covering shares of the Class A common stock with a grant date value equal to $15.0 million, comprised of 0.5 million restricted stock units. Such grant vests 25% on the first anniversary of CFO’s start date and the remainder vests in 12 substantially equal quarterly installments, in each case subject to continuous service with the Company through each applicable vesting date, provided that the grant vests in full if the CFO is terminated without cause following a change of control of the Company. On September 30, 2022, the number of shares became fixed, as such the restricted stock unit award was re-measured based on the fair value of an underlying share of the Class A common stock, which was equal to $10.7 million, and the Company then reclassified the liability classified award to additional paid-in capital. During the three and nine months ended September 30, 2023, the Company recognized $0.7 million and $2.0 million, respectively, in compensation expense related to this grant. As of September 30, 2023, the unrecognized stock-based compensation cost related to the non-vested CFO restricted stock unit award was $7.6 million. The Company expects this cost to be recognized over a remaining weighted-average period of approximately 3 years.
In addition, the Company issued to the CFO a performance stock unit award covering shares of the Class A common stock with a fair value of $5.0 million as of the issuance date, comprised of 0.2 million performance stock units. Such award vests over four one-year periods, with pro-rata vesting for the first and last performance periods, in each case subject to continuous service with the Company through each applicable vesting date and the attainment of certain corporate performance goals. The Company did not award any performance stock units for the year ended 2022. As of September 30, 2023, the award was not considered granted for accounting purposes because the performance-based units are subjected to the further approval on the performance criteria.
2022 CEO Restricted Stock Unit and Performance Award
The Company granted the Company’s Chief Executive Officer (“CEO”) a restricted stock unit award covering shares of the Class A common stock with a grant date value equal to $25.9 million, comprised of 1.4 million restricted stock units. Such grant vests 25% on the first anniversary of January 1, 2023 and the remainder vests in 12 substantially equal quarterly installments, in each case subject to continuous service with the Company through each applicable vesting date, provided that the grant vests in full if the CEO is terminated without cause following a change of control of the Company. During the three and nine months ended September 30, 2023, the Company recognized $0.9 million and $2.7 million, respectively, in compensation expense related to this grant. As of September 30, 2023, the unrecognized stock-based compensation cost related to the non-vested CEO restricted stock unit award was $11.5 million. The Company expects this cost to be recognized over a remaining weighted-average period of approximately 3.23 years.
In addition, the Company issued to the CEO a performance stock unit award covering shares of the Class A common stock with a fair value of $8.6 million as of the issuance date, comprised of 0.5 million performance stock units. Such award vests over four one-year periods, in each case subject to continuous service with the Company through each applicable vesting date and the attainment of certain corporate performance goals. The Company did not award any performance stock units for the year ended 2022. As of September 30, 2023, the award was not considered granted for accounting purposes because the performance-based units are subjected to the further approval on the performance criteria.
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

The $93.4 million grant date fair value of the Founders’ Options was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The significant inputs to the valuation included the Class A stock price and the risk-free interest rate as of the grant date, as well as the estimated volatility of the Class A common stock. For the three and nine months ended September 30, 2023 and 2022, the Company recognized $4.9 million and $14.5 million, respectively, in compensation expense related to these grants. As of September 30, 2023, the unrecognized stock-based compensation cost related to the Option Agreements was $39.2 million.
12. Income Taxes
The Company’s provision for (benefit from) income taxes was $0.01 million and $(0.12) million for the three months ended September 30, 2023 and 2022, respectively. This represents an effective tax rate for the respective periods of (0.03)% and 0.14%. The Company’s provision for (benefit from) income taxes was $0.2 million and $(0.5) million for the nine months ended September 30, 2023 and 2022, respectively. This represents an effective tax rate for the respective periods of (0.23)% and 0.16%. The Company has historically been in an overall loss position and is only subject to state and foreign taxes. The Company maintains a valuation allowance for substantially all of its net deferred tax assets. The effective tax rate differs from the federal statutory rate due to the valuation allowance, as well as due to foreign taxes and state taxes.
13. Related-Party Transactions
The Company did not have any material related party transactions in the nine months ended September 30, 2023.
14. Net Loss Per Share
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss – basic and diluted	$(33,545)	$(83,225)	$(85,848)	$(295,400)
Denominator:
Weighted average common shares outstanding – basic and diluted	21,305,470	20,691,704	21,175,797	20,396,317
Net loss per share attributable to common stockholders – basic and diluted	$(1.57)	$(4.02)	$(4.05)	$(14.48)

The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands).

	As of September 30,
	2023	2022
Common stock warrants	226,786	226,786
Common stock options	705,315	1,102,048
Restricted stock units	2,687,766	475,631
Total	3,619,867	1,804,465
15. Geographical Information
No sales to a country other than the United States accounted for more than 10% of revenue for the three and nine months ended September 30, 2023 or 2022. Revenue, classified by the major geographic areas where the end users were located when they entered paid competitions, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
United States	$30,853	$46,988	$101,866	$168,692
Other countries	5,574	12,228	19,109	54,145
Total	$36,427	$59,216	$120,975	$222,837
Property and equipment, net and operating lease right-of-use assets by geography was as follows:

	September 30,	December 31,
	2023	2022
United States	$13,425	$3,058
Other countries	387	405
Total	$13,812	$3,463
16. Subsequent Events
On August 18, 2023, the Board has determined that it is advisable and in the best interests of the Company and its stockholders to authorize the Company to repurchase, at any time or from time to time but for a period no longer than one year from the date hereof, shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate purchase price not to exceed $65.0 million (a) on the New York Stock Exchange (the “NYSE”) or any other national securities exchange on which the Common Stock is then traded, (b) pursuant to a plan effected pursuant to Rule 10b5-1 (a “Rule 10b5-1 Plan”) promulgated under the Exchange Act, and/or (c) pursuant to accelerated share repurchase arrangements, tender offers, privately negotiated transactions or otherwise (the “Share Repurchase Program”).

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

As of November 7, 2023 the Company has repurchased 1,156,693 shares of its common stock at an average price of $5.21/share for a total cost (including commission) of $6,055,173.

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

Spin-Off Transaction

On August 31, 2023, in order to more directly incentivize the key employees of the Company’s subsidiary, Aarki, Inc. (“Aarki”), the Company made the determination to allow certain key employees of Aarki to receive equity awards in Aarki, consisting of a combination of option awards and restricted stock awards, which will vest over the next four years. On a fully diluted basis, the awards would represent approximately 20% of the ownership of Aarki. As of September 30, 2023, no awards have been granted in connection with the foregoing and the Company continues to consolidate Aarki in its consolidated financial statements. In connection with the spin-off transaction, the Company is also investing $5,000,000 in the form of Series A Preferred Stock of Aarki to properly allocate working capital to the business. The Company does not intend to grant any future Skillz equity awards to any Aarki employees, and all unvested Skillz equity awards have been surrendered by Aarki employees. The Company recognized $3.3 million of stock compensation expense in connection with acceleration of these awards.

In connection with the foregoing, Aarki is also being designated as an unrestricted subsidiary under the indenture governing the Company’s 10.250% Secured Notes due 2026.

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
Skillz was founded in 2012 by Andrew Paradise and Casey Chafkin with the vision to make eSports accessible to everyone possible. As of September 30, 2023, the platform had 1.0 million monthly active users (“MAUs”) and hosts an average of over 2.9 million daily tournaments, including 0.58 million paid entry daily tournaments, offering over $1 million in prizes each month. Since our inception in 2012, over 16,000 registered game developers have launched a game integration on our platform. As of September 30, 2023, over 500 developers had a game on our platform with at least one installed user.
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
Historically, our top games and related developers have accounted for a substantial portion of our revenue earned from the Skillz platform. For the three months ended September 30, 2023 and 2022, the games Solitaire Cube, 21 Blitz (each developed by Tether Studios, LLC (“Tether”)) and Blackout Bingo (developed by Big Run Studios Inc. (“Big Run”)) combined accounted for 71% and 72% of our revenue, respectively. For the three months ended September 30, 2023 and 2022, Tether accounted for

45% and 40% of our revenue, respectively. For the three months ended September 30, 2023 and 2022, Big Run accounted for 36% and 40% of our revenue, respectively. For the nine months ended September 30, 2023 and 2022, the games Solitaire Cube, 21 Blitz and Blackout Bingo combined accounted for 70% and 71% of our revenue, respectively. For the nine months ended September 30, 2023 and 2022, Tether accounted for 44% and 38% of our revenue, respectively. For the nine months ended September 30, 2023 and 2022, Big Run accounted for 36% and 41% of our revenue, respectively.
Our top titles rotate over time as more games generate success on the Skillz platform. In the nine months ended September 30, 2023, the number of games that generated over $1 million of annualized Gross Marketplace Volume (“GMV”) decreased 31% to 33 from 48 in the nine months ended September 30, 2022.
The following supplemental financial information table summarizes key operating metrics for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross marketplace volume (“GMV”) (000s)(1)	$241,146	$360,364	$774,007	$1,344,707
Paying monthly active users (“PMAUs”) (000s)(2)	168	320	193	437
Monthly active users (“MAUs”) (000s)(3)	1,038	1,665	1,094	2,376
Average GMV per paying monthly active user(4)	$478.8	$375.6	$446.2	$342.1
Average GMV per monthly active user(5)	$77.5	$72.1	$78.6	$62.9
Average revenue per paying monthly active user (“ARPPU”)(6)	$72.3	$62.8	$69.9	$58.5
Average revenue per monthly active user (“ARPU”)(7)	$11.7	$12.1	$12.3	$10.9
Paying MAU to MAU ratio	16%	19%	18%	19%
Average end-user incentives, included as sales and marketing expense, per paying active user(8)	$33.57	$24.83	$29.76	$24.51
Average end-user incentives, included as sales and marketing expense, per playing active user(9)	$5.43	$4.77	$5.24	$4.50
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
User acquisition (“UA”) marketing is a sales and marketing expense to acquire new paying users to the platform. Assuming acquisition cost per user is constant, decreases in UA marketing expense typically result in lower revenue as a result of having fewer new paying users. The reduction in UA marketing and engagement marketing expenses during fiscal year 2022 and 2023 has resulted in a substantial reduction in revenue and is expected to continue to result in a reduction in revenue. We are currently unable to reasonably estimate the quantitative impact, or range of impact, that reductions in UA marketing and engagement marketing will have on forward-looking revenue as a result of the number of interrelated factors impacting revenue, including, but not limited to, retention of existing users on the platform, ARPPU, efficacy of various engagement marketing programs on existing users, elasticity of the digital advertising supply curve, and impact of varying levels of player liquidity on the existing user ecosystem.
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
The following table summarizes additional components of GMV, including average GMV per active user and average GMV per paying active user for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
As a percentage of GMV(%)
Prior winnings (1)	81%	81%	81%	81%
Cash deposits (2)	12%	12%	12%	12%
End user incentives (3)	7%	7%	7%	7%
As components of average GMV per paying monthly active user ($)
Prior winnings	$389.7	$302.7	$361.6	$275.8
Cash deposits	$53.2	$46.7	$52.1	$41.3
End user incentives	$35.9	$26.2	$32.4	$25.0
As components of average GMV per monthly active user ($)
Prior winnings	$63.0	$58.2	$63.7	$50.7
Cash deposits	$8.6	$9.0	$9.2	$7.6
End user incentives	$5.8	$5.0	$5.7	$4.6
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

Prizes include cash, Bonus Cash, physical merchandise and items sponsored by third-parties. Prizes for the three months ended September 30, 2023 and 2022, consisted of approximately 91% cash, 9% Bonus Cash, 92% cash, and 8% Bonus Cash, respectively. Prizes for the nine months ended September 30, 2023 and 2022, consisted of approximately 92% cash, 8% Bonus Cash, 91% cash, and 9% Bonus Cash, respectively. Physical merchandise and items sponsored by third-parties were de minimis for the periods presented.
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
•Product-first philosophy and data science capabilities — We have built a culture that puts product first, driving our impact with users and developers and then scaling marketing investment. For the three and nine months ended September 30, 2023, 35% and 37% of our salary costs, respectively, were spent on product development. Our easy-to-integrate SDK contains over 200 features in a less than 16-MB package which allows for over-the-air upgrades. Our intuitive Developer Console dashboard enables our developers to rapidly integrate and monitor the performance of their games. Our LiveOps system enables us to manage and optimize the user experience across the thousands of games on our platform. We collect over 300 data points during each gameplay session to feed our big data assets which augment all elements of our platform. Our key data science technologies drive our player rating and matching, anti-cheat and anti-fraud, and user experience personalization engine.
•Our unit economics — Our proprietary and highly scalable software platform produces revenue at a low direct cost (i.e. direct software and server costs), contributing to our gross margins. Once acquired, each user cohort contributes to revenue over its life such that at three months, approximately 20% of users in a cohort continue to be paying users and the balance of PMAUs have churned. Thereafter, our retention curve continues to flatten with a limited portion of users continuing to contribute to revenue in each cohort for subsequent years. A cohort is all the users acquired in the period presented. A user is considered part of a cohort based on the first time they make a deposit and enter a paid tournament. Once a user is considered part of a cohort, they are always counted in that cohort. During the nine months ended September 30, 2023, we experienced lower than average user retention driven by reduced user incentives, product feature changes and macroeconomic conditions, which is a continuation of the trend observed in 2022.
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
Results of Operations
Comparison of the three months ended September 30, 2023 and 2022

	Three Months Ended September 30,		Increase/(Decrease)
	2023	2022	Amount	Percentage
(In thousands, except for number of shares, per share amounts, and percentages)
Revenue	$36,427	$59,216	$(22,789)	(38)%
Costs and expenses:
Cost of revenue	3,693	7,599	(3,906)	(51)%
Research and development	7,852	7,937	(85)	(1)%
Sales and marketing	31,925	51,480	(19,555)	(38)%
General and administrative	24,389	20,936	3,453	16%
Impairment of intangible assets and other charges	—	51,230	(51,230)	(100)%
Total costs and expenses	67,859	139,182	(71,323)	(51)%
Loss from operations	(31,432)	(79,966)	48,534	(61)%
Gain on extinguishment of debt	—	2,553	(2,553)	(100)%
Interest expense, net	(2,279)	(6,360)	4,081	(64)%
Change in fair value of common stock warrant liabilities	127	(80)	207	(259)%
Other income, net	48	508	(460)	(91)%
Loss before income taxes	(33,536)	(83,345)	49,809	(60)%
Provision for (benefit from) income taxes	9	(120)	129	(108)%
Net loss	$(33,545)	$(83,225)	$49,680	(60)%
Revenue
Revenue was $36.4 million for the three months ended September 30, 2023, compared to $59.2 million for the three months ended September 30, 2022. The decrease of $22.8 million was primarily due to a decrease in the Company’s player base resulting from decreased user acquisition and engagement marketing spend of 60% and 28%, respectively. The reduction in user acquisition and engagement marketing spend was driven to prioritize profitability over revenue growth in fiscal 2023. The Company intentionally reduced spend to achieve better user acquisition efficiency and eliminate low-return engagement marketing programs. ARPU decreased 3% over the same period.
Cost of Revenue
Cost of revenue was $3.7 million for the three months ended September 30, 2023, compared to $7.6 million for the three months ended September 30, 2022. The decrease of $3.9 million was primarily due to a reduction in amortization and depreciation expense driven by the write off of intangible assets in the second half of the year-ended December 31, 2022. Additionally, payment processing fees and customer service costs decreased.
Research and Development
Research and development costs were $7.9 million for the three months ended September 30, 2023, compared to $7.9 million for three months ended September 30, 2022. The change was flat for the periods.

Sales and Marketing
Sales and marketing costs were $31.9 million for the three months ended September 30, 2023, compared to $51.5 million for the three months ended September 30, 2022. The decrease of $19.6 million was primarily driven by decreases of $11.0 million and $6.6 million in user acquisition and engagement marketing spend, respectively. This intentional decrease was driven by the strategic decision to prioritize profitability over revenue growth in 2023. UA marketing expenses were $7.5 million and $18.5 million in three months ended September 30, 2023 and 2022, respectively. UA marketing as a percentage of revenue decreased to 21% in the three months ended September 30, 2023 from 31% in the three months ended September 30, 2022.
General and Administrative
General and administrative costs were $24.4 million for the three months ended September 30, 2023, compared to $20.9 million for the three months ended September 30, 2022. The increase of $3.5 million was driven by increases in legal costs of $2.5 million, temporary staffing costs of $0.8 million, and employee related costs of $0.4 million .This was partially offset by decrease in insurance expense of $0.9 million.
Impairment of intangible assets and other charges
Impairment charges of $51.2 million for the three months ended September 30, 2022 was related to impairment of the intangible assets.
Gain on extinguishment of debt
The gain on debt extinguishment of $15.2 million for the three months ended September 30, 2023 was related to the 2021 Senior Secured Notes. Refer to Note 6, Long-Term Debt, of the notes to the consolidated financial statements for further discussion.
Interest expense, net
Interest expense, net was $2.3 million for the three months ended September 30, 2023, compared to $6.4 million for the three months ended September 30, 2022. The decrease of $4.1 million primarily due to the redemption of a portion of the principal amount of the 2021 Senior Secured Notes in the third quarter of 2022. Additionally, interest income decreased by $4.0 million due to the maturation of investment securities.
Other income, net
Other income was $0.05 million for the three months ended September 30, 2023, compared to other income of $0.5 million for the three months ended September 30, 2022. The decrease of $0.5 million was primarily driven by changes in foreign currency rates.
Change in fair value common stock of warrant liabilities
The change in fair value of warrant liabilities for the three months ended September 30, 2023 was $0.1 million, compared to $(0.1) million for the three months ended September 30, 2022. Refer to Note 4, Fair Value Measurement, of the notes to the condensed consolidated financial statements for further discussion.

Results of Operations
Comparison for the nine months ended September 30, 2023 and 2022

	Nine Months Ended September 30,		Increase/(Decrease)
	2023	2022	Amount	Percentage
(In thousands, except for number of shares, per share amounts, and percentages)
Revenue	$120,975	$222,837	$(101,862)	(46)%
Costs and expenses:
Cost of revenue	11,923	25,802	(13,879)	(54)%
Research and development	24,757	44,840	(20,083)	(45)%
Sales and marketing	99,510	242,556	(143,046)	(59)%
General and administrative	78,080	140,540	(62,460)	(44)%
Impairment of intangible assets and other charges	455	51,230	(50,775)	(99)%
Total costs and expenses	214,725	504,968	(290,243)	(57)%
Loss from operations	(93,750)	(282,131)	188,381	(67)%
Gain on extinguishment of debt	15,205	2,553	12,652	496%
Interest expense, net	(7,486)	(22,113)	14,627	(66)%
Change in fair value of common stock warrant liabilities	278	5,405	(5,127)	(95)%
Other income, net	98	398	(300)	(75)%
Loss before income taxes	(85,655)	(295,888)	210,233	(71)%
Provision for (benefit from) income taxes	193	(488)	681	(140)%
Net loss	$(85,848)	$(295,400)	$209,552	(71)%
Revenue
Revenue was $121.0 million for the nine months ended September 30, 2023, compared to $222.8 million for the nine months ended September 30, 2022. The decrease of $101.9 million was primarily due to a decrease in the Company’s player base resulting from decreased user acquisition and engagement marketing spend of 80% and 47%, respectively. The reduction in user acquisition and engagement marketing spend was driven to prioritize profitability over revenue growth in fiscal 2023. The Company intentionally reduced spend to achieve better user acquisition efficiency and eliminate low-return engagement marketing programs. ARPU increased 13% over the same period.
Cost of revenue
Cost of revenue was $11.9 million for the nine months ended September 30, 2023, compared to $25.8 million for the nine months ended September 30, 2022. The decrease of $13.9 million was primarily driven by a reduction in amortization and depreciation due to the write off of intangible assets in the second half of the year-ended December 31, 2022, and reductions in payment processing and customer support personnel costs.
Research and development
Research and development costs were $24.8 million for the nine months ended September 30, 2023, compared to $44.8 million for the nine months ended September 30, 2022. The decrease of $20.1 million was primarily driven by a $20.4 million decrease in employee related costs, due to a reduction in headcount, resulting from the restructure in the second quarter of 2022. Additionally, equipment and software related costs decreased $1.2 million. This was partially offset by increases of $1.3 million in professional fees.
Sales and marketing
Sales and marketing costs were $99.5 million for the nine months ended September 30, 2023, compared to $242.6 million for the nine months ended September 30, 2022. The decrease of $143.0 million was primarily attributable to decreases in user acquisition and engagement marketing spend of $86.3 million and $46.0 million, respectively. This intentional decrease was driven by the strategic decision to prioritize profitability over revenue growth in 2023. UA marketing expenses were $21.6 million and $108.0 million in nine months ended September 30, 2023 and 2022, respectively. UA marketing as a percentage of revenue decreased to 18% in the nine months ended September 30, 2023 from 48% in the nine months ended September 30, 2022. Additionally, employee related expenses decreased $9.5 million, primarily driven by reduced headcount as a result of the 2022 restructuring, and amortization expense decreased $6 million. This was partially offset by an increase in professional fees of $1.6 million.
General and administrative
General and administrative costs were $78.1 million for the nine months ended September 30, 2023, compared to $140.5 million for the nine months ended September 30, 2022. The decrease of $62.5 million was primarily driven by a decrease in employee related expenses of $76.3 million, primarily attributable to a $64.1 million decrease in stock-based compensation expense. The decrease in stock-based compensation was primarily driven by the 2022 cancellation of performance stock units previously granted to the CEO without a concurrent grant or offer of a replacement award. As such, the Company recorded the remaining unrecognized compensation costs related to the award during the nine months ended September 30, 2022. Other employee related expenses decreased $12.1 million due to a reduction in headcount, as a result of the restructuring that occurred in the second quarter of 2022. Additionally, insurance cost decreased by $2.6 million. The decreases were offset by increases in legal fees $8.4 million, temporary staffing $5.3 million and professional fees $3.3 million.
Impairment of intangible assets and other charges
Impairment charges were $0.5 million for the nine months ended September 30, 2023, compared to nine months ended September 30, 2022. The decrease of $50.8 million was primary related to impairment of the intangible assets.

Gain on extinguishment of debt
The gain on debt extinguishment of $15.2 million for the nine months ended September 30, 2023 was related to the 2021 Senior Secured Notes. Refer to Note 6, Long-Term Debt, of the notes to the consolidated financial statements for further discussion.
Interest expense, net
Interest expense, net was $7.5 million for the nine months ended September 30, 2023, compared to $22.1 million for the nine months ended September 30, 2022. The decrease of $14.6 million primary driven by decrease in interest expense as a result of the redemption of a portion of the principal amount of the 2021 Senior Secured Notes in the third quarter of 2022 and the repurchase of debt in the second quarter of 2023.
Change in fair value common stock of warrant liabilities
The change in fair value of warrant liabilities was $0.3 million for the nine months ended September 30, 2023, compared to $5.4 million for the nine months ended September 30, 2022. Refer to Note 4, Fair Value Measurement, of the notes to the condensed consolidated financial statements for further discussion.
Other income, net
Other income was $0.1 million for the nine months ended September 30, 2023, compared to other expense of $0.4 million for the nine months ended September 30, 2022. The decrease of $0.3 million was primarily driven by changes in foreign currency rates.
Provision for (benefit from) income taxes
Provision for income taxes was $0.2 million for the nine months ended September 30, 2023, compared to a benefit of $0.5 million for the nine months ended September 30, 2022. The increase of $0.7 million was primarily driven by the reversal of net deferred tax liabilities related to the acquisition of Aarki in the prior period.
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
The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(33,545)	$(83,225)	$(85,848)	$(295,400)
Interest expense, net	2,279	6,360	7,486	22,113
Stock-based compensation(1)	12,440	6,058	33,610	97,368
Change in fair value of common stock warrant liabilities	(127)	80	(278)	(5,405)
Provision for (benefit from) income taxes	9	(120)	193	(488)
Depreciation and amortization	486	4,587	1,858	15,705
Gain on extinguishment of debt	—	(2,553)	(15,205)	(2,553)
Other income, net	(48)	(508)	(98)	(398)
Impairment charges(2)	—	51,230	455	51,230
Restructuring charges(3)	—	1,897	—	4,830
One-time nonrecurring expenses(4)	—	—	—	26
Adjusted EBITDA	$(18,506)	$(16,194)	$(57,827)	$(112,972)

(1)For the nine months ended September 30, 2022, amount includes stock-based compensation recognized for the cancellation of the Chief Executive Officer’ award of 805,000 performance share units granted on September 14, 2021 (the “CEO Performance Stock Units”).
(2)For the three and nine months ended September 30, 2022, amount includes impairment of intangible assets related to the developed technology and customer relationships for our Aarki acquisition.
(3)For the three and nine months ended September 30, 2022, amount includes restructuring charges related to employee termination benefits.
(4)For the three and nine months ended September 30, 2022, amounts represent one-time nonrecurring expenses related to IPO bonuses for certain employees, net of amounts forfeited by terminated employees.
Liquidity and Capital Resources
Since inception, we have financed our operations primarily from the sales of capital stock. As of September 30, 2023, our principal sources of liquidity were our cash and cash equivalents in the amount of $330.2 million, which are primarily invested in money market funds and marketable securities with maturities of less than three months, and marketable securities in the amount of $6.9 million.

As of September 30, 2023, the Company had 226,786 Private Warrants outstanding. During the nine months ended September 30, 2023, there was no exercise of any Private Warrants.
In December 2021, the Company offered $300 million in aggregate principal senior secured notes due 2026 in a private offering. The notes were sold in a private placement to qualified institutional buyers. Annual interest started to accrue from December 20, 2021 at a stated rate of 10.25% and will be payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The notes will mature on December 15, 2026. We used the net proceeds from the offering for general corporate purposes, which included investments in marketable securities classified as available-for-sale. We may also use the proceeds for potential acquisitions of other companies, products, or technologies that we may identify in the future. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, make certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. After giving effect to the September 1, 2022 and the 2023 open market repurchases, as of September 30, 2023, $129.7 million of the senior secured notes remained outstanding. We were in compliance with all covenants applicable to the notes as of September 30, 2023.
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
The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(59,486)	$(166,784)
Net cash provided by investing activities	$163,744	$176,041
Net cash used in financing activities	$(136,616)	$(10,737)
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
Net cash used in operating activities was $59.5 million for the nine months ended September 30, 2023. The most significant component of our cash used during this period was a net loss of $85.8 million, which included non-cash expenses of $33.6 million related to stock-based compensation which was offset by the gain on debt extinguishment of $15.2 million related to the open market repurchases of our senior notes during the second quarter of 2023 and partially offset by net cash inflows of $3.3 million from changes in operating assets and liabilities. The net cash inflows from changes of operating assets and liabilities were primarily the result of increases in other liabilities of $8.3 million and accounts payable of $0.7 million. These cash inflows were slightly offset by decreases in accounts receivable of $2.1 million and of $1.9 million in prepaid expenses and other assets, respectively.
Cash Flows from Investing Activities
Net cash provided by investing activities was $163.7 million for the nine months ended September 30, 2023. The net cash provided by investing activities included $56.6 million in proceeds from sales of marketable securities and $121.2 million in proceeds from maturities of marketable securities which were partially offset by purchase of an office building of $12.1 million in Las Vegas, Nevada
Cash Flows from Financing Activities
Net cash used in financing activities was $136.6 million for nine months ended September 30, 2023, which was primarily due to principal payments on extinguishment of debt.

Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations.
Leases
We have operating lease arrangements for office space, and finance lease agreements for certain network equipment. As of September 30, 2023, we had lease payment obligations of $19.1 million, of which $3.7 million is payable within 12 months.
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
Interest Rate Risk

The market risk inherent in our financial instruments and our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2023, we had cash and cash equivalents of $330.2 million, which consisted of money market fund accounts and commercial papers for which the fair market value would be affected by changes in the general level of U.S. interest rates. As of September 30, 2023, we had marketable securities of $6.9 million, which primarily consisted of corporate debt and asset backed securities, for which the fair market value would be affected by changes in the general level of interest rates. We limit the amount of credit exposure to any one issuer. Our investments carry a degree of interest rate risk. However, due to the low-risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our cash and cash equivalents and marketable securities.
Foreign Currency Risk
There was no material foreign currency risk for the nine months ended September 30, 2023 and 2022.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective as a result of previously disclosed material weaknesses in our internal control over financial reporting as described below.

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

Risk Assessment

We were unable to maintain an effective risk assessment process based on the criteria established in the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework. The Company’s risk assessment process did not adequately identify financial statement risks related to the Company’s exposure to indirect taxes that impacted the indirect tax liability in our December 31, 2022 consolidated balance sheet and resulted in a restatement of our previously issued consolidated financial statements. In addition, we did not timely identify third party service organizations on which we rely that were not planning to issue System Organization Controls (SOC) reports, or issued SOC reports with qualified opinions. Consequently, we did not implement mitigating internal controls to adequately respond to the related financial statement risks. As of September 30, 2023, the risk assessment-related material weakness remediation efforts were not completed and, therefore, the material weakness previously identified continued to exist as of September 30, 2023.

Information Technology General Controls (ITGCs)

ITGCs in the areas of access and program change over information technology (IT) systems that support the Company’s financial reporting processes were not designed or operating effectively. Specifically, the Company did not maintain sufficient: (a) user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (b) program change management controls to ensure that IT program and data changes affecting financial information technology applications and underlying records are identified, tested, authorized, and implemented appropriately. As a result, the Company’s related IT dependent manual and application controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs were also deemed ineffective. As of September 30, 2023, the ITGC-related material weakness remediation efforts were not completed and, therefore, the material weakness previously identified continued to exist as of September 30, 2023.

Internal Controls Over Accounting Processes

Controls designed to properly evaluate certain accounting processes, including where management review was involved, did not operate effectively due to the lack of sufficient documentation or evidence retained to demonstrate management’s review across accounting processes. In addition, as noted in the Risk Assessment section above, we were unable to design and implement controls to prevent and detect misstatements across several accounting processes, including related to the Company’s accounting for its end-user liability balance in our December 31, 2022 balance sheet, and resulted in a restatement of our previously issued consolidated financial statements. The material weakness remediation efforts for the foregoing were not completed as of September 30, 2023. Therefore, there continued to be insufficient documentation or evidence retained to demonstrate management’s review across accounting processes as of September 30, 2023.

Remediation of Material Weaknesses

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

Changes in Internal Control over Financial Reporting

Except as noted above associated with the material weaknesses and corresponding remediation procedures as described above, there was no change in our internal control over financial reporting during the third quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1*	Certificate of Correction to the Fourth Amended and Restated Certificate of Incorporation	8K		10/24/2023
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**Submitted electronically with the report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, on the eighth day of November, 2023.

SKILLZ INC.

By:	/s/ Andrew Paradise
Name:	Andrew Paradise
Title:	Chief Executive Officer and Chairman

By:	/s/ Jason Roswig
Name:	Jason Roswig
Title:	President and Chief Financial Officer