Form 10-K
period 2023-12-31
Skillz Inc.
filed 2024-08-29
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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
(Registrant's telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023 was approximately $161 million based on the closing price of such common equity on the New York Stock Exchange on such date.

As of August 15, 2024, the registrant had outstanding 13,997,969 shares of Class A common stock, par value $0.0001, and 3,430,063 shares of Class B common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SKILLZ INC.

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Annual Report contains forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of Skillz Inc. (“Skillz”). These statements are based on the beliefs and assumptions of the management of Skillz. We also may provide forward-looking statements in oral statements or other written materials released to the public. Although Skillz believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Skillz cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “will”, “should”, “seeks”, “plans”, “scheduled”, “anticipates”, “intends” or similar expressions and the negatives of these words. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about the ability of Skillz to:

•effectively compete in the global entertainment and gaming industries;
•attract and retain successful relationships with third-party mobile game developers (“developers” and each a “developer”) that develop and update games hosted on Skillz’s platform;
•drive brand awareness with end-users;
•invest in growth and development of employees;
•mitigate the commercial, reputational and regulatory risks;
•remediate during 2024 certain not-fully remediated material weaknesses in our internal control over financial reporting; and
•comply with evolving laws, regulations and expectations applicable to its business, including with respect to cybersecurity and corporate governance matters.

These forward-looking statements are based on information available as of the date of this Form 10-K, and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the Securities and Exchange Commission (“SEC”). Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

BASIS OF PRESENTATION

The Company is a smaller reporting company as defined in the Securities and Securities Exchange Act, as amended. Accordingly, it has utilized certain accommodations provided for scaled disclosures in its Annual Report on Form 10-K and proxy statement. Accommodations utilized include (i) a two-year presentation of the audited financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations; (ii) reduced disclosures of certain executive compensation and stock performance information; and (iii) not disclosing quantitative and qualitative disclosures about market risk.

ITEM 1. BUSINESS

In this Annual Report, when we use the terms the “Company,” “Skillz,” “we,” “us” and “our,” unless otherwise indicated or the context otherwise requires, we are referring to Skillz Inc. and its wholly-owned subsidiaries.

Overview

We were founded on one simple belief: competition holds the power to unleash possibilities in all of us . We are all born with skills and when we are able to apply those skills through competition, we can achieve great things. That is the guiding principle behind why we are building the competition layer of the internet by re-inventing competitive mobile gaming.

Our company’s mission is to bring out the best in everyone through competition. We are creating opportunities for all people to experience an epic win and for game developers to turn their craft into financial success.

Our proprietary platform revolutionizes and democratizes the mobile gaming industry by “leveling the playing field” for developers worldwide, enabling us to deliver gaming experiences that our player community trusts and loves.

The trust and fairness we foster with our player community is part of the foundation upon which our business is built.

Fair Play

Our proprietary platform provides certainty that every player is fairly matched against another real player. That is the bedrock of competition, and a critical tenet of skill-based gaming. Unfortunately, we believe there are competitors that do not follow ethical fairness practices and utilize bots to deceive players, often matching their consumers against bots instead of real opponents.

In 2024, following a jury verdict finding AviaGames willfully infringed one of Skillz’s patents, the Company entered into a settlement. The evidence we made public at trial showed the competitor and their executives are using bots to build their business, which we believe deceives consumers and harms our company’s competitive position. Instead of being matched with real opponents, as advertised, the evidence showed that consumers were unknowingly competing against bots. We believe the evidence made public at trial showed the competitor’s use of bots allowed it to engineer the outcome of the matches and directly pocket the consumers’ money.

Winning this first case was a big milestone, but we are far from done in our quest to uphold fair play and protect consumers from what we believe is fraudulent inducement, misrepresentation and the outright theft of billions of hard-earned consumer dollars. We will continue to do everything in our power to help stop those dishonest practices.

We are 100% committed to this effort and believe that in addition to the trial verdict and settlement award won in 2024, we will prevail in similar circumstances in the future while at the same time, eliminating ‘bad actors’ from the gaming industry. Additionally, the Company is in the early stages of two lawsuits filed against our competitors, Papaya Gaming (as defined below) and Voodoo (as defined below), alleging that those competitors engaged in false advertising and unfair business practices in connection with their use of bots in mobile games, unbeknownst to customers. We also note that class action lawsuits have already been filed against two of our competitors (AviaGames and Voodoo). We are hopeful that government authorities will take note of Skillz’s progress identifying fraudulent bot use in the industry and take action to protect consumers.

As we uncover proof of fraudulent use of bots at any company in this industry we intend to initiate additional actions that help protect both Skillz and consumers. Our goal is not to reduce competition, but rather to ensure that all organizations in our industry maintain the same level of commitment to providing a transparent and fair player experience. Skillz will continue to combat the deceptive usage of bots until all systemic fraud in our industry is eliminated.

Our Turnaround Efforts

To propel Skillz toward sustained top-line growth and positive cash flow, we've established four strategic pillars.

First, enhancing our platform to improve consumer and developer engagement and retention. Second, upleveling our organization. Third, improving our go-to-market efficiency. Fourth, demonstrating a clear path to profitability. Our successful execution against the first three pillars then leads to the progress we are making with achieving our fourth key pillar: demonstrating a clear path to profitability with a goal of generating positive Adjusted EBITDA by the end of 2024.

While our progress to-date is encouraging and we remain confident in our ability to continue improving the business, progress takes time to fully achieve our business turnaround objectives.

Our Segments

Skillz

Skillz is a leading eSports gaming platform. Its platform enables game developers to monetize their content through multi-player competition. By utilizing Skillz’ monetization services, developers can enhance their end-user experiences by enabling them to compete in head-to-head matches, live tournaments, leagues, and charity events while also increasing player retention through referral bonus programs, loyalty perks, on-system achievements, and rewards / prizes. Skillz provides its monetization services to developers via a downloadable software development kit (“SDK”). The SDK integrates with developers’ existing games. Monetization services include end-user registration, player matching, fraud & fair play monitoring, and settlement for player billings and payouts. Skillz is headquartered in Las Vegas, NV with offices in Los Angeles, CA, Canada, and India.

Aarki

Aarki is an AI company that delivers advertising solutions to drive revenue growth for mobile app developers. Aarki enables brands to effectively engage audiences in a privacy-first world by using billions of contextual bidding signals coupled with proprietary machine learning and behavioral models. Aarki works with hundreds of advertisers globally and manages approximately 5 million mobile ad requests per second from over 10 billion devices. Aarki is headquartered in San Francisco, CA, with offices in Europe, the Middle East and Asia.

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

Our SDK includes many social features such as in-game chat, friends, tournaments and leagues which allow players to interact and build relationships, strengthening the Skillz player community. Our players enjoy social experiences around our games, by communicating during and after competitions, on topics ranging from sharing gameplay strategies to building healthy rivalries and making personal connections. Our “Friends” feature allows players to challenge a friend to a match and broadcasts that player’s affinity for Skillz to their social network.

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

Live Operations

Delivering live operations in games is critical to user retention and engagement. Our live operations, or LiveOps, system manages and optimizes user experience across the thousands of games on our platform. We have built a highly automated system to power LiveOps on our platform. LiveOps in mobile games on our platform encompasses everything from generating new events to creating new and exciting tournament formats in which users can compete in brand and influencer-sponsored events. With our highly automated system, we are able to run LiveOps for the games on our platform with what we believe is a fraction of the resourcing required by a typical game developer.

We run multivariate testing on our system settings to optimize user engagement and retention for games on our platform. Our system manages the presentation of tournament formats, frequency of events and merchandising of the Ticketz store, which is our in-game store that allows users to redeem prizes in exchange for tickets earned in gameplay on our platform (“Ticketz”). Ticketz can be redeemed within our loyalty program for prizes or credits to be used towards future paid-entry tournaments.

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

Data Science

Our algorithms and machine learning technologies augment all facets of our platform. Key features of our proprietary data science technologies include anti-cheat, anti-fraud, player rating and matching, and segmentation engine. We believe our technology capabilities are industry-leading and have helped to differentiate our product offerings and fuel our growth and promote fair play.

Strong anti-cheat and anti-fraud protections are among the most critical elements required to foster a healthy fair-play competitive ecosystem. Our systems need to continuously evolve to stay ahead of sophisticated attempts to defraud or stack the odds against users. As a component of our proprietary security systems, we use our robust data to analyze and build statistical maps to predict users’ probable next outcome. This probability modeling then enables us to statistically detect anomalies, which are escalated for further review and remediation, where needed.

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

Our Developer Community

The global video game market size was estimated at $217.1 billion in 2022 and is expected to grow at a compound annual growth rate (CAGR) of 13.4% from 2023 to 2030. The market's expansion is attributed to the ongoing trend of online gaming, the emergence of high bandwidth network connectivity, and the continuous demand for 3D games. In addition, an upsurge in the penetration of smartphones has made video games more accessible, portable, and social. This has further driven the industry’s growth with the emergence of technologically advanced and more powerful smartphones. Market players are also focusing on developing advanced gaming products and services to attract a larger customer base, which is positively influencing the overall industry. However, mobile video game developers increasingly struggle to get their content discovered and monetized. The introduction of standardized game development platforms and universally known distribution platforms such as the AppStore, Google Play, and Galaxy Store have resulted in a flood of game content to the market. Meanwhile, traditional methods used by game developers to monetize their content (e.g., via Ads or In-Game Purchase) have not kept pace. As a result, a massive amount of great game content is not being discovered or monetized to its fullest potential.

Skillz provides a service to the game developers aimed at improving the monetization of their game content. The monetization service provided by Skillz allows developers to offer multiplayer competition to their end-users which increases end-user retention and engagement.

We have a growing community of developers using our platform to bring their art to the world. Content creation has been democratized in recent years with the introduction of standardized game development and distribution platforms. As of December 31, 2023, we had over 16,000 registered game developers launch game integration on our system. As of December 31, 2023 over 600 developers had a game on our platform with at least one installed user. Our self-serve platform enables our developer customers to integrate and monitor their game performance through sophisticated dashboards. This allows the developers to do what they do best — build great games — while we help them on all other fronts by delivering services such as payments, analytics, LiveOps, prize fulfillment and customer service. Historically, a small number of games have accounted for a substantial portion of our revenue.

Games on our platform initially go live with free-to-play capabilities, before applying for prized competitions. We carefully curate which games are enabled for prizes based on a number of criteria, to ensure we provide an enticing competitive mobile gaming experience. We actively monitor metrics such as, but not limited to, player liquidity inside each game (based on number of daily active users), the stability of each game (based on crash rates), user satisfaction (based on app store ratings), and user issues (as reported on support tickets). Games that do not meet our quality thresholds or are not determined by our proprietary algorithm to be skill-based are not prize enabled. We maintain player data and handle all communications with the players on behalf of our developers. This data model allows us to deliver effective monetization for the benefit of developers on our platform.

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

Our Marketing

Our ability to cost-effectively acquire new users is important to our success. We leverage software tools, analytics and data science to efficiently acquire, engage and retain users while reinforcing our trusted consumer-facing brand with both end-users and our developer partners. We acquire and engage users primarily through digital ad networks, our game developers and affiliate partners. We use paid marketing channels, in combination with compelling offers and exciting games, to achieve our objectives. We optimize our marketing investment across channels in order to generate targeted returns on our marketing spending.

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

With existing users, we seek to improve engagement and retention through engagement marketing programs that provide rewards and awards for players active on our platform. Players earn loyalty currency, called Ticketz, every time they play a paid entry contest. The frequency and amount of entry fees determine the amount of Ticketz that are earned. Players can earn trophies as awards for performing certain actions or achieving milestones in games, for which they receive Ticketz or credits, to be used towards future paid-entry tournaments. Tickets earned through the loyalty rewards and awards programs can be redeemed in our in-app Ticketz Store for various prizes ranging from Skillz-branded apparel to luxury goods and vehicles. Primarily, our users convert Ticketz to bonus cash. Approximately 96% and 94% of Ticketz were converted to bonus cash in 2023 and 2022, respectively.

Our Customer Advocacy

We provide 24/7 support and trust and safety services to our developers’ end-users. The customer support team responds to all user inquiries including support for game crashes, payment issues, and loyalty program inquiries. For the year ended December 31, 2023, our customer support team achieved a 95% Player customer satisfaction score (CSAT) for cash players. Our Trust & Safety team reviews any suspicious payments and chargebacks, and investigates anomalous scoring patterns and user reports of cheating, among other things. These suspected bad actors are reviewed on a case-by-case basis with several escalating levels of review, which ultimately may require an in-person play test on a Skillz-provided mobile device administered by a third-party security vendor to confirm the user’s ability.

Our People

We were founded in 2012 by Andrew Paradise and Casey Chafkin. At Skillz, we believe that every employee contributes to shaping the future of interactive entertainment. We are a multinational technology company with over 225 employees located in 11 countries as of December 31, 2023. Our business success is driven in large part by our highly skilled workforce. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce from time to time. None of our employees are represented by a labor organization or are a party to any collective bargaining agreement with respect to their employment by us.

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

Building a World Class Team. At Skillz, we believe a team with diverse business and geographic backgrounds leads to greater innovation, performance and engagement, enabling differential business growth. We believe that hiring employees in countries that have significant talent in gaming is important as we continue to make progress in our turnaround. As such, we have opened an office in India to attract and retain top gaming talent.

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

Our Competition
We primarily compete with alternative monetization services for mobile game content. This includes platforms that facilitate in-app advertisements and purchases. We principally compete on a number of factors, including a robust technology toolset designed with the ability to convert, engage and retain users. Our developers compete for end-users with other forms of consumer discretionary entertainment that vie for the users’ time and disposable income. This includes companies that provide video entertainment, music entertainment, social networking and other forms of leisure entertainment. The large companies in our ecosystem may play multiple roles, given the breadth of their businesses. Examples of these larger companies include Sony, Amazon, Meta, Apple, Alphabet, and Unity. Most of these companies are also our partners.

Our Intellectual Property

Our business relies substantially on the creation, use and protection of intellectual property. We protect our intellectual property by relying on international, federal, state and common law rights. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors. We actively seek patent protection covering our inventions and as of December 31, 2023, we had over 130 patents granted or pending worldwide.

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

State and federal laws in the U.S. and many other jurisdictions distinguish between games of skill and games of chance. We only enable games for paid entry-fee contests in jurisdictions in which skill-based gaming is permitted and not required to be licensed as gambling under applicable law. As of December 31, 2023, we enabled cash prizes in 45 states and the District of Columbia. Skillz enables cash prizes in all states except for Arkansas, Connecticut, Delaware, Louisiana and South Dakota. We use proprietary algorithms and data science tools designed to ensure that the degree of skill involved in affecting the outcome of a contest is sufficient to comply with applicable state laws. The scope and interpretation of the laws that are or may be applicable to the determination as to whether a contest is skill-based, and therefore beyond the scope of a state’s gambling laws and licensing requirements, are subject to interpretation and evolving. We have not received any licenses, authorizations or approvals confirming that the paid entry-fee contests hosted on our platform comply with applicable laws. Our compliance is based on our interpretation of existing state and federal laws regarding skill-based gaming. There is a risk that existing or future laws in the states in which we operate may be interpreted in a manner that is not consistent with our current practices, and could have an adverse impact on our business and prospects. Additionally, existing and future laws that permit skill-based gaming may be accompanied in the future by restrictions or taxes that make it less feasible or impractical to operate in these jurisdictions.

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

Our mailing address is 6625 Badura Ave, Las Vegas, NV 89118, and our telephone number is (415) 762-0511. Our Class A common stock is listed on the New York Stock Exchange (the “NYSE”) under the symbol “SKLZ.” Unless the context requires otherwise, the words “Skillz,” “we,” “Company,” “us” and “our” refer to Skillz Inc. and our wholly-owned subsidiaries.

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

We restated our previously issued unaudited interim condensed consolidated financial statements the first three quarters of 2022 and the second quarter of 2023. We concluded that these previous periods should be restated to correct (i) an understatement of end-user liability, (ii) reserves for potential indirect tax liabilities, (iii) impairment of long-lived assets, (iv) other adjustments and (v) income tax adjustments related to the aforementioned errors.

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

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2022 and December 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business, operating results and stock price.

As discussed in Part II – 9A, ”Controls and Procedures”, of this Annual Report, our management concluded that material weaknesses existed as of December 31, 2023.

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

If we are unable to remediate the material weaknesses timely and sufficiently or if we identify any new material weaknesses in the future, our ability to prevent or detect a misstatement of our accounts or disclosures could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our ability to obtain additional financing may be impaired and our stock price may decline as a result. We could also become subject to investigations or sanctions by the SEC, the stock exchange on which our securities are listed or other regulatory authorities. Likewise, failure to timely file our financial statements could cause us to be ineligible to utilize short form registration statements, which could impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

We operate in the global entertainment and gaming industries within the broader entertainment industry. Our end-users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and casinos, are more well established and may be perceived by the users to offer greater variety, affordability, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of the users. If we are unable to sustain sufficient interest in our gaming platform in comparison to other forms of entertainment, including new forms of entertainment, our business model may not be viable.

The specific industries in which we operate are characterized by dynamic customer demand and technological advances, and there is intense competition among online gaming and entertainment providers. A number of established, well-financed companies producing online games, and/or interactive entertainment products and services compete with our platform, and other well-capitalized companies may introduce competitive services. Such competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies, including with third-party developers, or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. Our competitors may also develop products, features or services that are similar to ours or that achieve greater market acceptance. Such competitors may also undertake more far-reaching and successful product development efforts or marketing campaigns, or may adopt more aggressive pricing policies. Competition may be further impacted by advancements in artificial intelligence, and our ability to compete in the future may be dependent, in part, on our ability to further develop artificial intelligence into our products and services. Furthermore, new competitors may enter the gaming industry. There has also been considerable consolidation among competitors in the entertainment and gaming industries and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products, gain a larger market share, expand offerings and broaden their geographic scope of operations. If we are not able to maintain or improve our market share, or if the offerings on our platform do not continue to be popular, our business could suffer.

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

Our focus on our third-party developers and willingness to focus on the long-term benefits of our relationships with such developers may conflict with the short-term interests of our business. We believe our third-party developer partners are essential to our success and establishing mutually successful relationships with such developers serves the best long-term interests of Skillz and our stockholders. Therefore, we have made in the past, and we may make in the future, significant investments or changes to the terms of our relationships with our developer partners that we believe will benefit us in the long term, even if our decision has the potential to negatively impact our operating results in the short term. In addition, our decisions may not result in the long-term benefits that we expect, in which case the success of our platform, business, financial condition or results of operations could be harmed.

Historically, a limited number of games have accounted for a substantial portion of our revenue. If these games were to become less popular or be removed from our platform and we are unable to identify and market suitable replacements, our business and prospects could suffer.

Historically, our top games and related developers have accounted for a substantial portion of our revenue earned from the Skillz platform. For the year ended December 31, 2023, Solitaire Cube and 21 Blitz (each developed by Tether Studios, LLC (“Tether”)) and Blackout Bingo (developed by Big Run Studios Inc. (“Big Run”)) combined accounted for 70% of our revenue. For the year ended December 31, 2023, Tether accounted for 44% of our revenue and Big Run accounted for 36% of our revenue. These games, and the related developers, are subject to our standard terms of service, which include, among other things, developer exclusivity for certain periods of time, as modified by negotiated agreements. The negotiated agreements provide Skillz with the discretion, but not the obligation, to provide marketing support for specified games and for revenue sharing with the developers that is more favorable to Skillz than our standard terms. These negotiated agreements restrict the removal of the applicable games from our platform for at least 12 months following termination. During the post-termination period, Skillz has the option, but not the obligation, to host paid competitions for such games on the platform. If these games were to become less popular or be removed from our platform and we are unable to identify and market suitable replacements, our business and prospects could suffer.

Our growth will depend on the ability to attract and retain end-users who participate in paid-entry fee contests, and the loss of such end-users, or failure to attract new end-users in a cost-effective manner, would adversely affect our business, financial condition, results of operations and prospects.

Our business depends on maintaining a successful platform for third-party developed games that end-users will download and pay entry fees to compete in. As a result, our business relies on our ability to engage with players by consistently and timely making available through our platform games that are engaging, trustworthy and competitive with compelling content, features and events.

The success of the games featured on our platform depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences. Our end-users have accounts in which they make deposits and hold prior winnings. Prior winnings represented more than 81% of total paid-entry fees for the year ended December 31, 2023. If the games offered on our platform do not meet consumer expectations, if they are not marketed in a timely and effective manner, or if end-users decide to withdraw prior winnings rather than apply such winnings as entry fees to enter subsequent paid contests on our platform our revenue cash flow and financial performance will be negatively affected. End-user liability as of December 31, 2023 amounted to $6.6 million and is reflected on our balance sheet within other current liabilities. Typically, these funds are returned to end-users if they choose to withdraw them from their account.

In addition to the market factors noted above and elsewhere in these risk factors, our ability to successfully attract games to our platform and the ability of such games to achieve commercial success will depend on our ability to:
•achieve benefits from player acquisition costs;
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

These and other uncertainties make it difficult to know whether our platform will succeed in continuing to host successful games and new games and features in accordance with our operating plan. If we do not succeed in doing so, our business, financial condition, results of operations and reputation could suffer.

It may become increasingly difficult and more expensive for us to acquire players for our games and we may not achieve a positive return on investment on our user acquisition efforts.

It may become increasingly difficult and more expensive for us to acquire players for our games for a variety of reasons, including the increasingly competitive nature of the mobile gaming industry as well as the proliferation of other real money gaming options available for players. Furthermore, we acquire and engage users primarily through digital ad networks, our game developers and affiliate partners. We use paid marketing channels to achieve our objectives. We optimize our marketing investment across all our channels in order to generate strong returns on our marketing spending. If the number of players who download new title launches on our platform does not meet our expectations, our revenue and operating results will suffer.

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

We have experienced, and expect to continue to experience, media, legislative, governmental, regulatory, investor and other third-party scrutiny of our business decisions. Any scrutiny, inquiry, investigation or action, including regarding the quality and trustworthiness of the games featured on our platform, data privacy, copyright, employment or other practices, workplace culture, product changes, service quality, litigation or regulatory action or regarding the actions of our employees, may harm our brand and reputation.

Economic downturns and political and market conditions beyond our control could adversely affect our business, financial condition, results of operations and prospects.

Unfavorable economic conditions have had, and may continue to have, far-reaching adverse consequences across many industries, including the global entertainment and gaming industries, which may adversely affect our financial condition, results of operations and prospects. In addition, changes in the general market, economic and political conditions in domestic and foreign economies or financial markets, including fluctuation in stock markets resulting from, among other things, trends in the economy as a whole may reduce users’ disposable income. Political instability or adverse political developments could also harm our business, financial condition and results of operations. For example, the military conflict between Russia and Ukraine, the conflict in Israel and Gaza and the conflict in the Red Sea Region and any business interruptions or other spillover effects from such conflicts could adversely affect our operations. Additionally, it is possible that the Russia-Ukraine conflict, the conflict in Israel and Gaza and the conflict in the Red Sea Region may escalate or expand, and the scope, extent and duration of the military action, current or future sanctions and resulting market and geopolitical disruptions could be significant. While to date these sanctions and export controls have not had a material impact on our business, it is possible that these measures, as well as any countervailing responses from Russia, could adversely affect us and/or our supply chain, business partners or customers.

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

Our operations and business may be materially and adversely impacted by future pandemics, epidemics and other health emergencies.

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

While substantially all of our business operations can be performed remotely in the case of a pandemic or epidemic, in the past, many of our employees would be required to juggle additional work-related and personal challenges, including adjusting communication and work practices to collaborate remotely with work colleagues and business partners, managing technical and communication challenges of working from home on a daily basis, looking after children as a result of remote-learning and school closures, making plans for childcare and caring for themselves, family members or other dependents who are or may become ill which have impacted and may impact in the future, our business and operations.

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

Our technology infrastructure is critical to the performance of our platform and offerings and to the satisfaction of our developer partners and users. We devote significant resources to network and data security to protect our systems and data, including resources devoted to the rapid evolution and increased adoption of artificial intelligence technologies and especially as we continue to operate under a hybrid working model under which employees can work and access our technology infrastructure remotely. However, cybersecurity incidents, including breaches, computer malware, computer hacking and insider threats have become more prevalent in our industry, and our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that the measures we take to prevent or hinder cybersecurity incidents, protect our systems, data and user information and to prevent outages, data or information loss, fraud and to prevent or detect security breaches, including a disaster recovery strategy for server and equipment failure and back-office systems and the use of third parties for certain cybersecurity services, will provide sufficient security. Any cybersecurity breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions, loss or corruption of data, software, hardware or other computer equipment, or the inadvertent transmission of computer viruses or other unauthorized access to our systems caused by employee error, malfeasance or other disruptions could adversely affect our business, financial condition, results of operations or reputation and could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disruption of our operations and the services we provide to users. We have experienced and will continue to experience hacking attacks of varying degrees from time to time. Because of our prominence in the gaming industry, we believe we are a particularly attractive target for hackers. Additionally, rapidly evolving technology and capabilities (including artificial intelligence), evolving changes in the sources, capabilities and targets for cybersecurity attacks, as well as the increasing sophistication of cyber criminals increase the risk of material data compromise or business disruption.

Our vendors and other third parties with whom we do business with, such as our developer partners, are also subject to the foregoing risks, and we do not have any control over them. We have experienced, and we may in the future experience, system disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Such disruptions have not had a material impact, individually or in the aggregate to date; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, including violations of applicable privacy laws which can result in significant fines, governmental investigations and enforcement actions, legal and financial exposure, contractual liability and damage to our reputation, each of which could materially adversely affect our business, financial condition, results of operations, reputation and prospects.

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

We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding skill-based gaming, consumer protection, electronic marketing, data protection and privacy, competition, taxation, intellectual property, export and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly outside the U.S. In 2022, the Australian Taxation Office completed a comprehensive review of the Company’s tax obligations and determined the Company was required to register for the Goods and Service Tax in Australia. The Company then conducted a review of other foreign jurisdictions and determined it was liable for indirect taxation in various countries. See Note 10, Commitments and Contingencies, for further details. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices, and could have an adverse effect on our business, financial condition, results of operations and growth prospects. It is also likely that as our business grows and evolves, particularly if we expand to other countries, we will become subject to laws in additional jurisdictions or other jurisdictions may claim that we are required to comply with their laws.

State and federal laws in the U.S. distinguish between games of skill and games of chance. We only enable games for paid entry-fee contests in states in which skill-based gaming is permitted and not required to be licensed as gambling under applicable state law. As of December 31, 2023, we are permitted to operate skills-based gaming in 45 states and the District of Columbia. We use proprietary algorithms and data science tools designed to ensure that the degree of skill involved in affecting the outcome of a contest is sufficient to comply with applicable state laws. The scope and interpretation of the laws that are or may be applicable to the determination as to whether a contest is skill-based, and therefore beyond the scope of a state’s gambling laws and licensing requirements, are subject to interpretation and evolving. There is a risk that existing or future laws in the states in which we operate may be interpreted in a manner that is not consistent with our current practices, and could have an adverse impact on our business and prospects. Additionally, existing and future laws that permit skill-based gaming may be accompanied in the future by restrictions, licensing requirements or taxes that make it impractical or less feasible to operate in these jurisdictions.

It is possible that a number of laws may be adopted or construed to apply to us that could restrict the online and mobile gaming industries, including player privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, or regulation of currency, banking institutions, unclaimed property or money transmission may be interpreted to cover the games and contests featured on our platform and the entry fees paid in respect of such contests. If that were to occur, we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may become subject to additional regulation and oversight, all of which could be time consuming and significantly increase our operating costs. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing jurisdictions or into new jurisdictions may negatively affect our opportunities for growth, including the growth of our customer base, or delay our ability to recognize revenue from our offerings in any such jurisdictions. Regulatory authorities may have broad powers with respect to the regulation and licensing of skill- based gaming operations and may revoke, suspend, condition or limit such licenses, impose substantial fines on us or take other actions, any one of which could have a material adverse effect on our business. We will strive to comply with all applicable laws and regulations relating to our business. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business, financial condition, results of operations, growth prospects and reputation.

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

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. In the course of our business, there will be many transactions and calculations where the ultimate tax determination is uncertain. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. In December 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“2017 Tax Act”). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a partially territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings. There is no guarantee that the tax regime to which we are subject in the U.S. and abroad will not change to our detriment. In addition, from time to time, various legislators and other government officials have proposed and adopted changes in tax laws, or in the administration or interpretation of such laws, affecting the gaming industry. For example, many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate may result in a material adverse effect on our business, financial condition and results of operations. In addition, any worsening of economic conditions and the large number of jurisdictions with significant current or projected budget deficits could intensify the efforts of governments to raise revenues through increases in gaming taxes and/or other taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration or interpretation or enforcement of such laws. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, tax authorities may impose indirect taxes on internet-related commercial activity based on existing statutes and regulations which, in some cases, were established prior to the advent of the Internet. Tax authorities may interpret laws originally enacted for mature industries and apply it to newer industries, such as the skill-based gaming industry. The application of such laws may be inconsistent from jurisdiction to jurisdiction.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act. In addition, we believe that we are not an investment company under Section 3(b)(1) of the Investment Company Act because we are primarily engaged in a non-investment company business.

We intend to conduct our operations so that we will not be deemed an investment company. However, if we were to be deemed an investment company, restrictions imposed by the 1940 Act, including limitations on our capital structure and our ability to transact with affiliates, could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations.

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

Our technology infrastructure is critical to the performance of our platform and to the satisfaction of our developer partners and users, as well as our corporate functions. Our platform and company systems run on a complex distributed system, or what is commonly known as cloud computing. We own, operate and maintain elements of this system, but significant elements of this system are operated by third parties that we do not control and which would require significant time and expense to replace. We expect this dependence on third parties to continue. We have suffered interruptions in service in the past, including when releasing new software versions or bug fixes, and we may in the future experience disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. If any such interruption were significant and/or prolonged it could adversely affect our business, financial condition, future prospects, results of operations or reputation. Further, if a particular game is unavailable when players attempt to access it or navigation through a game is slower than they expect, players may stop playing the game and may be less likely to return to the game as often, if at all.

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

There is no guarantee that the third-party geolocation and identity verification systems that we rely on will perform adequately, or be effective. We rely on our geolocation and identity verification systems to ensure we are in compliance with certain laws and regulations, and any service disruption to those systems would prohibit us from operating our platform in compliance with law, or at all, and would adversely affect our business, financial condition, results of operations and prospects. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our offerings. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of end-users. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materializes, we may be subject to disciplinary action, fines, lawsuits, and our business, financial condition, results of operations, prospects and reputation could be adversely affected.

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

Nearly all of our payments are made by credit card, debit card or through other third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to users that may be subject to additional regulations and risks. We are also subject to a number of other laws and regulations relating to the payments we accept from end-users, including with respect to money laundering, money transfers, privacy and information security. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to end-users. If any of these events were to occur, our business, financial condition, results of operations and prospects could be materially adversely affected.

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
•the difficulty in determining the appropriate purchase price of acquired companies may lead to the overpayment for certain acquisitions and the potential impairment of intangible assets and goodwill acquired in the acquisitions;
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

The benefits of an acquisition or investment may also take considerable time to develop, and we cannot be certain that any particular acquisition or investment will produce the intended benefits, which could adversely affect our business, financial condition, results of operations, prospects or reputation. In July 2021, we completed the acquisition of Aarki, Inc. (“Aarki”) and acquired 100% of its outstanding equity and voting interests, and in 2023, we made the determination to allow certain key employees of Aarki to receive equity awards in Aarki. There were no awards granted in 2023. Our ability to grow through future acquisitions will depend on the availability of suitable acquisition and investment candidates at an acceptable cost, our ability to compete effectively to attract these candidates and the availability of financing to complete larger acquisitions. Acquisitions could result in potential dilutive issuances of equity securities, use of significant cash balances or incurrence of debt (and increased interest expense), contingent liabilities or amortization expenses related to intangible assets or write-offs of goodwill and/or intangible assets, which could adversely affect our financial condition and results of operations and dilute the economic and voting rights of our stockholders. During the year ended December 31, 2022 we impaired all intangible assets and goodwill associated with the Aarki acquisition.

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

Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In the United States, there are numerous federal and state data privacy laws, data breach notification laws and consumer protection laws. For example, the State of California’s passage of the CCPA, which went into effect on January 1, 2020 and created new privacy rights for consumers residing in the state. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for the California Attorney General to impose civil penalties and also provides a privacy right of action for certain data breaches. California voters also recently passed the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Other states, such as Virginia, have also adopted similar privacy laws that became enforceable in 2023, or are considering adopting similar data privacy laws, which may go into effect throughout 2024 and beyond. In addition, laws in all 50 states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy Protection Act (“COPPA”) requires companies to obtain parental consent before collecting personal information from children under the age of 13.

We are also subject to international laws, regulations and standards in many jurisdictions, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the GDPR, which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and adds a broad array of requirements for handling personal data. The European Union (“EU”) member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning data transparency and consent, the overall rights of individuals to whom the personal data relates, the transfer of personal data out of the European Economic Area ("EEA") or the United Kingdom, security breach notifications and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. Recent legal developments in Europe have created further complexity and uncertainty regarding transfers of personal data from the EEA and the United Kingdom to the United States. Most recently, in July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to the United States. While the CJEU upheld the adequacy of standard contractual clauses, a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Further, the United Kingdom’s decision to leave the EU has created uncertainty with regard to data protection regulation in the United Kingdom. As of January 1, 2021, we are also subject to the UK GDPR and UK Data Protection Act of 2018, which retain the GDPR in the United Kingdom’s national law. These laws require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses and other mechanisms cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we do business, the geographical location or segregation of our relevant operations, and could adversely affect our financial results.

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

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners. However, we cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf or each party that has or may have had access to our confidential information, know-how and trade secrets and cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology or infringement of our intellectual property. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, which could harm our competitive position, business, financial condition, results of operations, and prospects.

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

Our operating history and our history of operating losses make it difficult to evaluate our current business and prospects and may increase the risks associated with your investment.

Our operating history makes it difficult to evaluate our current business and our future prospects, including our ability to plan for and model future growth. We have encountered and will continue to encounter risks and difficulties frequently experienced by growth companies in constantly evolving industries, including companies in the technology sector. If we do not address these risks successfully, our business may be harmed.

We have experienced net losses in each period since inception. As of December 31, 2023, we had an accumulated deficit of $974.5 million. The industry in which we operate is highly competitive, rapidly changing (including changes with respect to advancements in artificial intelligence), and relies heavily on continually introducing compelling content, products and services. As such, if we, in combination with our third-party developers, fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue growth, overall revenue or user metrics may decline, and our operating results will suffer.

In addition, our operating margin may experience downward pressure as a result of increasing competition, increased user acquisition costs and the other risks discussed in this Annual Report. We expect to continue to expend substantial financial and other resources on expanding our developer and consumer base, our technology, the expansion of our platform, and marketing. Our operating costs will increase and our operating margins may decline if we do not effectively manage costs, launch new products on schedule that monetize successfully and enhance the games featured on our platform. We rely primarily on digital advertising networks to acquire new users to the platform. Increases in digital advertising costs, including on a per user basis, could have a material adverse effect on our business, financial condition and results of operations, including on our ability to achieve profitability. Neither our user acquisition costs nor our lifetime customer value are assured, and thus we cannot assure you that this ratio will not further decline over time. In addition, we cannot assure you that digital advertising costs will not continue to increase in 2024 or any other future period.

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

Our ability to compete and grow depends in large part on the efforts and talents of our employees and executives. Our success depends in a large part upon the continued service of our senior management team, including Andrew Paradise, our Founder and Chief Executive Officer. Mr. Paradise is critical to our vision, strategic direction, culture, products and technology, and the continued retention of our entire senior management team is important to the success of our operating plan. We do not have employment agreements, other than offer letters, with our senior management team, and we do not maintain key-man insurance for members of our senior management team. The loss of any member of our senior management team could cause disruption and harm our business, financial condition, results of operations, reputation and prospects. Subsequent to December 31, 2023, our President and CFO, along with our General Counsel resigned from their positions. We appointed a new CFO in January 2024, and the Board of Directors is working to identify a successor General Counsel. The succession and transition process for our new executive officers may have a direct or indirect adverse effects on our business, results of operations, and competitive position, including disruption of our business or distraction of our employees and management; difficulty recruiting, hiring motivating and retaining talented and skilled personnel, including a General Counsel; departures of other members of management; increased stock price volatility; and difficulty in establishing maintaining or negotiating business or strategic relationships or transactions. Further, there can be no assurance that we will be able to attract and hire a qualified permanent General Counsel on acceptable terms.

In addition, our ability to execute our strategy depends on our continued ability to identify, hire, develop, manage, motivate and retain highly skilled employees, including game designers, engineers, data scientists, operations personnel, financial and accounting staff, product management staff and sales and marketing staff. Skilled and experienced personnel in the areas where the company competes are in high demand, and competition for their talents is intense. We devote significant resources to identifying, recruiting, hiring, training, successfully integrating and retaining them. We have continued to experience significant turnover in our headcount, which has placed and will continue to place significant demands on our management and our operational, financial and technological infrastructure. We cannot guarantee we will continue to attract and retain the number of highly skilled employees we need, particularly with the uncertainty in the current macroeconomic environment. In 2023 and the first quarter of 2024, we continued to experience leadership changes, including a new Chief Financial Officer, General Counsel and other management positions. Furthermore, we may experience additional changes in key roles in the future. Management transitions can be time-consuming, difficult to manage and could cause disruption to our business.

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

In December 2020, we became a public company, and as such, have incurred, and will continue to incur (and particularly now that we are no longer an “emerging growth company”), significant legal, accounting and other expenses that Skillz did not incur as a private company. We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of Sarbanes-Oxley and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the NYSE, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. In addition, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to attract and retain qualified members of our Board of Directors (the “Board”) as compared to Skillz as a private company. In particular, we expect to incur significant expenses and devote substantial management effort toward the remediation of material weaknesses. We will need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses.

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

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. During the year ended December 31, 2023, we spent $135.9 million for early principal payments on our debt and $13.0 million to repurchase our common stock. These significant outflows may affect our future cash flows negatively. Accordingly, we may need to engage in equity or debt financing to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Our debt financing (see Risks Related to Our Indebtedness) involves offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we seek to access additional capital or increase our borrowing, there can be no assurance that financing and credit may be available on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.

Our investment portfolio and our ability to access cash and cash equivalents may become impaired by deterioration of the financial markets.

Our cash equivalent and investment portfolio is invested with a goal of preserving our access to capital, and generally consists of money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds, certificates of deposit and time deposits. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards, permissible allocations of certain sectors and limits our exposure to specific investment types, and we believe our current investment portfolio has a low risk of material impairment. However, volatility in the global financial markets can negatively impact the value of our investments. If financial markets experience volatility, investments in some financial instruments may pose risks arising from market liquidity and credit concerns. In addition, any disruption of the capital markets could cause our other income and expenses to vary from expectations. Lastly, changing circumstances and market conditions, some of which may be beyond our control, could impair our ability to access our existing cash and cash equivalents and investments and to timely pay key vendors and others. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”), which resulted in all funds held at SVB, including our funds held at SVB, being temporarily inaccessible by SVB’s customers. As of December 31, 2023, we had approximately $3.5 million of cash remaining with SVB. If other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, we may be unable to access, and we may lose, some or all of our existing cash and cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC.

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

Additionally, on August 18, 2023, the Board authorized the Company to repurchase, at any time or from time to time but for a period no longer than one year from the date of authorization, shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate purchase price not to exceed $65.0 million (a) on the New York Stock Exchange (the “NYSE”) or any other national securities exchange on which the Common Stock is then traded, (b) pursuant to a plan effected pursuant to Rule 10b5-1 (a “Rule 10b5-1 Plan”) promulgated under the Exchange Act, and/or (c) pursuant to accelerated share repurchase arrangements, tender offers, privately negotiated transactions or otherwise (the “Share Repurchase Program”). The result of this program has an indeterminable impact on our stock price and may not enhance long-term stockholder value.

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

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. As of December 31, 2023, Mr. Paradise controlled 82% of the voting power of our outstanding capital stock. As a result, we are presently a “controlled company” within the meaning of the NYSE corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

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

Shares of our Class B common stock have 20 votes per share, while shares of our Class A common stock have one vote per share. Mr. Paradise holds all of the issued and outstanding shares of our Class B common stock and, as of December 31, 2023, held 82% of the voting power of our capital stock on a fully-diluted basis. Accordingly, Mr. Paradise will be able to control matters submitted to our stockholders for approval, including the election of directors, amendments of our organizational documents and any merger, consolidation, sale of all or substantially all of our assets or other major corporate transactions. Mr. Paradise may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This concentrated control may have the effect of delaying, preventing or deterring a change in control of us, could deprive our stockholders of an opportunity to receive a premium for their capital stock as part of a sale of us and might ultimately affect the market price of shares of our Class A common stock
.
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

Delaware law and provisions in our Fourth Amended and Restated Certificate of Incorporation (our “Charter”) and Amended and Restated Bylaws (our “Bylaws”) could make a takeover proposal more difficult.

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

As of December 31, 2023, the aggregate indebtedness under our senior secured notes was $129.7 million. We expect to maintain significant levels of indebtedness going forward. Our indebtedness could have important consequences including:

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

We receive debt ratings from the major credit rating agencies in the U.S. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Our credit rating as of December 31, 2023 was CCC+ from S&P Global Ratings. Liquidity, asset quality, cost structure, reserve mix and other factors could also be considered by the rating agencies. Any downgrade in our credit rating or the ratings of our indebtedness, or adverse conditions in the debt capital markets, could:

•adversely affect the trading price of, or market for, our existing or future debt;
•increase interest expense under future debt;
•increase the cost of, and adversely affect our ability to refinance, our existing debt; and
•adversely affect our ability to raise additional debt.

A debt rating is not a recommendation by the rating agency to buy, sell, or hold and each rating should be evaluated independently of any other rating. Credit rating agencies review their ratings periodically and, therefore, the credit ratings assigned to us by each agency may be subject to revision at any time.

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
•conduct buy-back or share repurchase programs; and
•consummate a merger or consolidation or sell, assign, transfer, lease or otherwise dispose of all or substantially all our assets.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats (including those associated with third-party service providers), and have integrated these processes into our overall enterprise risk management systems and processes. We routinely assess material risks from cybersecurity threats, including taking reasonable steps to detect any potential unauthorized occurrence on or behaviors conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

Risk Management and Strategy

We have implemented policies and processes designed to detect, prevent, and respond to cybersecurity incidents. All these policies are reviewed annually and updated as needed to address emerging risks or gaps in compliance. The Company has not experienced a material cybersecurity incident to date. If a material cybersecurity breach occurs, the incident will be reviewed to determine whether further escalation is appropriate. Any incident assessed as potentially being or becoming material will immediately be escalated for further assessment and reported to designated members of our executive leadership team and if deemed necessary, the Board of Directors. We plan to consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and make the final materiality determination regarding disclosure and other compliance decisions. We also plan to keep our independent public accounting firm informed of such incidents as appropriate. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. Although our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks see Item 1A Risk Factors of this Annual Report on Form 10-K.

Governance

Role of the Board and Management

Our Board of Directors has the ultimate responsibility for oversight of our risk management framework. The Board receives information and periodic updates and actively engages with management with respect to the effectiveness of the Company’s cybersecurity and information security framework, data privacy, and risk management. In addition, as necessary, the Board of Directors receives reports summarizing threat detection and mitigation plans, audits of internal controls, training and certification, and other cyber priorities and initiatives, as well as timely updates from management on material incidents relating to information systems.

Role of Other Employees

Members of the Company’s technology and security team periodically discuss cybersecurity program updates and challenges, to watch for potential threats from both external and internal sources, to monitor compliance in existing or emerging business practices, and to respond to stakeholder inquiries. This is composed of individuals with over 10 years of software, infrastructure, and security experience. The Company is continuously monitoring trends and stays current with the various cybersecurity threats and related mitigation opportunities. The Company periodically engages a third-party service provider to perform an external vulnerability scan of the Company’s network to identify known threats and to date no critical vulnerabilities have been identified during these assessments.

ITEM 2. PROPERTIES

In March 2023, we purchased a new office building in Las Vegas, Nevada, where our principal business operations for in office collaboration of product, operations, and revenue teams are located for our Skillz segment. Effective in February 2024, the building is being utilized as the Company’s headquarters. We also lease offices in smaller offices and coworking spaces in major U.S. cities. In connection with our acquisition of Aarki in 2021, we assumed leases for a number of offices and coworking spaces around the world, including data centers in the U.S. and Hong Kong and a workspace in the Philippines for our Aarki segment.

ITEM 3. LEGAL PROCEEDINGS

The information set forth under the heading “Legal Matters” in Note 10, Commitments and Contingencies, in Part II, Item 8 of this Annual Report on Form 10-K is incorporated herein by reference.

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

Holders of our Common Stock

As of August 15, 2024, there were 234 holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of record holders does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Refer to Note 14, “Stock Based Compensation,” in this Form 10-K.

Unregistered Sales of Equity Securities

None.

Repurchases

The following table provides information about the purchases of our common stock made through the three months ended December 31, 2023:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
October 1, 2023 through	686,960	$4.95	686,960	$61,598,873
November 1, 2023 through	1,627,948	$5.90	1,627,948	$52,000,002
December 1, 2023 through	—	$—	—	$52,000,002
Total	2,314,908	$5.62	2,314,908

(a) In August 2023, our Board of Directors approved a share repurchase authorization for up to $65.0 million of our common stock. The share repurchase authorization, which was announced on August 21, 2023, has a term of 12 months and may be suspended or discontinued by our Board of Directors at any time.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K.

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

Skillz was founded in 2012 by Andrew Paradise and Casey Chafkin with the vision to make eSports accessible to everyone. For the year ended December 31, 2023, the platform had over 1.0 million monthly active users (“MAUs”) and hosted an average of over 2.8 million daily tournaments, including 0.61 million paid entry daily tournaments, offering over $65.1 million in prizes each month.

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

Historically, our top games and related developers have accounted for a substantial portion of our revenue earned from the Skillz platform. For the years ended December 31, 2023 and 2022, the games Solitaire Cube, 21 Blitz (each developed by Tether Studios, LLC (“Tether”)) and Blackout Bingo (developed by Big Run Studios Inc. (“Big Run”)) combined accounted for 70% and 71% of our revenue, respectively. For the years ended December 31, 2023 and 2022, Tether accounted for 44% and 39% of our revenue, respectively. For the years ended December 31, 2023 and 2022, Big Run accounted for 36% and 41% of our revenue, respectively. Our top titles rotate over time as more games generate success on the Skillz platform.

The following supplemental financial information table summarizes key operating metrics for the years ended December 31, 2023 and 2022. These metrics are utilized by management and the Board to evaluate the operating performance of the Company and are key factors that directly impact the Company’s revenue, costs and liquidity. Accordingly, we believe that they provide helpful supplemental information to investors in evaluating our operating results.

	Year Ended December 31,
	2023	2022
Gross marketplace volume (“GMV”) (000s)(1)	$963,580	$1,642,282
Paying monthly active users (“PMAUs”) (000s)(2)	179	386
Monthly active users (“MAUs”) (000s)(3)	1,045	2,105
Average GMV per paying monthly active user(4)	$448.8	$354.4
Average GMV per monthly active user(5)	$76.9	$65.0
Average revenue per paying monthly active user (“ARPPU”)(6)	$70.0	$59.7
Average revenue per monthly active user (“ARPU”)(7)	$11.9	$11.0
Paying MAU to MAU ratio	17%	18%
Average end-user incentives, included as sales and marketing expense, per paying active user(8)	30.09	25.33
Average end-user incentives, included as sales and marketing expense, per playing active user(9)	5.15	4.65

(1)    “GMV” or “Gross Marketplace Volume” means the total entry fees paid by users for contests hosted on Skillz’s platform. Total entry fees include entry fees paid by end-users using cash deposits, prior winnings from end-users’ accounts that have not been withdrawn and end-user incentives used to enter paid entry fee contests.
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

User acquisition (“UA”) marketing is a sales and marketing expense to acquire new paying users to the platform. Assuming acquisition cost per user is constant, decreases in UA marketing expense typically result in lower revenue as a result of having fewer new paying users. UA marketing spend during fiscal year 2023 was approximately $29.4 million, as compared to approximately $117.3 million in fiscal year 2022.The reduction in UA marketing and engagement marketing expenses during fiscal year 2022 and 2023 has resulted in a substantial reduction in revenue and is expected to continue to result in a reduction in revenue. We are currently unable to reasonably estimate the quantitative impact, or range of impact, that reductions in UA marketing and engagement marketing will have on forward-looking revenue as a result of the number of interrelated factors impacting revenue, including, but not limited to, retention of existing users on the platform, ARPPU, efficacy of various engagement marketing programs on existing users, elasticity of the digital advertising supply curve, and impact of varying levels of player liquidity on the existing user ecosystem.

Over the course of 2022 and 2023, our focus was on driving higher efficiency from our marketing investment by (1) reducing spend on low-return engagement marketing programs, which we expect will result in lower engagement marketing as a percentage of revenue and (2) driving UA efficiency by optimizing spend across networks, and driving higher organic traffic. To the extent we reduce engagement marketing spend, we expect to reduce our Bonus Cash end-user incentives in proportion to such overall engagement marketing reduction.

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

Our platform allows users to participate in fair competition, while rewarding developers who create games that keep players engaged. We generate revenue by receiving a percentage of player entry fees in paid (cash or Bonus Cash) contests, after deducting end-user prizes (i.e., winnings from the competitions), end-user incentives accounted for as reduction of revenue and the profit share paid to developers (the “Take Rate”). GMV represents entry fees that may be paid using cash deposits, prior winnings (which includes Bonus Cash previously won and returned as winnings), and end-user incentives (which includes Bonus Cash that has been lost during the period). We offer incentives to end-users to drive traffic to the Skillz platform. End-user incentives that are offered on behalf of game developers, such as Ticketz (which can be redeemed for Bonus Cash) and initial deposit Bonus Cash, are accounted for as a reduction of revenue. End-user incentives for which game developers do not have a valid expectation of being offered to end-users to engage on the platform, such as limited-time Bonus Cash offers, are accounted for as a sales and marketing expense. Refer to Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for further information.

The following table summarizes additional components of GMV, including average GMV per active user and average GMV per paying active user for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
As a percentage of GMV(%)
Prior winnings (1)	81%	81%
Cash deposits (2)	11%	12%
End-user incentives (3)	8%	7%
As components of average GMV per paying monthly active user ($)
Prior winnings	$364.1	$285.7
Cash deposits	$52.9	$43.2
End-user incentives	$31.8	$25.5
As components of average GMV per monthly active user ($)
Prior winnings	$62.4	$52.4
Cash deposits	$9.1	$7.9
End-user incentives	$5.5	$4.7

(1)    ‘Prior winnings’ include cash and Bonus Cash that are in the end-user’s account as a result of winnings from competitions. For the year ended December 31, 2023, prior winnings from cash and Bonus Cash were 83% and 17%, respectively. For the year ended December 31, 2022, prior winnings from cash and Bonus Cash were 92% and 8%, respectively.
(2)    ‘Cash deposits’ represent currency deposits into the end-user’s Skillz account during the respective period.
(3)    ‘End-user incentives’ are based on amounts recorded as a reduction of revenue or sales and marketing expense during the respective period. End-user incentives primarily consist of (i) Bonus Cash, (ii) Ticketz (which can be redeemed for Bonus Cash) and (iii) promotional offers. Bonus Cash relates to all Bonus Cash that has been lost during the period (i.e., when the related cost has been incurred by the Company). Refer to Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for further information.

Prizes include cash, Bonus Cash, physical merchandise and items sponsored by third-parties. Prizes for the year ended December 31, 2023 consisted of approximately 83% cash and 17% Bonus Cash. Prizes for the year ended December 31, 2022 consisted of approximately 92% cash and 8% Bonus Cash. Physical merchandise and items sponsored by third-parties were de minimis for the periods presented.

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
•Product-first philosophy and data science capabilities — We have built a culture that puts product first, driving our impact with users and developers and then scaling marketing investment. In 2023, 38% of our salary costs were spent on product development. Our easy-to-integrate SDK contains over 200 features in a less than 16-MB package which allows for over-the-air upgrades. Our intuitive Developer Console dashboard enables our developers to rapidly integrate and monitor the performance of their games. Our LiveOps system enables us to manage and optimize the user experience across the thousands of games on our platform. We collect over 300 data points during each gameplay session to feed our big data assets which augment all elements of our platform. Our key data science technologies drive our player rating and matching, anti-cheat and anti-fraud, and user experience personalization engine.
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

By utilizing the Skillz monetization services, game developers can enhance the player experience by enabling them to compete in head-to-head matches, live tournaments, leagues, and charity tournaments and increase player retention through referral bonus programs, loyalty perks, on-system achievements and Bonus Cash. Skillz provides developers with a 3SDK that they can download and integrate with their existing games. The SDK serves as a data interface between Skillz and the game developers that enables Skillz to provide monetization services to the developer. Specifically, these monetization services include end-user registration services, player matching, fraud and fair play monitoring, and billing and settlement services. The SDK and Skillz monetization services provide the following key benefits to the developers:

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

Research and Development

Research and development expenses consist of software development costs, composed mainly of product and platform development, server and software costs that support research and development activities, and to a lesser extent, allocation of rent, maintenance and utilities costs according to headcount. Personnel related expenses consist of salaries, benefits, and stock-based compensation. We expect research and development expenses will fluctuate both in terms of absolute dollars and as a percentage of revenue in the future.

Sales and Marketing

Sales and marketing expenses consist primarily of direct advertising costs, engagement marketing expenses that are not recorded as a reduction of revenue, UA marketing expenses and amortization of intangible assets which include customer relationships. Sales and marketing expenses also include allocations of rent, maintenance and utilities costs which are allocated according to headcount. Personnel related expenses consist of salaries, benefits, and stock-based compensation. We expect sales and marketing expenses will fluctuate both in terms of absolute dollars and as a percentage of revenue in the future.

General and Administrative

General and administrative expenses consist of personnel-related expenses for our corporate, executive, finance, human resources and other administrative functions, expenses for outside professional services, and an allocation for rent, maintenance and utilities costs which are allocated according to headcount. Personnel related expenses consist of salaries, benefits, and stock-based compensation. General and administrative expenses also include expenses related to a loss contingency accrual (for pending legal matters).

We expect our general and administrative expenses to decrease for the foreseeable future as we reposition the Company for profitability. We do not anticipate that we will grow headcount significantly and expect to reduce certain general and administrative expenses including professional service expenses, investor relations activities, and other administrative services.

Results of Operations

Consolidated results should be read in conjunction with segment results discussed below and the segment information provided in Note 17, Segment Reporting to our audited consolidated financial statements included in this Form 10-K.

Comparison for the years ended December 31, 2023 and 2022 (in thousands)

	Year Ended December 31,		2023 to 2022 Change
			Increase/(Decrease)
	2023	2022	$	%
Revenue	$152,079	$269,709	$(117,630)	(44)%
Costs and expenses:
Cost of revenue	15,379	30,718	(15,339)	(50)%
Research and development	28,148	52,265	(24,117)	(46)%
Sales and marketing	122,855	277,014	(154,159)	(56)%
General and administrative	96,654	163,018	(66,364)	(41)%
Impairment of goodwill and long-lived assets	3,335	168,051	(164,716)	(98)%
Total costs and expenses	266,371	691,066	(424,695)	(61)%
Loss from operations	(114,292)	(421,357)	307,065	(73)%
Gain on extinguishment of debt	15,205	2,553	12,652	496%
Interest expense, net	(2,852)	(26,545)	23,693	(89)%
Change in fair value of common stock warrant liabilities	278	6,004	(5,726)	(95)%
Other income, net	540	125	415	332%
Loss before income taxes	(101,121)	(439,220)	338,099	(77)%
Provision (benefit) for income taxes	239	(345)	584	(169)%
Net loss	$(101,360)	$(438,875)	337,515	(77)%

Revenue

2023 Compared to 2022

Revenue decreased by $117.6 million, or 44%, to $152.1 million in 2023 from $269.7 million in 2022. The decrease was primarily due to a decrease in the Company’s player base as our monthly active users decreased from 2.1 million in 2022 to 1.0 million in 2023. This decrease reflects the decrease of our UA marketing and engagement marketing spend of 75% and 45%, respectively from 2023 to 2022. The reduction in user acquisition and engagement marketing spend was driven to prioritize profitability over revenue growth in fiscal 2023. The Company intentionally reduced spend to achieve better user acquisition efficiency and eliminate lower-return engagement marketing programs. ARPU decreased 8% over the same period.

Cost of Revenue

2023 Compared to 2022

Cost of revenue decreased by $15.3 million, or 50%, to $15.4 million in 2023 from $30.7 million in 2022. The decrease in cost of revenue was primarily driven by a reduction in amortization and depreciation due to the write off of intangible assets in the second half of the year-ended December 31, 2022, and continued reductions in payment processing and customer support personnel costs. Cost of revenue as a percentage of revenue decreased to 10% in 2023 from 11% in 2022.

Research and Development

2023 Compared to 2022

Research and development costs decreased by $24.2 million, or 46%, to $28.1 million in 2023 from $52.3 million in 2022. The decrease was primarily driven by a $24.6 million decrease in research and development employee related costs, due to a 14% reduction in headcount in research and development departments from the restructure in 2022.

Sales and Marketing

2023 Compared to 2022

Sales and marketing costs decreased by $154.1 million, or 56%, to $122.9 million in 2023 from $277.0 million in 2022. The decrease was attributable primarily to 75% and 45% decreases in UA marketing and engagement marketing spend, respectively. This intentional decrease was driven by the strategic decision to prioritize profitability over revenue growth in 2023. UA marketing and engagement marketing decreased by $87.9 million and $52.3 million, respectively. Additionally, employee related expenses decreased $9.4 million, due to a 15% reduction in headcount in sales and marketing departments from the restructure in 2022.

General and Administrative

2023 Compared to 2022

General and administrative costs decreased by $66.4 million, or 41%, to $96.7 million in 2023 from $163.0 million in 2022. The decrease was primarily driven by a $76.8 million decrease in employee related expenses due to a 9% reduction in headcount in general and administrative departments from the restructure in 2022. This decrease was offset by an increase in legal fees of $7.6 million relating to ongoing legal matters.

Impairment of Goodwill and Long-lived Assets

During the year ended December 31, 2023 we recorded an impairment of goodwill and long-lived assets of $3.3 million. The impairments were driven primarily by one of our investments in non-marketable securities we hold of a privately held company on account of significant concerns related to the private company’s ability to continue as a going concern.

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

Gain on extinguishment of debt

The gain on debt extinguishment of $15.2 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively, was related to the 2021 Senior Secured Notes. Refer to Note 8, Long-Term Debt, of the notes to the consolidated financial statements for further discussion.

Interest expense, net

2023 Compared to 2022

Interest expense, net decreased by $23.7 million, to $2.9 million in 2023 from $26.5 million in 2022. The decrease was primarily driven by the redemption of a portion of the principal amount of the 2021 Senior Secured Notes in 2022 and the repurchase of debt in the second quarter of 2023. Additionally, we had an increase of $4.5 million in interest income primarily from investment in marketable securities.

Change in fair value of common stock warrant liabilities

2023 Compared to 2022

The change in fair value of warrant liabilities decreased by $5.7 million to $0.3 million in 2023 from $6.0 million in 2022. Refer to Note 12, Common Stock Warrants, of the notes to the consolidated financial statements for further discussion.

Other income (expense), net

2023 Compared to 2022

Other income, net increased by $0.4 million to $0.5 million in other income in 2023 from $0.1 million in other income in 2022. The change was not material.

Provision (benefit) for income taxes

2023 Compared to 2022

Provision for income taxes decreased by $0.6 million to $0.2 million in 2023 from a benefit from income taxes of $0.3 million. The decrease was primarily driven by a discrete benefit related to the partial release of valuation allowance related to the acquisition of Aarki in the prior period.

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

Adjusted EBITDA
“Adjusted EBITDA” is defined as net income (loss), excluding interest income (expense), net; change in fair value of common stock warrant liabilities; other income (expense), net; provision for (benefit from) income taxes; depreciation and amortization; stock-based compensation expense and related payroll tax expense; and certain other non-cash or non-recurring items impacting net loss from time to time, including, but not limited to impairment charges, loss contingency accruals, restructuring charges and one-time nonrecurring expenses, as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Our management believes Adjusted EBITDA is useful in evaluating its operating performance and is a similar measure reported by publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects. By providing this non-GAAP measure, we intend to provide investors with an additional tool to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same manner.

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
The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net loss	$(101,360)	$(438,875)
Interest expense, net	2,852	26,545
Stock-based compensation(1)	43,692	108,202
Change in fair value of common stock warrant liabilities	(278)	(6,004)
Provision (benefit) for income taxes	239	(345)
Depreciation and amortization	1,961	17,871
Gain on extinguishment of debt	(15,205)	(2,553)
Other income, net	(540)	(125)
Impairment charges(2)	3,335	168,051
Restructuring charges(3)	—	4,830
One-time nonrecurring expenses(4)	—	26
Loss contingency accrual(5)	(3,524)	—
Adjusted EBITDA	$(68,828)	$(122,377)

(1)For the year ended 2022, amount includes stock-based compensation recognized for the cancellation of the Chief Executive Officers’ award of 805,000 performance share units granted on September 14, 2021 (the “CEO Performance Stock Units”).
(2)For the year ended 2022, amount includes impairment of goodwill and long-lived assets related to the developed technology, customer relationships, computer equipment, and lease ROU.
(3)For the year ended 2022, amount includes restructuring charges related to employee termination benefits.
(4)For the year ended 2022, amounts represent one-time nonrecurring expenses related to IPO bonuses for certain employees, net of amounts forfeited by terminated employees.
(5)For the year ended 2023, amount represents the settlement of a litigation matter relating to a former employee as discussed in Note 19, Subsequent Events.

Segment Results

We have two reportable business segments; the Skillz segment and the Aarki segment. Skillz’ corporate operations primarily support Skillz and are included in the Skillz segment. Likewise, Aarki has its own corporate operations, which are included in the Aarki segment.

The change from one to two reportable business segments was effective beginning in the fourth quarter of 2023. To provide comparability between reporting periods, results for fiscal years 2023 and 2022 have been recast to reflect this change.
We evaluate the performance of our segments based on Segment Revenue and Segment Adjusted EBITDA. Segment Adjusted EBITDA is indicative of operational performance and is monitored by management to evaluate past performance and identify actions required to improve profitability.

The segment measurements provided to, and evaluated by, the Chief Operating Decision Maker (“CODM”) are described in Note 17 Segment Reporting to our audited consolidated financial statements included in this Form 10-K.

Segment Results for the Years Ended December 31, 2023 and 2022

The following table provides Segment Revenue and Segment Adjusted EBITDA for each of our segments.

	Year Ended December 31,		2023 to 2022 Change
			Increase/(Decrease)
	2023	2022	$	%
Skillz Segment Revenue	$139,210	$249,076	(109,866)	(44.1)%
Aarki Segment Revenue	13,233	22,053	(8,820)	(40.0)%
Elimination	(364)	(1,420)	1,056	74.4%
Consolidated Revenue	$152,079	$269,709	(117,630)	(43.6)%

Skillz Segment Adjusted EBITDA	$(64,998)	$(126,642)	61,644	(48.7)%
Aarki Segment Adjusted EBITDA	(3,830)	4,265	(8,095)	(189.8)%
Consolidated Adjusted EBITDA	$(68,828)	$(122,377)	53,549	(43.8)%

Skillz Segment Results

Segment Revenue of $139.2 million in 2023 decreased $109.9 million, from $249.1 million in 2022 primarily due to a decrease in player base as monthly active users decreased from 2.1 million in 2022 to 1.0 million in 2023.

Segment Adjusted EBITDA loss of $65.0 million in 2023 increased by $61.6 million from a loss of $126.6 million in 2022 due to reduced research and development, sales and marketing and administrative costs, partially offset by lower revenue.

Aarki Segment Results

Segment Revenue of $13.2 million in 2023 decreased $8.8 million, from $22.1 million in 2022 primarily due to lower advertising revenue.

Segment Adjusted EBITDA loss of $3.8 million in 2023 decreased $8.1 million from income of $4.3 million in 2022 primarily due to the decline in revenue.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sales of capital stock. As of December 31, 2023, our principal sources of liquidity were our cash and cash equivalents in the amount of $302.0 million, which are primarily invested in money market funds and marketable securities with maturity less than three months, and marketable securities in the amount of $1.1 million.

In December 2021, the Company offered $300.0 million in aggregate principal senior secured notes due 2026 in a private offering. The notes were sold in a private placement to qualified institutional buyers. Annual interest started to accrue from December 20, 2021 at a stated rate of 10.25% and will be payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The notes mature on December 15, 2026. We used the net proceeds from the offering for general corporate purposes. We may also use the proceeds for potential acquisitions of other companies, products, or technologies that we may identify in the future. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, make certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. After giving effect to the September 1, 2022 and the 2023 open market repurchases of our senior secured notes, as of December 31, 2023, $129.7 million of the senior secured notes remained outstanding. We were in compliance with all covenants applicable to the notes as of December 31, 2023 and 2022.

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

The following table provides a summary of cash flow data (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(71,758)	$(179,597)
Net cash provided by investing activities	$168,301	$311,386
Net cash used in financing activities	$(149,951)	$(10,605)

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

Net cash used in operating activities was $71.8 million for the year ended December 31, 2023. The most significant component of our cash used during this period was a net loss of $101.4 million, which included non-cash expenses of $43.7 million related to stock-based compensation and partially offset by the gain on debt extinguishment of $15.2 million related to the open market repurchase of our senior secured notes during the second quarter of 2023, and net cash outflows of $7.0 million from changes in operating assets and liabilities. The net cash outflows from changes of operating assets and liabilities were primarily the result of decreases in prepaid expense and other current assets of $1.8 million and a decrease in operating lease liabilities of $2.1 million. This was offset by an increase in accounts receivable, net of $1.2 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $168.3 million for the year ended December 31, 2023. The net cash provided by investing activities included $57.6 million in proceeds from sales of marketable securities and $126.0 million in proceeds from maturities of marketable securities.

Net cash provided by investing activities was $311.4 million for the year ended December 31, 2022. The net cash provided by investing activities included $167.8 million in proceeds from sales of marketable securities and $599.5 million in proceeds from maturities of marketable securities, partially offset by $454.1 million in purchases of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities was $150.0 million for the year ended December 31, 2023, which was primarily due to $13.0 million for the repurchase of common stock and $135.9 million in principal payments on extinguishment of debt.

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

Leases

We have operating lease arrangements for office space, and finance lease agreements for certain network equipment. As of December 31, 2023, we had lease payment obligations of $18.4 million, with $3.6 million payable within 12 months.

Long-Term Debt

The Company’s long-term debt consists of the 2021 Senior Secured Notes. The total principal amount of $129.7 million, gross of discount and issuance costs, net, is due on December 15, 2026.

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

Revenue Recognition

The Company generates substantially all its revenues through its Skillz segment by providing a service to game developers aimed at improving the monetization of their game content. The monetization service provided by Skillz allows developers to offer multi-player competition to their end-users which increases end-user retention and engagement. Skillz provides developers with a software development kit (“SDK”) that they can download and integrate with their existing games. The SDK serves as a data interface between Skillz and the game developers that enables Skillz to provide monetization services to the developer.

The Company recognizes revenue for its services in accordance with the FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Revenue from Entry Fees

The Company applies the five-step model to achieve the core principle of ASC 606. The Company determined that its customer in the provision of its technology platform and services is the game developer. The Company’s ordinary activities consist of providing game developers services through access to its technology platform using the Skillz SDK. The SDK acts as an application programming interface enabling communication of data between Skillz and the game developers, which when integrated with the developer’s game content, facilitates end-user registration into competitions, managing and hosting end-user competition accounts, matching players of similar skill levels, collecting end-user entry fees, distributing end-user prizes, resolving end-user disputes pertaining to their participation in competitions, and running third-party marketing campaigns (collectively, “Monetization Services”).

The Company provides Monetization Services to game developers enabling them to offer competitive games to their end-users. These activities are not distinct from each other as the Company provides an integrated service enabling game developers to provide the competitive game service to the end-users, and as a result, they do not represent separate performance obligations. The Company is entitled to a revenue share based on total entry fees for paid competitions, regardless of how they are paid, net of end-user prizes (i.e., winnings from the competitions) and other costs to provide the Monetization Services. Entry fees used to enter paid competitions can include net cash deposits, cash from prior winnings, and end-user incentives. The game developers earn monthly revenue share from end-users, calculated based on end users’ paid entry fees attributable to their games as a percentage of total entry fees. End-user incentives are not paid for by game developers. In addition, the Company accounts for end-user incentives either as a reduction of revenue or as sales and marketing expense (as noted below).

The Company collects entry fees and related charges from end-users on behalf of game developers. This is done via the end-user’s pre-authorized credit card or PayPal account. The Company withholds its portion of revenue share and administrative costs from these entry fees. The balance is then recorded as a reduction to revenue for the amount owed to the game developer. Therefore, the game developer’s ability and intent to pay the amounts withheld by the Company is not subject to significant judgment or collection risk. Certain of Skillz’ larger developer agreements provide the Company with a right to withhold additional amounts from their revenue share. These amounts relate to game-specific sales and marketing costs incurred by the Company, in its sole discretion, to acquire end-users on behalf of the game developer. The amount and timing of such withholding(s) is (are) uncertain and based on the future performance of the respective developer’s games. Such amounts are recorded as part of the monthly settlement process with the game developer. Accordingly, the Company has included these amounts as a reduction to the revenue share paid to game developers.
Revenue is recognized at the time the performance obligation is satisfied by transferring control of the promised service in an amount that reflects the consideration that the Company expects to receive in exchange for the Monetization Services. The Company does not recognize contract assets or contract liabilities as the payment of the transaction price is concurrent with fulfillment of the services. At the time of game completion, the Company has a right to receive payment for services rendered. The Company’s agreements with game developers can generally be terminated for convenience by either party upon thirty days prior written notice, and in certain of the Company’s larger agreements, the game developer, if required by the Company, must continue to make its games available on the platform for a period of up to twelve months. The Company's agreements with certain game developers cannot be terminated by the developer without the Company's approval for a period of at least eighteen months under certain conditions. In accordance with optional exemptions available under Topic 606, the Company does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, and (2) contracts for which variable consideration relates entirely to an unsatisfied performance obligation or to an unsatisfied promise to transfer a distinct service that forms a part of a single performance obligation.

Games provided by two developer partners accounted for 80% of the Company’s revenue from Monetization Services for the years ended December 31, 2023 and 2022. Total revenue from entry fees was $139.2 million and $249.1 million for the years ended December 31, 2023 and 2022, respectively.

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

Our primary end-user incentive is Bonus Cash, which is a promotional incentive that cannot be withdrawn and can only be used by end-users to enter paid-entry fee contests. Bonus Cash used as entry fees for paid Competitions can include newly issued Bonus Cash and / or Bonus Cash returned to end-users from prior winnings. We recognize the entire cost of Bonus Cash as sales and marketing expenses or a reduction of revenue (as discussed below). When Bonus Cash is used towards entry fees for a paid Competition and is returned to an end-user as winnings, we do not record any additional sales and marketing expenses or reductions to revenue. Likewise, if Bonus Cash is returned to an end-user and is used to enter subsequent competitions, which they continue to win, we do not record any additional sales and marketing expenses or reductions to revenue.

•Marketing promotions and discounts accounted for as reductions to revenue. These promotions are typically pricing actions in the form of discounts that reduce end-user entry fees. These are offered on behalf of the game developers. Although not required based on the Company’s agreement with its game developers, the Company considers that game developers have a valid expectation that certain incentives will be offered to end-users. The determination of a valid expectation is based on an evaluation of all information reasonably available to game developers regarding the Company’s customary business practices, published policies and specific statements.

An example of an incentive for which the game developer has a valid expectation is the initial deposit Bonus Cash that can be earned in fixed amounts when an end-user makes their first deposit on the Skillz platform. Bonus Cash can only be applied by end-users towards future paid-entry fee competitions and cannot be withdrawn.

Another example of this type of incentive would be the redemption of Ticketz for either Bonus Cash or merchandise. The redemption process is managed by Skillz and redemption amounts can be changed at Skillz discretion.

•Marketing promotions accounted for as sales and marketing expense. When the Company concludes that game developers do not have a valid expectation that an incentive will be offered, Management records the related cost as sales and marketing expense. Management’s assessment is based on an evaluation of all information reasonably available to game developers regarding the Company’s customary business practices, published policies and specific statements. These promotions are offered to end-users to draw, re-engage, or generally increase their use of the Skillz platform.

An example of this type of incentive is limited-time Bonus Cash offers, which are targeted to specific end-users, typically those who deposit more frequently or have not made a deposit recently, via email or in-app promotions. The Company targets groups of end-users differently, offering specific promotions it believes will best stimulate engagement. Similar to Bonus Cash earned from the redemption of “Ticketz”, which are virtual currency earned for every competition played based on the amount of the entry fee, or an initial deposit, limited-time Bonus Cash can only be used by end-users to enter future paid entry fee competitions and cannot be withdrawn. The Company also hosts engagement marketing leagues, which run over a period of days or weeks. Prizes are awarded to winners in the form of cash or luxury goods to end-users earning the most medals at the end of the league. End-users accumulate medals by winning Skillz enabled paid entry fee competitions. Skillz determines whether (or not) to run a league, what prizes should be awarded, over what time period the league should run, and to which end-users’ prizes should be paid, all at the Company’s discretion. The parameters vary from one league to the next and are not reasonably known, nor communicated to game developers. League prizes in the form of cash can be withdrawn or applied towards future paid-entry fee competitions.

From time to time, the Company issues credits or refunds to end-users that are dissatisfied by the level of service provided by the game developer. There is no contractual obligation for the Company to refund such end-users nor is there a valid expectation by game developers for the Company to issue such credits or refunds to end-users on their behalf. The Company accounts for credits or refunds, which are not recoverable from the game developer, as sales and marketing expenses when incurred.

Indirect Tax Liabilities

The Company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions. The Company has indirect tax liabilities totaling $11.2 million and $10.9 million as of December 31, 2023 and 2022, respectively, associated with indirect taxes based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. The Company’s application of the revenue code for indirect taxes in certain jurisdictions, including those within the United States, may be challenged by taxing authorities in those jurisdictions. Any associated assessments may result in additional tax liabilities. The Company does not currently anticipate that any such assessments will result in a material increase in the liabilities.
See Note 2, Summary of Significant Accounting Policies.

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, to our consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information called for by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The supplementary financial information required by this Item 8 is included in Item 7.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Skillz Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheet of Skillz Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated August 29, 2024 expressed an adverse opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of consideration payable to a customer for end-user incentives
As described in Note 4 to the consolidated financial statements, the Company primarily derives its revenues by providing monetization services. The Company determined that its customer in the provision of its technology platform and services is the game developer. The monetization services provided by the Company allow game developers to offer multi-player competition to end-users. Efforts by the Company to drive traffic to the game platform involves the offering of promotions and incentives to end-users in various forms. Promotions and incentives that are determined to be consideration payable to a customer are presented as a reduction of revenue, while all other promotions and incentives are presented as sales and marketing expenses. The Company determines which promotions and incentives represent consideration payable to a customer based on its evaluation of whether the game developers have a valid expectation that the promotions and incentives will be offered to end-users. The Company’s determination of a valid expectation is based on an evaluation of all information reasonably available to the game developers regarding the Company’s customary business practices, published policies and specific statements. We identified the assessment of consideration payable to a customer for end-user incentive programs as a critical audit matter.

The principal considerations for our determination that the assessment of consideration payable to a customer for end-user incentive programs is a critical audit matter is that evaluating the appropriateness of this assessment requires subjective auditor judgment in the application of U.S. GAAP to the specific facts of each incentive program, as well as an increased extent of audit effort in evaluating the completeness and accuracy of information relevant to the assessment.

Our audit procedures related to the assessment of consideration payable to a customer for end-user incentive programs included the following, among others:

•We consulted with our national office regarding the assessment of consideration payable to a customer for end-user incentive programs. As part of the consultation, we:
◦evaluated the appropriateness of the entity’s accounting policy in accordance with U.S. GAAP;
◦read and evaluated relevant contracts and terms of service with game developers and end-users;
◦performed corroborative inquiries with selected game developers;
◦evaluated the evidence from the aforementioned procedures to corroborate the Company’s assessment of whether each end-user incentive program represented consideration payable to a customer or sales and marketing expense.
•We evaluated the completeness and accuracy of the Company’s assessment of incentive programs through the following sources of information relevant to management’s assessment:
◦engaged in live end-user game play and evaluated whether all incentives earned through game play were accurately included in the Company’s assessment;
◦reviewed publicly available information published on the Company’s website and social media platforms and evaluated the consistency of these information sources with the Company’s assessment;
◦inquired of Company personnel in operational, IT, and strategy roles to evaluate the completeness of incentive programs subjected to the Company’s assessment.

Monetization services: use of system-generated audit evidence
As described in Note 2 of the consolidated financial statements, the Company provides monetization services for game developers’ game content. As disclosed in management’s report on internal control over financial reporting, the Company identified material weaknesses as of December 31, 2023. The material weaknesses included ineffective information technology general controls (ITGCs) in the areas of user access and program change management controls. As a result of the ITGC material weakness, the Company’s related information technology (IT) dependent manual and application controls were also deemed ineffective. The prevention, detection, and correction of material misstatements of the consolidated financial statements is dependent, in part, on management designing and implementing effective ITGCs and related IT dependent manual and application controls related to financial reporting processes. We identified the use of system-generated audit evidence related to the Company’s monetization services as a critical audit matter.

The principal considerations for our determination that this matter is a critical audit matter are that the existence of material weaknesses in ITGCs necessitated (i) especially challenging and complex auditor judgment in designing audit procedures and determining that sufficient appropriate audit evidence is obtained for the accounts and disclosures associated with the Company’s monetization services and (ii) increased audit effort through the use of individuals with specialized skill and knowledge in information technology.

Our audit procedures related to the use of system-generated audit evidence related to the Company’s monetization services included the following, among others.
•We engaged in live game play during the period and traced the related transactions into the system data.
•With the assistance of information technology professionals, we:
◦inspected relevant IT systems to identify and evaluate financially relevant changes during the audit period;
◦evaluated the appropriateness of user access for the database of the relevant underlying systems;
◦identified and inspected the code controlling each transaction type, tested the operating effectiveness and inspected the last modification date of each code configuration to determine that no relevant changes were made to that piece of code during the period; and
◦inspected the last modified dates of relevant code to determine no relevant changes had been made throughout the period under audit.
•For a selection of player transactions, we evaluated how the code designated the recording of the transactions in the relevant IT systems and determined whether such transactions were recorded appropriately.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Bellevue, Washington

August 29, 2024

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Skillz Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Skillz Inc. (a Delaware corporation) (and subsidiaries) (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

•Ineffective identification and risk assessment impacting internal control over financial reporting and ineffective monitoring controls attributed to an insufficient number of qualified resources and inadequate oversight and accountability over the performance of controls;
•Information technology general controls (ITGCs) in the areas of user access and segregation of duties, program change management and program operations over information technology (IT) systems that support the Company’s financial reporting processes were not designed or operating effectively; and
•Ineffectively designed and operating controls due to insufficient documentation of control activities and retention of evidence to demonstrate management’s review, as well as the ineffective implementation of controls to prevent and detect misstatements across several accounting processes, including the financial statement close process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated August 29, 2024 which expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Other information

We do not express an opinion or any other form of assurance on Management’s Plan for Remediation of Material Weaknesses.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.

Bellevue, Washington

August 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Skillz Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Skillz Inc. (the Company) as of December 31, 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We served as the Company’s auditor from 2018 to 2023.

/s/ Ernst & Young LLP

San Mateo, California
March 31, 2023

Except for the effects of the reverse stock split discussed in Note 1, and the effect of the segment reporting discussed in Note 17 as to which the date is August 29, 2024.

SKILLZ INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares and par value per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$302,028	$362,516
Restricted cash	10,000	—
Marketable securities, current	—	127,268
Accounts receivable, net of allowance for credit losses of $49 as of December 31, 2023 and 2022	5,942	7,177
Prepaid expenses and other current assets	6,721	4,722
Total current assets	324,691	501,683
Non-current assets:
Property and equipment, net	14,549	2,991
Operating lease right-of-use assets, net	—	472
Marketable securities, non-current	1,125	56,728
Non-marketable equity securities	52,768	55,649
Restricted cash - non-current	—	2,920
Other non-current assets	2,693	852
Total non-current assets	71,135	119,612
Total assets	$395,826	$621,295
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,712	$1,696
Operating lease liabilities, current	1,364	2,133
Other current liabilities	46,782	45,666
Total current liabilities	49,858	49,495
Non-current liabilities:
Operating lease liabilities, non-current	10,573	11,942
Common stock warrant liabilities, non-current	11	289
Long-term debt, net of current portion	123,935	272,781
Other non-current liabilities	960	8,387
Total non-current liabilities	135,479	293,399
Total liabilities	185,337	342,894
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock $0.0001 par value; 10 million shares authorized — 0 shares issued and outstanding as of December 31, 2023 and 2022	—	—
Common stock $0.0001 par value; 31.3 million shares authorized; Class A common stock – 25.0 million shares authorized; 18.1 million and 17.6 million shares issued; 15.8 million and 17.6 million outstanding as of December 31, 2023 and 2022, respectively; Class B common stock – 6.3 million shares authorized; 3.4 million shares issued and outstanding as of December 31, 2023 and 2022, respectively	1	1
Treasury stock at cost, 2.3 million shares as of December 31, 2023	(13,000)	—
Additional paid-in capital	1,197,963	1,153,071
Accumulated other comprehensive loss	(7)	(1,563)
Accumulated deficit	(974,468)	(873,108)
Total stockholders’ equity	210,489	278,401
Total liabilities and stockholders’ equity	$395,826	$621,295

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for number of shares and per share amounts)

	Year Ended December 31,
	2023	2022
Revenue	$152,079	$269,709
Costs and expenses:
Cost of revenue	15,379	30,718
Research and development	28,148	52,265
Sales and marketing	122,855	277,014
General and administrative	96,654	163,018
Impairment of goodwill and long-lived assets	3,335	168,051
Total costs and expenses	266,371	691,066
Loss from operations	(114,292)	(421,357)
Gain on extinguishment of debt	15,205	2,553
Interest expense, net	(2,852)	(26,545)
Change in fair value of common stock warrant liabilities	278	6,004
Other income, net	540	125
Loss before income taxes	(101,121)	(439,220)
Provision (benefit) for income taxes	239	(345)
Net loss	$(101,360)	$(438,875)
Net loss per share attributable to common stockholders:
Basic and diluted	$(4.85)	$(21.41)
Weighted average shares outstanding:
Basic and diluted	20,893,085	20,498,477

Other comprehensive income (loss):
Change in unrealized loss on available-for-sale investments, net of tax	$1,556	$(1,315)
Total other comprehensive income (loss)	$1,556	$(1,315)
Total comprehensive loss	$(99,804)	$(440,190)

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except for number of shares)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	20,437,692	1	—	—	1,043,640	(248)	(434,233)	609,159
Issuance of common stock upon exercise of stock options and release of restricted stock units	631,005	—	—	—	1,310	—	—	1,311
Stock-based compensation	—	—	—	—	108,202	—	—	108,202
Other comprehensive loss	—	—	—	—	—	(1,315)	—	(1,315)
Other, net	—	—	—	—	(81)	—	—	(81)
Net loss	—	—	—	—	—	—	(438,875)	(438,875)
Balance at December 31, 2022	21,068,697	1	—	—	1,153,071	(1,563)	(873,108)	278,401
Issuance of common stock upon exercise of stock options and release of restricted stock units	331,170	—	—	—	45	—	—	45
Stock repurchased by the Company and held as treasury stock	(2,314,908)	—	2,314,908	(13,000)	—	—	—	(13,000)
Stock issued under employee stock purchase plan	98,087	—	—	—	1,155	—	—	1,155
Stock-based compensation	—	—	—	—	43,692	—		43,692
Other comprehensive loss	—	—	—	—		1,556	—	1,556
Net loss	—	—	—	—	—	—	(101,360)	(101,360)
Balance at December 31, 2023	19,183,046	1	2,314,908	$(13,000)	$1,197,963	$(7)	$(974,468)	$210,489

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
Operating Activities
Net loss	$(101,360)	$(438,875)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,961	17,871
Stock-based compensation	43,692	108,202
Gain on extinguishment of debt	(15,205)	(2,553)
Accretion of unamortized debt discount and amortization of debt issuance costs	2,214	3,743
Amortization of premium for marketable securities	890	3,095
Impairment charges	3,336	168,051
Deferred income taxes	—	(698)
Change in fair value of common stock warrant liabilities	(278)	(6,004)
Other, net	17	—
Changes in operating assets and liabilities:
Accounts receivable, net	1,235	5,592
Prepaid expenses and other assets	(1,840)	11,602
Accounts payable	16	(17,222)
Loss contingency accrual	—	(4,449)
Operating lease right-of-use assets	—	1,605
Operating lease liabilities	(2,138)	(1,602)
Other accruals and liabilities	(4,298)	(27,955)
Net cash used in operating activities	(71,758)	(179,597)
Investing Activities
Purchases of property and equipment, including internal-use software	(13,236)	(1,892)
Investment in loan receivable	(2,000)	—
Purchases of marketable securities	—	(454,091)
Proceeds from sales of marketable securities	57,553	167,847
Proceeds from maturities of marketable securities	125,984	599,522
Net cash provided by investing activities	168,301	311,386
Financing Activities
Principal payments on finance leases obligations	(1,096)	(2,612)
Payments for extinguishment of debt	(135,855)	(7,298)
Repurchase of common stock	(13,000)	—
Payments for debt issuance costs	—	(2,005)
Net proceeds from exercise of stock options and issuance of common stock	—	1,310
Net cash used in financing activities	(149,951)	(10,605)
Net change in cash, cash equivalents and restricted cash	(53,408)	121,184
Cash, cash equivalents and restricted cash – beginning of year	365,436	244,252
Cash, cash equivalents and restricted cash – end of year	$312,028	$365,436
Supplemental Cash Flow Data:
Cash paid during the period for:
Interest	$18,330	$30,334
Taxes	$400	$—

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
Reverse Stock Split
On June 23, 2023, the Company effectuated the one-for-twenty reverse stock split of its issued and outstanding shares of Common Stock. As a result of the reverse stock split, every 20 shares of issued and outstanding Common Stock were combined and converted into one issued and outstanding share of Common Stock, and the number of authorized shares of Common Stock was reduced proportionately. The par value per share of Common Stock remains unchanged. The Company’s Class A Common Stock began trading on a split-adjusted basis on the NYSE at market open on June 26, 2023. All share and per-share amounts have been retrospectively adjusted to reflect the impact of the reverse stock split. The Company has retro-actively applied the stock split made effective on June 23, 2023, to share and per share amounts on the consolidated financial statements. Accordingly, any information related to or dependent upon the share amounts in the consolidated financial statements and Note 12, Common Stock Warrants, Note 13, Stockholders’ Equity, Note 14, Stock-Based Compensation and Note 18, Net Loss Per Share has been retrospectively adjusted to reflect the effect of the stock split.

Immaterial Out-Of-Period Adjustments

During the year ended December 31, 2023, the Company recorded certain immaterial out-of-period adjustments related to the following:

a.Accounting for indirect taxes: The adjustment related to a change in the calculation of indirect taxes and corrected overstatement of indirect tax liability of $1.2 million and understatement of revenues of $1.2 million for the year ended December 31, 2022.
b.Accounting for accrual of certain incentives: This adjustment corrected an understatement of selling and marketing expense of $1.7 million and an understatement of incentive accrual as of $1.7 million as of December 31, 2022.

Additionally, in the quarter ended December 31, 2023, the Company recorded an adjustment to increase interest income and cash for $3.7 million related to an error in recording an interest accrual for three months ended September 30, 2023.

The Company assessed the materiality of these adjustments on the previously issued financial statements in accordance with SEC Staff Accounting Bulletin Topic 1.M, Materiality and concluded that the adjustments were not material to the previously issued consolidated financial statements.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Estimates are used in several areas including, but not limited to, stock-based compensation and valuation of common stock warrants. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. Actual results could differ materially from these estimates.
Revenue Recognition
The Company generates substantially all its revenues through its Skillz segment by providing a service to game developers aimed at improving the monetization of their game content. The monetization service provided by Skillz allows developers to offer multi-player competition to their end-users which increases end-user retention and engagement. Skillz provides developers with a software development kit (“SDK”) that they can download and integrate with their existing games. The SDK serves as a data interface between Skillz and the game developers that enables Skillz to provide monetization services to the developer.
The Company recognizes revenue for its services in accordance with the FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). See Note 4, Revenue, for additional information.
Cost of Revenue
Cost of revenue primarily consists of third-party payment processing fees, server costs, amortization of developed technology, personnel expenses, direct software costs, amortization of internal use software, hosting expenses, and allocation of shared facility and other costs.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash, commercial paper, money market funds and U.S government agency securities with maturities of three months or less when purchased.
Restricted cash maintained under an agreement that legally restricts the use of such funds is not included within cash and cash equivalents and is reported within other long-term assets and other current assets. For the year ended December 31, 2023, restricted cash of $10.0 million mainly relates to the letter of credit for the Company’s former headquarters in San Francisco and cash required to be held by our financial institution. For the year ended December 31, 2022, restricted cash of $2.9 million mainly relates to the letter of credit for the Company’s former headquarters in San Francisco.
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statement of cash flows as of December 31, 2023 and 2022 is as follows:

	December 31,
	2023	2022
Cash	$14,968	$130,068
Money market	287,060	232,448
Restricted cash classified as current asset	10,000	—
Restricted cash classified as a non-current asset	—	2,920
Cash, cash equivalents and restricted cash	$312,028	$365,436

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
Accounts Receivable, Net

Accounts receivable, net, represents amounts recorded for programmatic media campaigns, net of an allowance for credit losses from our advertising revenue customers of our Aarki segment. The allowance for credit losses is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when there are specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The Company’s provision for credit losses was $276.0 thousand and $54.0 thousand in 2023 and 2022, respectively, of which was not charged against the allowance for credit losses. Additionally in 2023, the Company did not recover any amounts previously written off. The allowance for credit losses was $49.0 thousand at December 31, 2023 and December 31, 2022.

One customer accounted for 12% of the accounts receivable balance as of December 31, 2023 and two customers accounted for 24% and 14% of the accounts receivable balance as of December 31, 2022.
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
On March 15, 2023, the Company completed the purchase of an office building in Las Vegas, Nevada for $11.5 million, with $10.5 million and $1.0 million allocated to building and land components, respectively. The building will be depreciated on a straight-line basis over its estimated useful life of 39 years. The land is not subject to depreciation. The building is being utilized as the Company’s headquarters effective in February 2024.
During the year ended December 31, 2022, the Company recognized $12.5 million of amortization expense associated with finite-lived intangible assets, including developed technology, customer relationships, trademarks, and tradenames, in the consolidated statements of operations and comprehensive loss. As these finite-lived intangible assets were fully impaired and written off as of December 31, 2022, the Company did not recognize any amortization expense during the year ended December 31, 2023.
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
The fair value of the Aarki asset group was estimated using an income approach. Under the income approach, a long-lived asset group’s fair value is equal to the present value of future economic benefits to be derived from ownership of the asset group. Indications of value are developed by discounting future net cash flows to their present value at market-based rates of return. Significant factors considered in the calculation of the fair value of the long-lived asset group were projected revenue, gross margins, operating expenses, the remaining economic life of the overall long-lived asset group based on the primary asset of the group, which was determined to be the developed technology, along with the discount rates used to derive the estimated present values of future cash flows. The Company applied judgement which involved the use of significant assumptions with respect to its income forecast such as the level and timing of future cash flows. The Company determined the fair value of the Aarki asset group was lower than its carrying values and recorded a long-lived asset impairment charge of $19.8 million during the three months ended December 31, 2022, and $71.1 million during the year ended December 31, 2022.

For the Skillz asset group, the Company reviewed undiscounted future cash flows for the asset group, and the results of the analysis indicated the carrying amount of the asset group was not expected to be recovered. The Company’s ROU asset related to its San Francisco office lease was the most significant asset of the Skillz long-lived asset group with the remaining long-lived assets consisting of an immaterial amount of property and equipment. The Company performed analyses to estimate the fair values of the assets within the Skillz asset group. For the ROU asset, the fair value was estimated based on key assumptions made by the Company including required construction costs, market rental rates, and expected vacancy period. The Company also determined that the fair value of the Skillz lease ROU asset was lower than its carrying value and recorded a long-lived asset impairment charge of $11.5 million during the year ended December 31, 2022.

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
Marketable securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive income (loss) in the consolidated statements of operations and comprehensive loss. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, the Company employs a systematic methodology that considers available quantitative and qualitative evidence. In addition, the Company considers specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other income (expense), net in the consolidated statements of operations and comprehensive loss and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.
The Company has elected to measure its existing investments in non-marketable equity securities at cost, less impairments, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer (“measurement alternative”). This election is reassessed each reporting period to determine whether non-marketable equity securities have a readily determinable fair value, in which case they would no longer be eligible for this election and would be measured at fair value. The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. Impairment indicators might include, but would not necessarily be limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, a significant adverse change in the regulatory, economic, or technological environment of the investee, a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar securities for an amount less than the carrying amount of the investments in those securities. If an impairment exists, a loss is recognized in the consolidated statements of operations and comprehensive loss for the amount by which the carrying value exceeds the fair value of the investment. Gains and losses resulting from the remeasurement of non-marketable equity securities, including impairment, are recorded through other income (expense), net in the consolidated statements of operations and comprehensive loss. The Company separately presents investments in non-marketable equity securities within long-term assets on the consolidated balance sheets.

Variable Interest Entities

A variable interest entity ("VIE") is an entity that either (i) has insufficient equity to permit the entity to finance its activities without additional subordinated financial support, or (ii) has equity investors who lack the characteristics of a controlling financial interest. Under ASC 810 “Consolidation,” an entity that holds a variable interest in a VIE and meets certain requirements would be considered to be the primary beneficiary of the VIE and required to consolidate the VIE in its consolidated financial statements. In order to be considered the primary beneficiary of a VIE, an entity must hold a variable interest in the VIE and have both:
•the power to direct the activities that most significantly impact the economic performance of the VIE; and
•the right to receive benefits from, or the obligation to absorb losses of, the VIE that could be potentially significant to the VIE.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The Company holds a cost method investment in Big Run Studios, Inc. (“Big Run”), a privately held variable interest entity and one of the Company’s top game developers. The Company determined that it is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the entity’s performance. As of December 31, 2022, the carrying value of the Company’s investment in Big Run was $2.9 million and was classified within non-marketable equity securities. During the year ended December 31, 2023, the Company fully impaired the carrying value of its investment in Big Run due to significant concerns about the entity’s ability to continue as a going concern. The Company also entered into a $2.0 million loan agreement with the entity for the purpose of allowing it to meet its cash flow needs which was fully repaid in 2024. See Note 5, Balance Sheet Components and Note 19, Subsequent Events.
Goodwill

In the year ended December 31, 2022, the Company recorded a goodwill impairment charge of $85.5 million. The impairment was driven primarily by a sharp decrease in the Company’s stock price and market capitalization during 2022, and lower forecasted operating results.

Advertising and Promotional Expense
Advertising and promotional expenses are included in sales and marketing expenses within the consolidated statements of operations and comprehensive loss and are expensed when incurred. For the years ended December 31, 2023 and 2022, advertising expenses, not including marketing promotions related to the Company’s end-user incentive programs, were $30.7 million and $118.8 million, respectively.
Private Common Stock Warrant Liabilities
As part of the closing of Flying Eagle Acquisition Corporation’s, a Delaware corporation (“FEAC”), initial public offering, FEAC completed the private sale of 501,667 warrants to FEAC’s sponsor at a purchase price of $30.00 per warrant (the “Private Warrants”). In connection with the FEAC Business Combination, FEAC’s sponsor agreed to forfeit 250,833 Private Warrants. Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $230.00 per share. There were 226,786 Private Warrants outstanding as of December 31, 2023 and 2022.
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
The Company evaluated the Private Common Stock Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Specifically, the exercise of the Private Common Stock Warrants may be settled in cash upon the occurrence of a tender offer or exchange that involves 50% or more of the Company’s Class A stockholders. As there are two classes of common stock, and not all of the stockholders need to participate in such tender offer or exchange to trigger the potential cash settlement and the Company does not control the occurrence of such an event, the Company concluded that the Private Warrants do not meet the conditions to be classified in equity. Since the Private Common Stock Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the consolidated balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive loss at each reporting date.
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
Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including its long-term debt to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives and freestanding derivative financial instruments that are classified as assets or liabilities are recognized at fair value with changes in fair value recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss.
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
The Company has primarily granted restricted stock units (“RSUs”), which have a service-based (and in certain circumstances, performance-based) vesting condition over a four-year period, to its employees and members of the Company’s Board of Directors (the “Board”) since the start of 2021. The Board determines the fair value of each share of underlying common stock based on the closing price of the Company's common stock on the date of the grant.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred income taxes are recognized for differences between financial reporting and tax bases of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.
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
The Company utilizes a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.
Although the Company believes it has adequately reserved for uncertain tax positions, management can provide no assurance that the final tax outcome of these matters will not be materially different. The Company evaluates its uncertain tax position on a regular basis and evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of an audit and effective settlement of audit issues.
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
Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, generally three to five years, except for the Company’s owned building, which is 39 years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease. Maintenance and repairs that do not extend the life or improve the asset are expensed as incurred. Upon disposal of property and equipment, assets and related accumulated depreciation are removed from the accounts, and the related gain or loss is included in the consolidated statement of operations and comprehensive loss.
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
The following table presents the estimated useful lives of the Company’s property and equipment:

Property and Equipment	Useful Life
Buildings	39 years
Computer equipment and servers	3 years
Capitalized internal-use software	3 years
Office equipment and other	5 years
Leased equipment and leasehold improvements	Lesser of estimated useful life or remaining lease term

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Leases
The Company accounted for leases in accordance with Accounting Standards Update Topic 842 (“ASC 842”). Under ASC 842, the Company determines if an arrangement is a lease at inception. ROU assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers lease payments that are fixed at the time of commencement. As most of the Company’s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The determination of an appropriate incremental borrowing rate requires judgment. The Company determines its incremental borrowing rate based on publicly available data for instruments with similar characteristics, including recently issued debt, as well as other factors. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received.
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

ROU assets related to the Company’s operating leases are included in operating lease ROU assets, while the corresponding lease liabilities are included in current and non-current operating lease liabilities on the Company’s consolidated balance sheets. ROU assets related to the Company’s finance leases are included in property and equipment, while the corresponding lease liabilities are included in other current liabilities and other non-current long-term liabilities on the Company’s consolidated balance sheets. The Company incurred an impairment charge of $11.5 million related to its ROU assets for the year ended December 31, 2022. As of December 31, 2023 and 2022 the Company is only carrying the ROU lease liabilities on its consolidated balance sheet.

Interest Income (Expense), Net

Interest income (expense), net consisted of the following for the year ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Interest expense	$(21,477)	$(40,649)
Interest income	18,625	14,104
Interest income (expense), net	$(2,852)	$(26,545)
Indirect Tax Liabilities
We are subject to indirect taxes such as sales and use tax in the United States and value-add tax in certain foreign jurisdictions, respectively. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. We recognize changes to our estimate if it is estimable and probable that our position would not be sustainable upon examination by taxing authorities. Although management believes our recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from that which our liabilities are based on. To the extent that final tax outcomes of these matters are different than the amounts recorded, such differences could have a material impact on our consolidated financial statements as the Company records related tax reserves as a reduction in revenue, and penalties and interest in general and administrative expenses. The Company recorded indirect tax liabilities of $11.2 million and $10.9 million in 2023 and 2022, respectively. See Note 10, Commitments and Contingencies.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
segment and in assessing performance. Effective beginning in the fourth quarter of 2023, the Company had two operating and reportable segments. See Note 17, Segment Reporting.
Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The ASU is required to be applied retrospectively to all prior periods presented in the financial statements once adopted. The Company is evaluating the disclosure requirements related to the new standard.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose specific tax rate reconciliation categories, as well as income taxes paid disaggregated by jurisdiction, amongst other disclosure enhancements. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the disclosure requirements related to the new standard.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
3. Spin-Off Transaction

On August 31, 2023, in order to more directly incentivize the key employees of the Company’s subsidiary, Aarki, Inc. (“Aarki”), the Company made the determination to allow certain key employees of Aarki to receive equity awards in Aarki. On a fully diluted basis, the awards would represent approximately 20% of the ownership of Aarki. As of December 31, 2023, no awards have been granted in connection with the foregoing. In connection with the spin-off transaction, the Company provided Aarki $5.0 million to fund its operations in exchange for Series A Preferred Stock of Aarki. The funding transaction was eliminated in consolidation and was used to properly allocate working capital to the business. The Company does not intend to grant any future Skillz equity awards to any Aarki employees, and all unvested Skillz equity awards have been surrendered by Aarki employees.

In connection with the foregoing, Aarki is also being designated as an unrestricted subsidiary under the indenture governing the Company’s 10.25% Secured Notes due 2026.

4. Revenue

The following tables present our revenues, disaggregated by offering, geographical region, and reportable segment. Revenue by geographical region is based on the location where the game developer or advertising customer is headquartered. For more information on revenues presented by reportable segment, see Note 17, Segment Reporting.

	Year Ended December 31, 2023
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$134,526	$—	$—	$134,526
Advertising Revenue	—	13,233	(364)	12,869

Other Revenue:
Maintenance Fee Revenue	4,684	—	—	4,684
Total Revenue	$139,210	$13,233	$(364)	$152,079

United States	$129,834	$4,010	$(364)	$133,480
Israel	2,011	2,469	—	$4,480
China	3,198	35	—	$3,233
Malta	23	3,057	—	$3,080
Other Countries	4,144	3,662	—	7,806
Total Revenue	$139,210	$13,233	$(364)	$152,079

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	Year Ended December 31, 2022
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$241,612	$—	$—	$241,612
Advertising Revenue	—	22,053	(1,420)	20,633

Other Revenue:
Maintenance Fee Revenue	7,464	—	—	7,464
Total Revenue	$249,076	$22,053	$(1,420)	$269,709

United States	$238,758	$8,241	$(1,420)	$245,579
Israel	3,188	4,072	—	7,260
China	4	57	—	61
Malta	18	5,041	—	5,059
Other Countries	7,108	4,642	—	11,750
Total Revenue	$249,076	$22,053	$(1,420)	$269,709

Revenue from Entry Fees
The Company applies the five-step model to achieve the core principle of ASC 606. The Company determined that its customer in the provision of its technology platform and services is the game developer. The Company’s ordinary activities consist of providing game developers services through access to its technology platform using the Skillz SDK. The SDK acts as an application programming interface enabling communication of data between Skillz and the game developers, which when integrated with the developer’s game content, facilitates end-user registration into competitions, managing and hosting end-user competition accounts, matching players of similar skill levels, collecting end-user entry fees, distributing end-user prizes, resolving end-user disputes pertaining to their participation in competitions, and running third-party marketing campaigns (collectively, “Monetization Services”).

The Company provides Monetization Services to game developers enabling them to offer competitive games to their end-users. These activities are not distinct from each other as the Company provides an integrated service enabling game developers to provide the competitive game service to the end-users, and as a result, they do not represent separate performance obligations. The Company is entitled to a revenue share based on total entry fees for paid competitions, regardless of how they are paid, net of end-user prizes (i.e., winnings from the competitions) and other costs to provide the Monetization Services. Entry fees used to enter paid competitions can include net cash deposits, cash from prior winnings, and end-user incentives. The game developers earn monthly revenue share from end-users, calculated based on end users’ paid entry fees attributable to their games as a percentage of total entry fees. End-user incentives are not paid for by game developers. In addition, the Company accounts for end-user incentives either as a reduction of revenue or as sales and marketing expenses (as noted below).

The Company collects entry fees and related charges from end-users on behalf of game developers. This is done via the end-user’s pre-authorized credit card or PayPal account. The Company withholds its portion of revenue share and administrative costs from these entry fees. The balance is then recorded as a reduction to revenue for the amount owed to the game developer. Therefore, the game developer’s ability and intent to pay the amounts withheld by the Company is not subject to significant judgment or collection risk. Certain of Skillz’ larger developer agreements provide the Company with a right to withhold additional amounts from their revenue share. These amounts relate to game-specific sales and marketing costs incurred by the Company, in its sole discretion, to acquire end-users on behalf of the game developer. The amount and timing of such withholding(s) is (are) uncertain and based on the future performance of the respective developer’s games. Such amounts are recorded as part of the monthly settlement process with the game developer. Accordingly, the Company has included these amounts as a reduction to the revenue share paid to game developers.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

Revenue is recognized at the time the performance obligation is satisfied by transferring control of the promised service in an amount that reflects the consideration that the Company expects to receive in exchange for the Monetization Services. The Company does not recognize contract assets or contract liabilities as the payment of the transaction price is concurrent with fulfillment of the services. At the time of game completion, the Company has a right to receive payment for services rendered. The Company’s agreements with game developers can generally be terminated for convenience by either party upon thirty days prior written notice, and in certain of the Company’s larger agreements, the game developer, if required by the Company, must continue to make its games available on the platform for a period of up to twelve months. The Company's agreements with certain game developers cannot be terminated by the developer without the Company's approval for a period of at least eighteen months under certain conditions. In accordance with optional exemptions available under Topic 606, the Company does not disclose the value of unsatisfied performance obligations for (1) contracts with an original expected length of one year or less, and (2) contracts for which variable consideration relates entirely to an unsatisfied performance obligation or to an unsatisfied promise to transfer a distinct service that forms a part of a single performance obligation.
Games provided by two developer partners accounted for 80% of the Company’s revenue from Monetization Services for the years ended December 31, 2023 and 2022.
End-User Incentive Programs

To drive traffic to the platform, the Company provides promotions and incentives to end-users in various forms. Evaluating whether a promotion or incentive is a payment to a customer may require significant judgment. Certain promotions and incentives that are consideration payable to customers, are recognized as a reduction of revenue at the later of when revenue is recognized or when the Company pays or promises to pay the incentive. Promotions and incentives recorded as sales and marketing expenses are recognized when we incur the related cost.

Our primary end-user incentive is Bonus Cash, which is a promotional incentive that cannot be withdrawn and can only be used by end-users to enter paid-entry fee contests. Bonus Cash used as entry fees for paid Competitions can include newly issued Bonus Cash and / or Bonus Cash returned to end-users from prior winnings. We recognize the entire cost of Bonus Cash as sales and marketing expenses or a reduction of revenue (as discussed below). When Bonus Cash is used towards entry fees for a paid Competition and is returned to an end-user as winnings, we do not record any additional sales and marketing expenses or reductions to revenue. Likewise, if Bonus Cash is returned to an end-user and is used to enter subsequent competitions, which they continue to win, we do not record any additional sales and marketing expenses or reductions to revenue.
•Marketing promotions and discounts accounted for as reductions to revenue. These promotions are typically pricing actions in the form of discounts that reduce end-user entry fees. These are offered on behalf of the game developers. Although not required based on the Company’s agreement with its game developers, the Company considers that game developers have a valid expectation that certain incentives will be offered to end-users. The determination of a valid expectation is based on an evaluation of all information reasonably available to game developers regarding the Company’s customary business practices, published policies and specific statements.
An example of an incentive for which the game developer has a valid expectation is the initial deposit Bonus Cash that can be earned in fixed amounts when an end-user makes their first deposit on the Skillz platform. Bonus Cash can only be applied by end-users towards future paid-entry fee competitions and cannot be withdrawn.

Another example of this type of incentive would be the redemption of Ticketz for either Bonus Cash or merchandise. The redemption process is managed by Skillz and redemption amounts can be changed at Skillz discretion.

For the years ended December 31, 2023 and 2022, the Company recognized a reduction of revenue of $25.8 million and $49.0 million, respectively, related to these end-user incentives.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
•Marketing promotions accounted for as sales and marketing expenses. When the Company concludes that game developers do not have a valid expectation that an incentive will be offered, Management records the related cost as sales and marketing expenses. Management’s assessment is based on an evaluation of all information reasonably available to game developers regarding the Company’s customary business practices, published policies and specific statements. These promotions are offered to end-users to draw, re-engage, or generally increase their use of the Skillz platform.

An example of this type of incentive is limited-time Bonus Cash offers, which are targeted to specific end-users, typically those who deposit more frequently or have not made a deposit recently, via email or in-app promotions. The Company targets groups of end-users differently, offering specific promotions it believes will best stimulate engagement. Similar to Bonus Cash earned from the redemption of “Ticketz”, which are virtual currency earned for every competition played based on the amount of the entry fee, or an initial deposit, limited-time Bonus Cash can only be used by end-users to enter future paid entry fee competitions and cannot be withdrawn. The Company also hosts engagement marketing leagues, which run over a period of days or weeks. Prizes are awarded to winners in the form of cash or luxury goods to end-users earning the most medals at the end of the league. End-users accumulate medals by winning Skillz enabled paid entry fee competitions. Skillz determines whether (or not) to run a league, what prizes should be awarded, over what time period the league should run, and to which end-users’ prizes should be paid, all at the Company’s discretion. The parameters vary from one league to the next and are not reasonably known, nor communicated to game developers. League prizes in the form of cash can be withdrawn or applied towards future paid-entry fee competitions.

For the years ended December 31, 2023, and 2022, the Company recognized sales and marketing expense of $58.9 million and $105.1 million, respectively, related to these end-user incentives.
From time to time, the Company issues credits or refunds to end-users that are dissatisfied by the level of service provided by the game developer. There is no contractual obligation for the Company to refund such end-users nor is there a valid expectation by game developers for the Company to issue such credits or refunds to end-users on their behalf. The Company accounts for credits or refunds, which are not recoverable from the game developer, as sales and marketing expenses when incurred.
Total engagement marketing accounted for as sales and marketing expense recognized in the years ended December 31, 2023 and 2022 were $64.9 million and $117.3 million, respectively.

Advertising Revenue

The Company offers a technology platform (i.e. demand side platform, “DSP”) to source available advertising space from its network of vendors / suppliers (aka, advertising exchange partners / publishers), which uses a real-time auction process. The revenue from advertising is recognized over time based on the number of impressions as the performance obligation is satisfied. The Company considers itself the agent of its customer(s). This is due to the Company’s involvement in programmatically placing and sourcing advertisements on behalf of customers via a network of third party publishers. The Company does not, at any time, take ownership of advertising inventory being sourced and placed. Via the DSP, if the Company wins the auction and an impression is served, the customer’s advertisement is displayed on the publisher / supplier’s mobile application.

Management evaluates whether the performance obligation contained in its insertion order (“IO”) is distinct within the context of a customer contract as defined above. We determined the nature of our performance obligations to customers is to run their programmatic media campaigns by delivering advertisements to their target audience(s). This is carried out based on parameters and strategies outlined by the customer. This performance obligation to the customer incorporates the following:

•The DSP and related services (i.e., development of campaign strategy, provision of creative services, campaign flighting, performance monitoring and serving of the ads); and
•Sourcing mobile advertising space from the Company’s network of vendors / suppliers.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
None of these promises are separately identifiable from each other in the contract, as they are integrated with the DSP to provide the customer a combined output. The output empowers the customer to acquire the most valuable space for their mobile advertising campaign based on a pre-established / maximum budget in the IO. Our customers do not dictate where or how the Company sources advertising space. Likewise, the Company does not take ownership of any inventory before the mobile advertisement is served to the customer.

The Company recognizes an asset for incremental costs of obtaining a contract with the customer as long as Management expects to recover these costs. Incremental costs are those that would have not been incurred if the contract did not exist. Examples of incremental costs often capitalized are sales commissions whereas examples of costs that would not be included are internal employee salaries, standard benefits, travel costs, and other / general legal costs. Sales commissions are the only incremental contract costs the Company incurs and are paid based on collected revenue based on the recipient’s assigned accounts. As commissions are typically satisfied within one year after an executed contract, the Company applies the practical expedient under ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers.

Maintenance Fee Revenue

When a player becomes inactive on the platform by not participating in a tournament for six consecutive months, the Company will impose a monthly maintenance fee. This fee is charged to the player and recognized as revenue by the Company beginning from the first the month of inactivity.

5. Balance Sheet Components

Note Receivable
Note receivable included in other long-term assets on the consolidated balance sheets consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Note receivable	$2,000	$—

On July 7, 2023, the Company entered into a Loan and Security Agreement (together, the “Credit Agreement”) whereby it would lend approximately $2.0 million to Big Run Studio (“Big Run”). The designated rate on the credit facility is 11.5%, with interest-only for the first six months being paid, at Big Run’s option each month, (1) in cash or (2) in-kind and compounded monthly to the principal. The interest-only period may be extended in six month increments upon mutual written agreement between Big Run and Skillz. After the interest-only period, principal and interest shall be payable monthly in equal installments. The default rate is 16.5% per annum. Late charges will be assessed at 5% of the payment amount overdue if not paid within five business days of its due date. The credit facility will mature on June 1, 2025, subject to applicable permitted prepayments; provided that upon the occurrence of a six-month extension of the interest-only period, the Company may, at its discretion, also extend the maturity date of the loan by a commensurate six months. The credit facility is perfected by way of a Uniform Commercial Code-1 statement whereby the Company is provided first-order secured rights in the event of default by Big Run.

For the year ended December 31, 2023, the Company recognized $0.1 million of interest income related to this Credit Agreement.

See Note 19, Subsequent Events.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Credit card processing reserve	$1,000	$1,000
Prepaid expenses	4,364	2,234
Other current assets	1,357	1,488
Prepaid expenses and other current assets	$6,721	$4,722

Property and Equipment, Net

Property and equipment consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Land	$980	$—
Building	10,541	—
Capitalized internal-use software	9,113	9,126
Computer equipment and servers	1,410	1,291
Furniture and fixtures	278	278
Leasehold improvements	117	114
Construction in progress	1,745	—
Finance lease right-of-use assets	—	10
Total property and equipment	24,184	10,819
Accumulated depreciation and amortization	(9,635)	(7,828)
Property and equipment, net	$14,549	$2,991

Property and equipment, net and operating lease right-of-use assets by geography was as follows:

	Year Ended December 31,
	2023	2022
United States	14,186	3,058
Other countries	363	405
Total	$14,549	$3,463

Depreciation and amortization expense related to property and equipment was $2.0 million and $17.9 million in 2023 and 2022, respectively.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

Other Current Liabilities

Other current liabilities consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Accrued sales and marketing expenses	$2,275	$4,409
Accrued compensation	2,070	4,991
Accrued publisher fees	3,607	4,442
End-user liability, net	6,590	8,984
Accrued developer revenue share	1,086	2,017
Short-term finance lease obligations	831	1,525
Accrued legal expenses	7,949	1,984
Accrued interest expenses	554	1,236
Indirect tax liabilities	11,206	10,909
Accrued operating expenses	9,715	4,613
Other	899	556
Other current liabilities	$46,782	$45,666

The Company recorded legal expense of $15.6 million and $8.0 million in 2023 and 2022, respectively. The increase in legal expense was primarily attributed to the ongoing litigation with AviaGames. See Note 19, Subsequent Events, for more details.
6. Fair Value Measurements
As of December 31, 2023 and 2022, the recorded values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.

Cash and money market funds are classified within Level 1 of the fair value hierarchy. Highly liquid investments such as commercial papers and corporate bonds are classified within Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$287,060	$—	$—	$287,060
Available-for-Sale Investments:
Asset-backed securities	$—	$1,125	$—	$1,125
Total assets	$287,060	$1,125	$—	$288,185
Liabilities:
Common Stock Warrants
Private Common Stock Warrants	$—	$—	$11	$11
Total liabilities	$—	$—	$11	$11

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	Fair Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$232,448	$—	$—	$232,448
Available-for-Sale Investments:
Asset-backed securities	$—	$58,192	$—	$58,192
Corporate notes and bonds	—	110,298	—	110,298
Commercial paper	—	10,479	—	10,479
Foreign government securities	—	5,027	—	5,027
US government and agency securities	86,898	—	—	86,898
Total assets	$319,346	$183,996	$—	$503,342
Liabilities:
Common Stock Warrants
Private Common Stock Warrants	$—	$—	$289	289
Total liabilities	$—	$—	$289	$289

Available-for-Sale Investments

Available-for-sale investments were classified within Level 1 or Level 2 because the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The market values of Level 2 investments are determined based on observable inputs for securities other than quoted prices, such as interest rates, yield curves, and credit spreads, or quoted prices for identical or similar securities in markets that are not considered active. There were no transfers between levels during the periods presented.
Private Common Stock Warrants

The Private Warrants were classified within Level 3 as they were valued based on a Black-Scholes-Merton pricing model, which involved the use of certain unobservable inputs, such as expected volatility estimated based on the average historical stock price volatility of comparable companies. As of December 31, 2023 and 2022, the fair value of the Private Warrants liability was $11 thousand and $0.3 million, respectively.

The following sets forth the activity for Private Warrants:

Private Warrants
Balance at December 31, 2022	$289
Private warrant shares exercised	—
Fair market value adjustment	(278)
Balance as of December 31, 2023	$11

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
7. Investments
Investment Components
The components of investments were as follows:

	As of December 31, 2023
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset-backed securities	$1,132	$—	$(7)	$1,125	$—	$—	$1,125
Corporate notes and bonds	—	—	—	—	—	—	—
Commercial paper	—	—	—	—	—	—	—
Money market funds	287,060	—	—	287,060	287,060	—	—
Foreign government securities	—	—	—	—	—	—	—
US government and agency securities	—	—	—	—	—	—	—
Total investments	$288,192	$—	$(7)	$288,185	$287,060	$—	$1,125

	As of December 31, 2022
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset-backed securities	$58,455	$1	$(264)	$58,192	$—	$1,464	$56,728
Corporate notes and bonds	111,592	—	(1,294)	110,298	—	110,298	—
Commercial paper	10,477	2	—	10,479	—	10,479	—
Money market funds	232,448	—	—	232,448	232,448	—	—
Foreign government securities	5,064	—	(37)	5,027	—	5,027	—
US government and agency securities	86,869	29	—	86,898	86,898	—	—
Total investments	$504,905	$32	$(1,595)	$503,342	$319,346	$127,268	$56,728
Non-marketable equity securities are investments in privately held companies without readily determinable fair values. We have accounted for these investments using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded as its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. There were no indicators of impairment or the occurrence of observable price changes during the years ended December 31, 2023 and 2022. The carrying value of the Company’s investments without readily determinable fair values was $52.8 million and $55.6 million in December 31, 2023 and 2022, respectively, and was classified within “non-marketable equity securities” in the consolidated balance sheets.

During the year ended December 31, 2023, the Company identified an impairment related to one of its investments in a privately held company. The Company reviewed the private company’s forecast and noted significant concerns about the private company’s ability to continue as a going concern. As a result, an impairment charge of $2.9 million was recorded as of December 31, 2023. The Company did not record any other adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative, and did not recognize any gains or losses related to the sale of non-marketable equity securities in the years ended December 31, 2023 or 2022.
Unrealized Losses on Marketable Securities
Marketable securities with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	As of December 31, 2023
	Less than 12 Months		12 Months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Asset-backed securities	$—	$—	$1,125	$(7)	$1,125	$(7)
Money market funds	—	—	287,060	—	287,060	—
Total investments	$—	$—	$288,185	$(7)	$288,185	$(7)
Unrealized losses from marketable securities are primarily attributable to changes in interest rates. The company does not believe any of unrealized losses represent impairments based on the Company’s evaluation of available evidence.
Marketable Securities Maturities

	December 31, 2023
	Adjusted Cost Basis	Estimated Fair Value
Due in one year or less	$—	$—
Due after one year through five years	1,133	1,125
Total	$1,133	$1,125
8. Long-Term Debt
Components of long-term debt were as follows as of December 31, 2023 and 2022:

	December 31,
	2023	2022
2021 Senior Secured Notes	$129,671	$289,500
Unamortized discount and issuance costs	(5,736)	(16,719)
Long-term debt, non-current	$123,935	$272,781
2021 Senior Secured Notes
On December 20, 2021, the Company entered into $300 million of 10.25% secured notes in a private placement to certain institutional buyers. The secured note is guaranteed by the Company’s domestic restricted subsidiaries. The interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. At issuance, the effective interest rate on the notes was 12.14%. The notes will mature on December 15, 2026 unless repurchased or redeemed earlier. On September 1, 2022, the Company repurchased $10.5 million of the principal amount of the 2021 Senior Secured Notes at 69.5% for $7.3 million plus accrued interest of $0.2 million. This resulted in a gain on extinguishment of debt of $2.6 million as the notes were redeemed for total consideration below par value of the notes as well as the write-off of unamortized debt issuance costs and discounts. On April 13, 2023, the Company repurchased approximately $159.8 million of its senior secured notes. In connection with the repurchase, the Company’s recognized a gain on extinguishment of $15.2 million on the consolidated statements of operations. The gain primarily reflected the payment discounts as the notes were redeemed for total consideration below the par value of the notes as well as the write-off of unamortized debt issuance costs and discounts. After giving effect to the 2022 and the 2023 open market repurchases, as of December 31, 2023, $129.7 million of the senior secured notes remained outstanding and the effective interest rate is 12.09%. The secured notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with the Company’s affiliates, as well as certain other financial covenants. The Company was in compliance with all covenants as of December 31, 2023.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
In accounting for the senior secured notes, unamortized discount and issuance costs were deducted from the carrying value in the consolidated balance sheets. Issuance costs are recognized as interest expense over the five-year term of the senior secured notes. The senior secured notes are classified as Level 2 financial instruments, and the fair value of the notes is presented for disclosure purposes only. The Company determined the fair value of the notes is $107.3 million as of December 31, 2023 based on secondary market quotes.

Amortization of debt issuance costs and accretion of debt discounts included in interest expense totaled $2.2 million and $3.7 million in 2023 and 2022, respectively.

The following table outlines maturities of the principle related to the Company’s long-term debt as of December 31, 2023:

Amount
2023	$—
2024	—
2025	—
2026	129,671
Total	$129,671

9. Leases

The Company is a party to various non-cancelable operating lease agreements for certain of its offices. The Company is a party to various non-cancelable finance lease agreements for certain network equipment. The leases have original lease periods expiring between 2024 to 2030. Some leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
The components of lease costs, lease term and the discount rate were as follows for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Finance leases
Amortization of assets under finance leases	$—	$2,003
Interest	230	285
Total finance lease costs	$230	$2,288
Operating lease cost	$1,968	$3,983
Variable lease cost	$580	$489
Short-term lease rent expense	$1,157	$830

Weighted-average remaining lease term
Operating leases	6.2	6.7
Finance leases	1.5	1.8

	Year Ended December 31,
	2023	2022
Weighted-average discount rate
Operating leases	11.5%	11.5%
Finance leases	11.2%	10.8%

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The following table outlines future minimum lease payments under the Company’s non-cancellable leases as of December 31, 2023:

	Operating Leases	Finance Leases
2024	$2,657	$929
2025	2,513	480
2026	2,588	—
2027	2,666	—
2028	2,746	—
Thereafter	3,794	—
Total undiscounted cash flows	16,964	1,409
Less: Imputed interest	(5,027)	(115)
Present value of lease liabilities	$11,937	$1,294

Lease liabilities, current	1,364	831
Lease liabilities, non-current	10,573	463
Present value of lease liabilities	$11,937	$1,294
As of December 31, 2023, the Company does not have any operating and/or finance leases, which have not yet commenced.
Supplemental cash flow information related to leases for the year ended December 31, 2023 is as follows:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$3,619	$3,994
Payments for finance leases included in cash from operating activities	$230	$285
Payments for finance leases included in cash from financing activities	$1,096	$2,612
Assets obtained in exchange for lease obligations:
Operating leases	$—	$—
Finance leases	$—	$—

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
10. Commitments and Contingencies
Legal Matters

The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course and conduct of its business and has certain unresolved claims pending, the outcomes of which are not determinable at this time. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters, other than as disclosed herein, is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of December 31, 2023. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, except as set forth herein, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss. The Company records legal fee expenses associated with such matters when the relevant services are provided.

On May 15, 2019, a former employee of the Company filed a suit against the Company in the San Francisco Superior Court in California for claims including breach of contract, retaliation and wrongful termination. The case was tried in August and September 2021. The jury found in favor of the former employee and rendered a verdict against the Company for $11.6 million in compensatory damages, and the Company recorded a loss contingency accrual of $7.1 million and corresponding general and administrative expenses in such amount in the third quarter of 2021. In April 2022, the judge in the case determined, in light of the Company’s post-verdict motions, that the instructions given to the jury at trial were defective. Accordingly, the judge ordered a new trial on damages or, alternatively, permitted the plaintiff to accept a reduced verdict in the amount of $4.4 million, which the plaintiff subsequently levied from the Company’s bank account. On May 25, 2022, the Company filed an appeal from the judgment seeking, in part, entry of judgment in the Company's favor notwithstanding the verdict. The plaintiff accepted the reduced verdict, and filed an appeal from the judgment on June 7, 2022, seeking in part, to reinstate the jury's original verdict (or an award less than the original verdict but greater than the $4.4 million final judgment) and challenge the trial court’s conclusion that stock options are not “wages,” which was the basis for dismissing his wrongful termination and retaliation claims. Skillz filed its response and reply brief on July 7, 2023. On April 8, 2024, the Court of Appeals issued its decision, affirming the judgment of $4.4 million but adding an additional $2.3 million for a total award of $6.7 million. The Court of Appeals also affirmed the dismissal of the wrongful termination and retaliation claims, holding that stock options are not wages. The Court of Appeal’s decision became final, non-appealable and enforceable on May 20, 2024. See Note 19, Subsequent Events.

Indirect Taxes

The Company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions. The Company has indirect tax liabilities totaling $11.2 million and $10.9 million as of December 31, 2023 and 2022, respectively, associated with indirect taxes based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. We recognize changes to our estimate if it is estimable and probable that our position would not be sustainable upon examination by taxing authorities. Although management believes our recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from that which our liabilities are based on. The Company’s application of the revenue code for indirect taxes in certain jurisdictions, including those within the United States, may be challenged by taxing authorities in those jurisdictions. Any associated assessments may result in additional tax liabilities. The Company does not currently anticipate that any such assessments will result in a material increase in the liabilities. See Note 2, Summary of Significant Accounting Policies.
11. Retirement Plans
401(k) Plan
The Company has a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings not to exceed the maximum

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
amount allowable. For the years ended December 31, 2023 and 2022, the Company recognized an expense under this plan of $0.4 million and $1.4 million, respectively.
12. Common Stock Warrants
As of December 31, 2023 and 2022, the Company had 226,786 Private Warrants outstanding. During the year ended December 31, 2023, there were no Private Warrants exercised.
As part of the closing of FEAC’s initial public offering, FEAC completed the private sale of 501,667 warrants to FEAC’s sponsor at a purchase price of $30.00 per warrant (the “Private Warrants”). In connection with the FEAC Business Combination, FEAC’s sponsor agreed to forfeit 250,833 Private Warrants. Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $230.00 per share.
Private Warrants and the shares of Class A common stock issuable upon exercise of the Private Warrants are not transferable, assignable or sellable until 30 days after the completion of the FEAC business combination, subject to certain limited exceptions. Additionally, the Private Warrants are not non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Warrants are held by someone other than their initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
13. Stockholders’ Equity

Common Stock

The Company’s amended and restated certificate of incorporation authorizes the issuance of Class A common stock and Class B common stock. The rights of the holders of Class A common stock and Class B common stock are identical, except with respect to voting and conversion. Holders of Class A common stock are entitled to one vote per share and holders of Class B common stock are entitled to 20 votes per share. Shares of Class B common stock are convertible into an equivalent number of shares of Class A common stock and generally convert into shares of Class A common stock upon transfer. Any dividends paid to the holders of Class A common stock and Class B common stock will be paid on a pro rata basis. The payment of dividends is restricted under the terms of the Company’s 2021 Senior Secured Notes. On a liquidation event, any distribution to common stockholders is made on a pro rata basis to the holders of the Class A common stock and Class B common stock.
As of December 31, 2023 and December 31, 2022, the Company has authorized a total of 41 million shares, consisting of (i) 31 million shares of common stock, par value $0.0001 per share (“common stock”), including 25 million shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), 6 million shares of Class B common stock, par value $0.0001 per share (“Class B Common Stock”), and (ii) 10 million shares of preferred stock, par value $0.0001 per share (“preferred stock”).
Share Repurchase Program

On August 18, 2023, the Board authorized a share repurchase program (the "Share Repurchase Program”) pursuant to which the Company may repurchase, at any time or from time to time, but for a period no longer than one year from the date of authorization, shares of the Company’s Class A common stock up to an aggregate purchase price of $65.0 million. Such purchases may be made on the New York Stock Exchange or any other national securities exchange on which the common stock is then traded. The Share Repurchase Plan is pursuant to a plan pursuant to Rule 10b5-1 promulgated under the Exchange Act and/or pursuant to accelerated share repurchase arrangements, tender offers, privately negotiated transactions or otherwise.

For the year ended December 31, 2023, the Company repurchased 2.3 million shares under the Share Repurchase Program at a weighted average price of $5.62 per share for an aggregate value of $13.0 million.

14. Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized for the years ended December 31, 2023 and 2022, as follows:

	December 31,
	2023	2022
Research and development	$4,010	$4,662
Sales and marketing	8,481	8,615
General and administrative	31,201	94,925
Total stock-based compensation expense	$43,692	$108,202

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Equity Incentive Plans
Skillz Inc. 2020 Omnibus Incentive Plan
In December 2020, the Board adopted the Skillz Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan became effective upon consummation of the FEAC business combination and succeeds the Company’s legacy equity incentive plans. Under the 2020 Plan, the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors and consultants. Options are granted at a price per share equal to the fair market value of the underlying common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant. RSUs are also granted under the 2020 Plan. These awards typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The 2020 Plan also permits the Company to grant stock-based awards with performance or market conditions. In connection with the closing of the FEAC business combination, the Company entered into certain option agreements that include vesting conditions contingent upon the attainment of volume weighted average price targets related to the Company’s Class A common stock on the NYSE.
The 2020 Plan permits the Company to deliver up to 5,390,873 shares of common stock pursuant to awards issued under the 2020 Plan, consisting of 750,000 shares which may be of Class A and/or Class B common stock, 3,694,011 shares of Class A common stock and 946,862 shares of Class B common stock. The total number of shares of Class A common stock and Class B common stock that will be reserved and that may be issued under the 2020 Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2021, by a number of shares equal to 5% of the total number of shares of Class A common stock and Class B common stock, respectively, outstanding on the last day of the prior calendar year.
Stock Options and Restricted Stock Units
Stock option and RSU activity during the year ended December 31, 2023 is as follows (in thousands, except for share, per share, and contractual term data):

		Options Outstanding				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2022	1,422,876	812,293	$263.00	7.27	$1,145	2,505,328	$24.60
Additional shares authorized	1,052,916	—	—
Granted	(1,063,972)	—	—			1,063,972	8.81
Exercised/Vested	—	(95,937)	1.52			(345,463)	37.98
Cancelled/Forfeited/Expired	740,587	(14,523)	21.80			(726,064)	28.58
Balance at December 31, 2023	2,152,407	701,833	$303.73	6.95	$91	2,497,773	$14.93

Exercisable at December 31, 2023		98,469	$9.52	4.56	$90
Unvested at December 31, 2023		603,364	$351.75	6.95	$1

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The number of RSUs granted and outstanding does not include 0.7 million of performance based RSUs which the Company issued as of December 31, 2023, as the performance-based RSUs are not deemed granted for accounting purposes because the performance-based RSUs are subjected to the further approval on the performance criteria. Additionally, the stock option and RSU activity presented in the table above does not include activity related to the 2022 CFO Restricted Stock Unit and Performance Award, 2022 CEO Restricted Stock Unit and Performance Award, and 2021 CEO Performance Award, described below.
As of December 31, 2023, unrecognized stock-based compensation expense related to unvested stock options, restricted common stock, RSUs, performance-based RSUs and performance stock units was $63.4 million. Restricted stock generally vests over periods of one to eight years. The weighted-average period over which such compensation expense will be recognized is 2.90 years.
The aggregate intrinsic value of options exercised was $0.8 million and $16.0 million during the years ended December 31, 2023 and 2022, respectively.

No options were granted during the years ended December 31, 2023 and 2022.
2022 CFO Restricted Stock Unit and Performance Award
The Company granted the Company’s President and Chief Financial Officer (“CFO”) a restricted stock unit award covering shares of the Class A common stock with a grant date value equal to $15.0 million, comprised of 0.5 million restricted stock units. These grants vest 25% on the first anniversary of CFO’s start date and the remainder vest in 12 substantially equal quarterly installments, in each case subject to continuous service with the Company through each applicable vesting date, provided that the grant vests in full if the CFO is terminated without cause following a change of control of the Company. On September 30, 2022, the number of shares became fixed, as such the restricted stock unit award was re-measured based on the fair value of an underlying share of the Class A common stock, which was equal to $10.7 million, and the Company then reclassified the liability classified award to additional paid-in capital. During the year ended December 31, 2023, the Company recognized $2.6 million in compensation expense related to this grant. As of December 31, 2023, the unrecognized stock-based compensation cost related to the non-vested CFO restricted stock unit award was $6.9 million. The Company expects this cost to be recognized over a remaining weighted-average period of approximately 2.75 years.
In addition, the Company issued to the CFO a performance stock unit award covering shares of the Class A common stock with a fair value of $5.0 million as of the issuance date, comprised of 0.2 million performance stock units. Such award vests over four one-year periods, with pro-rata vesting for the first and last performance periods, in each case subject to continuous service with the Company through each applicable vesting date and the attainment of certain corporate performance goals. The Company did not award any performance stock units for the years ended December 31, 2023 and 2022 as the performance goals were not achieved.

On January 5, 2024, the CFO informed the Company of his decision to step down from his position. The grants awarded under the 2022 CFO Restricted Stock Unit and Performance Award will be forfeited in 2024.
2022 CEO Restricted Stock Unit and Performance Award
The Company granted the Company’s Chief Executive Officer (“CEO”) a restricted stock unit award covering shares of the Class A common stock with a grant date value equal to $25.9 million, comprised of 1.4 million restricted stock units. Such grant vests 25% on the first anniversary of January 1, 2023 and the remainder vests in 12 substantially equal quarterly installments, in each case subject to continuous service with the Company through each applicable vesting date, provided that the grant vests in full if the CEO is terminated without cause following a change of control of the Company. During the year ended December 31, 2023, the Company recognized $3.7 million in compensation expense related to this grant. As of December 31, 2023, the unrecognized stock-based compensation cost related to the non-vested CEO restricted stock unit award was $10.6 million. The Company expects this cost to be recognized over a remaining weighted-average period of approximately 2.97 years.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
In addition, the Company issued to the CEO a performance stock unit award covering shares of the Class A common stock with a fair value of $8.6 million as of the issuance date, comprised of 0.5 million performance stock units. Such award vests over four one-year periods, in each case subject to continuous service with the Company through each applicable vesting date and the attainment of certain corporate performance goals. The Company did not award any performance stock units for the years ended December 31, 2023 and 2022 as the performance goals were not achieved.
2021 CEO Performance Award
In September 2021, the Company granted the CEO, an award of up to 0.8 million performance stock units (the “CEO Performance Award”) under the Company’s 2020 Plan, pursuant to which the CEO may earn one share of the Class A common stock for each performance stock unit that vests based on the achievement of certain Market Capitalization Milestones (as defined in the award agreement for the CEO Performance Award). The performance stock units were divided into four tranches, with each tranche corresponding to a Market Capitalization Milestone ranging from two to five times the Company’s market capitalization baseline. Each tranche vests if and when the Company’s market capitalization equals or exceeds the corresponding Market Capitalization Milestone at any point during the seven-year performance period following the grant date (the “Performance Period”). For purposes of determining achievement of the Market Capitalization Milestones, the Company’s market capitalization was calculated based on the trailing 60-trading day volume weighted average price per share (“VWAP”) of the Company’s Class A common stock and the average number of outstanding shares during such period. The Company’s market capitalization baseline was calculated using the trailing 30-trading day VWAP of the Company’s Class A common stock on the grant date and the average number of outstanding shares during such period.
The $70.8 million grant date fair value of the CEO Performance Award was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied.
On March 14, 2022 (“cancellation date”), the Board and the CEO, entered into an agreement to cancel this CEO Performance Award. The Company determined that the cancellation of the CEO Performance Award was a settlement for no consideration and not accompanied by a concurrent grant (or offer to grant) of a replacement award. As a result, the Company recorded the remaining unrecognized compensation costs related to the CEO Performance Award of $65.1 million in the three months ended March 31, 2022.
Employee Stock Purchase Plan
In June 2021, the Company commenced its first offering period under the Skillz, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan), which assists employees in acquiring a stock ownership interest in the Company and encourages them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25 thousand worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The total Employee Stock Purchase plan expense for the year ended December 31, 2023 was immaterial.
Founders’ Option Agreements
In December 2020, the Company entered into option agreements with each of the CEO and Chief Strategy Officer (“CSO”) (the “Option Agreements”) awarding them options to purchase (i) 498,000 shares of Class B common stock to the CEO and (ii) 102,000 shares of Class A common stock to the CSO with an exercise price of $353.60. The options will vest in three equal increments as follows (i) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the volume weighted average price on the NYSE over a ten (10) trading day period of underlying Class A common stock (“VWAP”) equals or exceeds 3.0x the VWAP of the shares as of the Closing Date (as defined in the Options Agreements), (ii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 4.0x the VWAP of the shares as of the Closing Date; and (iii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 5.0x the VWAP of the shares as of the Closing Date.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

The $93.4 million grant date fair value of the Founders’ Options was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The significant inputs to the valuation included the Class A stock price and the risk-free interest rate as of the grant date, as well as the estimated volatility of the Class A common stock. For the year ended December 31, 2023, the Company recognized $19.4 million in compensation expense related to these grants. As of December 31, 2023, the unrecognized stock-based compensation cost related to the Option Agreements was $34.3 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.87 years.

15. Income Taxes
The Company has historically generated net operating losses in each of the tax jurisdictions in which it operates and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets.
The loss before income taxes for the years ended December 31, 2023 and 2022 consisted of the following:

	Year Ended December 31,
	2023	2022
U.S.	$(101,393)	$(439,939)
Non-U.S.	272	719
Total	$(101,121)	$(439,220)
The provision (benefit) for income taxes consists of the following:

	Year Ended December 31,
	2023	2022
Current:
U.S. Federal	$(18)	$(8)
U.S. State	145	112
Non-U.S. Foreign	112	249
Total Current	239	353

Deferred:
U.S. Federal	—	(686)
U.S. State	—	(12)
Non-U.S. Foreign	—	—
Total Deferred	—	(698)
Provision (Benefit) for income taxes	$239	$(345)

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
A reconciliation of the Company’s effective tax rate to the statutory U.S. Federal rate of 21% is as follows:

	Year Ended December 31,
	2023	2022
U.S. Federal provision (benefit)
At statutory rate	$(21,236)	$(92,237)
State taxes	97	37
Valuation allowance	12,288	55,175
Stock-based compensation	8,860	19,473
Permanent differences related to fair value adjustments	288	(1,261)
Other permanent differences	(58)	490
Goodwill impairment	—	17,978
Total	$239	$(345)
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$147,279	$135,695
Stock-based compensation	1,003	1,586
Reserves and accruals	4,468	5,219
Property and equipment	803	1,204
Lease liabilities	37	3,412
Capitalized R&D	2,829	9,462
Sec. 163(j) interest carryforwards	12,755	5,965
Other	6,520	32
Total deferred tax assets	$175,694	$162,575
Less: valuation allowance	(175,694)	(162,461)
Deferred tax assets, net of valuation allowance	$—	$114
Deferred tax liabilities:
Right-of-use assets	—	(114)
Total deferred tax liabilities	—	(114)
Net deferred tax assets (liabilities)	$—	$—
A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. As of December 31, 2023 and 2022, the Company has provided a full valuation allowance on its net deferred tax assets. The change in total valuation allowance from 2022 to 2023 was an increase of $13.2 million.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The Company has net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $611.5 million and $230.2 million, respectively, as of December 31, 2023. The U.S. Federal and state net operating loss carryforwards, if not utilized, will expire beginning in 2033 and 2032, respectively. $575.5 million of the U.S. Federal net operating loss carryforwards are not subject to expiration. Utilization of some of the U.S. Federal and state net operating loss and credit carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has performed a Section 382 study as of December 31, 2022 and does not expect any net operating losses to expire unused due to Section 382 limitations.
The Company files tax returns in the U.S., California, and other various states and countries. The Company is not currently under examination in any of these jurisdictions and all its tax years remain open to examination due to net operating loss carryforwards. The Company does not have any material reserves for uncertain tax positions.

16. Related-Party Transactions
Aside from Executive grants discussed in Note 14, Stock-Based Compensation, the Company did not have any other significant related party transactions in the years ended December 31, 2023 and 2022.

17. Segment Reporting

In connection with the spin-off of Aarki in the third quarter of 2023 (see Note 3, Spin-Off Transaction), an Aarki Board of Directors was established on August 31, 2023. Management of the Company currently holds two of the three currently-occupied Board seats of Aarki. The Company’s Chief Executive Officer (the Company’s CODM) holds one of those two seats. The Company’s CODM received discrete Aarki financial information on a regular basis for purposes of evaluating its operating performance and allocating resources beginning in the fourth quarter of 2023. Effective in the fourth quarter 2023, Aarki met the definition of an operating segment as defined in ASC 280, Segment Reporting (“ASC 280”): (a) it is engaged in business activities from which it recognizes revenue and incurs expenses; (b) its operating results are regularly reviewed by the Company’s CODM; and (c) its discrete financial information is available. This resulted in the establishment of two operating segments – Skillz and Aarki. The Company’s Skillz operating segment meets the quantitative thresholds for a reportable segment under ASC 280. Therefore, effective in the fourth quarter of 2023, the Company presents financial information under ASC 280 for two reportable segments.

In accordance with ASC 280, in the event of a change in the structure of a company’s organization that causes the composition of its reportable segments to change, the corresponding information for earlier periods is to be restated. The disclosures below reflect the change in the Company’s reportable segments from one segment to two segments in the fourth quarter of 2023 for fiscal years 2023 and 2022.

A description of the Company’s two reportable segments, including products and services, is as follows.

Skillz

Skillz is a leading eSports gaming platform. Its platform enables game developers to monetize their content through multi-player competition. By utilizing Skillz’ monetization services, developers can enhance their end-user experiences by enabling them to compete in head-to-head matches, live tournaments, leagues, and charity events while also increasing player retention through referral bonus programs, loyalty perks, on-system achievements, and rewards / prizes. Skillz provides its monetization services to developers via a downloadable software development kit (“SDK”). The SDK integrates with developers’ existing games. Monetization services include end-user registration, player matching, fraud & fair play monitoring, and settlement for player billings and payouts. Skillz is headquartered in Las Vegas, NV with offices in Los Angeles, CA, Canada, and India.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Aarki

Aarki is an AI company that delivers advertising solutions to drive revenue growth for mobile app developers. Aarki enables brands to effectively engage audiences in a privacy-first world by using billions of contextual bidding signals coupled with proprietary machine learning and behavioral models. Aarki works with hundreds of advertisers globally and manages approximately 5 million mobile ad requests per second from over 10 billion devices. Aarki is headquartered in San Francisco, CA, with offices in Europe, the Middle East and Asia.

The Company’s corporate operations primarily support Skillz and are included in the results for the Skillz segment. Likewise, Aarki has its own corporate operations, which are included in the Aarki segment.

The CODM evaluates the performance of the Company’s segments based on Segment Revenue and Segment Adjusted EBITDA. Segment Adjusted EBITDA is indicative of operational performance and is monitored by the CODM to evaluate past performance and identify actions required to improve profitability. The CODM does not review information regarding total assets on a reportable segment basis.

The following tables provide summarized information about the Company’s operations by reportable segment and a reconciliation of Segment Adjusted EBITDA to Net Loss for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
Revenue
Skillz Segment	$139,210	$249,076
Aarki Segment	13,233	22,053
Eliminations	(364)	(1,420)
Total Revenue	$152,079	$269,709

Segment Adjusted EBITDA
Skillz Segment	$(64,998)	$(126,642)
Aarki Segment	(3,830)	4,265
Total Segment Adjusted EBITDA	$(68,828)	$(122,377)

Items to reconcile Segment Adjusted EBITDA to Net Loss:
Interest expense, net	$(2,852)	$(26,545)
Stock-based compensation(1)	(43,692)	(108,202)
Change in fair value of common stock warrant liabilities	278	6,004
Provision (benefit) for income taxes	(239)	345
Depreciation and amortization	(1,961)	(17,871)
Gain on extinguishment of debt	15,205	2,553
Other income, net	540	125
Impairment charges(2)	(3,335)	(168,051)
Loss contingency accrual(3)	3,524	—
Restructuring charges(4)	—	(4,830)
One-time nonrecurring expenses(5)	—	(26)
Net Loss	$(101,360)	$(438,875)

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
(1)Includes stock-based compensation recognized for the cancellation of the Chief Executive Officers’ award of 805,000 performance share units granted on September 14, 2021 (the “CEO Performance Stock Units”) in the Skillz segment during 2022.
(2)Includes impairment of goodwill and long-lived assets related to the developed technology, customer relationships, computer equipment, and lease ROU assets in both segments during 2022.
(3)Amount represents the settlement of a litigation matter relating to a former employee as discussed in Note 19, Subsequent Events.
(4)Includes restructuring charges related to employee termination benefits during 2022.
(5)Represent one-time nonrecurring expenses related to IPO bonuses for certain employees, net of amounts forfeited by terminated employees during 2022.

Transactions Between Segments

Intercompany revenue was $0.4 million and $1.4 million for the years ended December 31, 2023 and 2022, respectively.

Beginning September 1, 2023, Aarki entered into an agreement with Skillz whereby Aarki will reimburse Skillz for shared services on a monthly basis. The amount paid for the year ended December 21, 2023 was not material.

Capital Expenditures

Consolidated capital expenditures were $13.2 million and $1.9 million in 2023 and 2022, respectively. Capital expenditures in 2023 consisted primarily of the acquisition of the Company’s headquarters by the Skillz segment in the amount of $11.5 million.

18. Net Loss Per Share

The Company computes net loss per share of the Class A common stock and Class B common stock using the two-class method required for participating securities. Basic and diluted loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights. The effect of potentially dilutive common shares is reflected in diluted loss per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted loss per Class A common stock and Class B common stock (in thousands, except for share and per share data). All share and per-share amounts for the year ended December 31, 2022 have been retrospectively adjusted for the effect of the reverse stock split. See Note 1, Description of the Business and Basis of Presentation.

	Year Ended December 31,
	2023	2022
Numerator:
Net loss - basic and diluted	$(101,360)	$(438,875)
Denominator:
Weighted average common shares outstanding – basic and diluted	20,893,085	20,498,477
Net loss per share attributable to common stockholders – basic	$(4.85)	$(21.41)

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands):

	Year Ended December 31,
Number of Securities Outstanding	2023	2022
Common stock warrants	226,786	226,786
Common stock options	701,833	1,036,185
Performance stock units	688,373	—
Restricted stock units	2,497,773	2,505,328
Total	4,114,765	3,768,299

19. Subsequent Events
Note Receivable

On January 1, 2024, the Company and Big Run Studio entered into the First Amendment to the Loan and Security Agreement (the “Amendment”). The Loan and Security Agreement is described in Note 5, Balance Sheet Components, to the financial statements. The Amendment provides that (i) the initial six-month interest-only period is extended to July 7, 2024, (ii) to the extent interest is not paid in cash for any monthly period during the Interest-Only Period, for such month in which interest is not paid in cash, such interest shall accrue at the designated rate and compound into the principal monthly, and (iii) the Interest-Only Period may be further extended upon the mutual written agreement of the Borrower and Lender. The credit Facility maturity date of June 1, 2025, remained unchanged. See Note 5, Balance Sheet Components.

On April 12, 2024, the Company and Big Run Studio entered into a Side Letter Agreement providing that a portion of the AviaGames settlement funds allocated to Big Run Studio be utilized to repay the outstanding principal amount and accrued interest under the Loan and Security Agreement totaling $2.0 million. On May 3, 2024, Big Run Studio repaid all of the outstanding principal amount and accrued interest under the Loan and Security Agreement.

Former Employee Litigation

The resolution on May 20, 2024 of the suit brought by a former employee of the Company on May 15, 2019 resulted in a $3.5 million reduction in litigation expense which was recorded in the fourth quarter of 2023. See Note 10, Commitments and Contingencies.

Skillz vs AviaGames Settlement

On February 9, 2024, a federal jury in San Jose, California issued a verdict in favor of Skillz in a patent infringement action Skillz brought against a privately-held mobile gaming company, AviaGames, Inc. (“AviaGames”), on April 5, 2021 (“Patent Case”). The jury found in favor of Skillz on all issues, determining AviaGames willfully infringed Skillz’s U.S. Patent No. 9,649,564, entitled “Peer-to-Peer Wagering Platform” (the “‘564 patent”) and awarding Plaintiff Skillz Platform Inc. (“Skillz”) its full damages request of $42.9 million. After the jury verdict issued, Skillz requested certain post-trial relief, including that the Court permanently enjoin AviaGames from continuing to infringe the ‘564 patent, award Skillz its attorneys’ fees due to the exceptional nature of the case, and treble the damages awarded by the jury. In addition, Skillz, along with game developer Big Run Studios, Inc. (“Big Run”), brought a separate case against AviaGames for false advertising, copyright infringement, and violations of California’s state unfair competition law in federal court in San Francisco, California (“Unfair Competition Case”). On April 13, Skillz, Big Run, and AviaGames entered into a settlement agreement with respect to both the Patent Case and Unfair Competition Case pending against AviaGames. In exchange for dismissal of both actions and other settlement terms, AviaGames agreed to pay Skillz and Big Run a total of $80 million. Skillz and Big Run have collectively received $50 million from AviaGames pursuant to the settlement agreement. Beginning in March of 2025, AviaGames is required to pay Skillz $7.5 million annually for a four-year period as royalty payments for AviaGames’ license of the ’564 patent and its patent family.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Hanna vs. Paradise, et al.

In March 2024, an alleged stockholder filed a putative derivative complaint, Hanna v. Paradise, et al., No. 2024-0228-KSJM, in the Delaware Court of Chancery, purportedly on behalf of the Company against certain of the Company’s current and former officers, directors, and stockholders. The complaint alleges breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and unjust enrichment arising out of the Company’s March 2021 underwritten public offering. The complaint asserts that certain of the director and officer defendants breached fiduciary duties to the Company by allegedly inappropriately selling stock as part of the public offering; that the stockholder defendants aided and abetted these alleged breaches of fiduciary duties; and that all defendants were unjustly enriched by their sales in the public offering. The complaint seeks unspecified damages and restitution for the Company from the defendants and the payment of costs and attorneys’ fees. Defendants moved to dismiss the complaint on June 6, 2024, and briefing on the motion should be complete by the end of August 2024. The Court is likely to schedule oral arguments for a date after the briefing is complete.

Skillz vs. Papaya Gaming, Ltd. And Papaya Gaming, Inc.

In March 2024, the Company sued Papaya Gaming, Ltd. and Papaya Gaming, Inc. (collectively, “Papaya”) in the United States District Court for the Southern District of New York alleging false advertising under the Lanham Act and unfair business practices related to Papaya's marketing of its mobile games and its deployment of algorithmic competitors ("bots") in its games. In June 2024, the Court denied Papaya's motion to dismiss the Company’s complaint in its entirety. In August 2024, Papaya asserted counterclaims against the Company alleging that the Company also engaged in false advertising and unfair business practices for purportedly allowing bots in games on the Company’s platform, defamation for the Company’s involvement in a non-profit organization that collected and published data related to customer complaints to state attorney generals related to Papaya’s and other companies’ alleged fraudulent bot use, and trademark and copyright infringement of design elements of certain games, among other things. The Company has not yet responded to Papaya's counterclaims, but intends to vigorously defend the Company against all such counterclaims.

Skillz vs. Voodoo SAS et. al.

In July 2024, the Company sued Voodoo SAS and two affiliate entities, Esport Newco SAS and Esport Newco US Corp. (collectively, "Voodoo") in the United States District Court for the Southern District of New York alleging false advertising under the Lanham Act and unfair business practices related to Papaya's marketing of its mobile games and its deployment of algorithmic competitors ("bots") in its games. Voodoo has not yet responded to the Company’s complaint.

Purchase of Treasury Stock

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

As of August 15, 2024 the Company has repurchased 4.1 million shares of its common stock at an average price of $5.78/share for a total cost (including commission) of $23.9 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Effective June 16, 2023 (the “Dismissal Date”), the Audit Committee of the Board of Directors (the “Audit Committee”) dismissed Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm.

The audit reports of EY on the Company’s consolidated financial statements for the fiscal years ended December 31, 2022, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the December 31, 2022 EY report included an explanatory paragraph related to the restatement of the 2021 and 2020 financial statements.

During the fiscal years ended December 31, 2022 and the subsequent interim period through the Dismissal Date, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and EY on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of EY, would have caused it to make reference thereto in its audit reports on the financial statements of the Company for such years.

During the fiscal years ended December 31, 2022 and through June 16, 2023, there were no “reportable events” as defined under Item 304(a)(1)(v) of Regulation S-K, except with respect to (1) the disclosure of material weaknesses in internal control over financial reporting, which all remain unremediated as of December 31, 2023, related to (i) risk assessment, in which our risk management process: (a) did not adequately identify financial statement risks related to the Company’s exposure to indirect taxes that impacted the indirect tax liability in our consolidated balance sheets and resulted in a restatement of our previously issued consolidated financial statements, and (b) did not timely identify third party service organizations on which we rely that were not planning to issue System Organization Controls (“SOC”) reports, or issued SOC reports with qualified opinions, (ii) information technology general controls, in which we did not maintain sufficient: (a) user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel, and (b) program change management controls to ensure that information technology program and data changes affecting financial information technology applications and underlying records are identified, tested, authorized, and implemented appropriately, and (iii) internal control over accounting processes, in which our controls designed to properly evaluate certain accounting processes, including where management review was involved, did not operate effectively due to the lack of sufficient documentation or evidence retained to demonstrate management’s review, and (2) the Company’s restatement of its Unaudited Quarterly Financial Data for the three quarters of the year ended December 31, 2022 have been included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The above reportable events were discussed between the Audit Committee and EY, and EY has been authorized by the Company to respond fully to inquiries by Grant Thornton LLP (“GT”), the successor registered public accounting firm of the Company, concerning the reportable events.

Also on June 16, 2023, the Audit Committee, based on management’s recommendation, approved the selection of GT, effective immediately, as the Company’s new independent registered public accounting firm for the Company’s fiscal year ending December 31, 2023.

During the fiscal years ended December 31, 2022 and through June 16, 2023, neither the Company, nor anyone on its behalf, consulted GT regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company and neither a written report nor oral advice was provided to the Company that GT concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms.

Based on the evaluation of our disclosure controls and procedures, management has concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework), the Company’s management, under supervision and participation of the CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023.

Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), management concluded that our internal control over financial reporting was not effective as of December 31, 2023, due to the existence of material weaknesses described below.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Our management concluded that material weaknesses existed as of December 31, 2023 with respect to the following:
1.Risk assessment
2.Information technology general controls
3.Internal control over accounting processes

Risk Assessment

In 2023, the Company continued to experience significant turnover of personnel involved in the design and operation of our system of internal control over financial reporting. While we backfilled vacated positions by engaging consultants and invested in hiring initiatives to recruit full-time employees, such hiring was not completed timely to offset the impact of the turnover we experienced. As a result, we were unable to maintain an effective risk assessment process based on the criteria established in the COSO Framework, due to the lack of sufficient trained personnel to adequately identify new or changing risks of misstatement to our financial statements and to design responsive internal controls over financial reporting.

As a result, the Company has been unable to reassess and adequately design and implement controls over financial reporting, including identification and review of disclosures and monitoring controls, and in providing the appropriate evidence of review of reconciliations, budgets, and key elements of the financial close process.

Information Technology General Controls (ITGCs)

As of December 31, 2023, ITGCs in the areas of access and program change over information technology (IT) systems that support the Company’s financial reporting processes were not designed or operating effectively. Specifically, the Company did not maintain sufficient: (a) user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (b) program change management controls to ensure that IT program and data changes affecting financial information technology applications and underlying records are identified, tested, authorized, and implemented appropriately; and (c) program operations controls. As a result, the Company’s related IT dependent manual and application controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs were also deemed ineffective.

Internal Controls Over Accounting Processes

As of December 31, 2023, controls designed to properly evaluate certain accounting processes, including where management review was involved, were not implemented or did not operate effectively due to the lack of sufficient documentation or evidence retained to demonstrate management’s review over certain financial statement areas, including payroll, accounts receivable, tax liability, investments, end user liability, revenue recognition, and nonroutine transactions.

Conclusion

These material weaknesses create a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis. Therefore, we concluded that the deficiencies above represent material weaknesses in our internal control over financial reporting, and that our internal control over financial reporting was not effective as of December 31, 2023.

Following identification of these material weaknesses, prior to filing this Annual Report on Form 10-K, we performed additional analyses and other procedures to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with U.S. GAAP. Our CEO and CFO have concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Annual Report.

Management has been actively engaged in developing and implementing remediation plans to address these material weaknesses as described below.

The Company’s independent registered public accounting firm, Grant Thornton, LLP, who audited our internal controls over financial reporting, has issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in its report.

(c) Material Weakness Remediation Efforts

During fiscal year 2023 and first quarter of 2024, management made the following changes to towards remediation of material weaknesses related to internal controls over financial reporting:
•Ensured system administrator access is restricted to appropriate individuals.
•Made significant investment in hiring additional resources to enhance our technical accounting and internal control over financial reporting capabilities.
•Redesigned controls in all financial reporting processes and implemented additional internal control procedures in our financial reporting processes.
•Trained finance and accounting personnel and key management roles across the organization in the design and execution of internal controls under required standards.
•Made an investment in transitioning and automating our financial statement close process to Blackline – which we anticipate implementing and deploying in the fourth quarter of 2024.
•Added 2 director-level staff in Accounting – one, who will oversee external/SEC Reporting & Technical Accounting, the second, who will oversee all of general accounting/general ledger functions.
•Hired an Internal Audit Consulting Team with expertise in internal control design, including IT general controls to remediate material weaknesses.
•Established a Steering Committee to facilitate and administer remediation of material weaknesses.

Although the Company implemented meaningful control enhancements throughout the year and hired additional resources, including a new internal audit consulting firm, there was insufficient time to demonstrate full remediation of its controls related to an effective control environment and process level controls in certain financial statement areas.
While we have implemented changes to our control environment, we require additional time to complete the implementation of our remediation plans and demonstrate the effectiveness of our efforts in fiscal year 2024. The material weaknesses cannot be considered remediated until the underlying remedial controls operate for sufficient time, and management has concluded, through testing, that these controls are operating effectively.

Management, with oversight from the Audit Committee, will work to remedy material weaknesses and reinforce the overall design and capability of our internal control environment. The following has been planned for implementation in management’s ongoing efforts to remediate the identified material weaknesses:

•Management will enhance and standardize policies and procedures across the Company to ensure consistency and performance of internal controls;
•Management will continue to make strategic investments in personnel, external consultants, and available tools or systems to streamline / automate execution and documentation of internal controls throughout the Company; and
•Management will continue to engage and educate personnel (including external consultants) throughout the Company on the importance of documenting and following internal controls.

Changes in Internal Controls Over Financial Reporting

•Management assessed control design in all financial reporting processes, identifying additional key controls over financial reporting.
•Other than the changes noted above, there have been no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Attestation of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report with respect to our internal control over financial reporting, which appears in Part II, Item 8 of this Annual Report on Form 10-K.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. An internal controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.
During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Management
Director Biographical Information
The names of our directors, certain biographical information about our directors, and the experiences, qualifications, attributes or skills that the Nominating Committee considered when recommending the directors for nomination, are set forth below. Ages and positions are as of August 15, 2024.

Name	Age	Position with Skillz Inc.
Andrew Paradise(1)	42	Chief Executive Officer and Chairman of the Board
Casey Chafkin(2,7)	39	Chief Strategy Officer and Director
Henry Hoffman (3,4)	40	Director
Anthony Cabot(2)	67	Director
Alexander Mandel(5)	53	Director
Seth Schorr(4)	47	Director
Kent Wakeford(3,6)	55	Director

(1)Chair of the Nominating Committee
(2)Member of the Nominating Committee
(3)Member of the Audit Committee
(4)Member of the Compensation Committee
(5)Chair of the Audit Committee
(6)Chair of the Compensation Committee
(7)Mr. Chafkin has since resigned as Chief Strategy Officer of the Company effective August 23, 2024. Mr. Chafkin will continue to serve as a director on the Board.

Andrew Paradise

Mr. Paradise is the Chief Executive Officer, Chairman of the Board and founder of Skillz (NYSE: SKLZ). Since its founding in 2012, Mr. Paradise has grown Skillz into a leading mobile games platform for fair, fun, and meaningful competition, backed by leading venture capitalists, media companies, and professional sports leagues and franchises. Mr. Paradise is a thought leader, inventor, and serial entrepreneur with a successful track record. Prior to Skillz, Mr. Paradise founded AisleBuyer, which was best known for pioneering mobile self-checkout prior to its sale to Intuit (NASDAQ: INTU) in 2012. Mr. Paradise has been the founding inventor behind companies in different technology sectors ranging from eCommerce to image recognition to HR technology. He is a regular contributor to Forbes and has been featured in outlets such as The Wall Street Journal, BBC, Bloomberg, Fast Company, CNBC and was named to the San Francisco Business Times’ 40 Under 40 Class of 2018. Mr. Paradise’s industry experience, leadership abilities and strategic insight make him a valued member of the Board.
Casey Chafkin

Mr. Chafkin has served on the Board since the establishment of Skillz’ Board and is a co-founder of the Company. Mr. Chafkin will serve as the Chief Strategy Officer of the Company until August 23, 2024. Since its founding in 2012, Mr. Chafkin has grown Skillz into the leading mobile games platform for fair, fun and meaningful competition, backed by leading venture capitalists, media companies, and professional sports leagues and franchises. Prior to Skillz, Mr. Chafkin was the VP of Business Development for AisleBuyer (now Intuit GoPayment) (NASDAQ: INTU) from 2010 to 2012. He is an expert in mobile payments and performance marketing. Mr. Chafkin received his B.S. in economics from Duke University and his MBA from Harvard Business School. As a leader, entrepreneur, and co-founder, Mr. Chafkin has been featured in outlets such as CNBC, VentureBeat, and Silicon Valley Business Journal. Mr. Chafkin’s leadership and business experience, along with his experience in the industry make him a valued member of the Board.

Henry Hoffman

Mr. Hoffman has served on the Board since August 2022. Mr. Hoffman is a Partner at SL Advisors and Portfolio Manager of the SL Advisors MLP & Infrastructure SMA strategies. Mr. Hoffman is also Co-Portfolio Manager of the Catalyst Energy Infrastructure Fund and Co-Portfolio Manager for the Rational Inflation Growth Fund. Mr. Hoffman is co-creator of the American Energy Indices, with a deep passion for the energy infrastructure space. Mr. Hoffman has been with SL Advisors since 2010. Before joining SL Advisors, Mr. Hoffman worked as a buy-side equity analyst for PNC Capital Advisors and a private equity real estate analyst for PNC Realty Investors. Mr. Hoffman graduated from Duke University with a Bachelor of Science in economics and a minor in chemistry. Mr. Hoffman's extensive experience in the financial services industry makes him a valued member of the Board.
Anthony Cabot

Anthony Cabot held the position of Distinguished Fellow of Gaming Law at the UNLV Boyd School of Law until May 2023, overseeing the esteemed gaming law program. For over two decades, he shared his expertise not only with students but also with legislators and regulators worldwide. Prior to transitioning to academia full-time in March 2018, Professor Cabot spent 37 years practicing gaming law. Notably, he chaired the gaming law practice and served on the executive committee at Lewis Roca Rothgerber Christie LLP. Since the outset of his career in 1981, Professor Cabot has been instrumental in shaping significant gaming legislation both domestically in Nevada and on the international stage. Known for his prolific writing, he has authored or edited thirteen books on gaming-related topics, including "Sports Wagering in America: Policies, Economics, and Regulation" (2018), "Regulating Land-based Casinos" (2nd ed. 2018), "The Law of Gambling and Regulated Gaming: Cases and Materials" (3rd ed. 2021), "Regulating Internet Gaming: Challenges and Opportunities" (2013), and "Practical Casino Math" (2nd ed. 2005). Additionally, he is a founding member and former president of the International Masters of Gaming Law.
Alexander Mandel

Mr. Mandel has served on the Board since January of 2023 and is an independent financial consultant. He served as Chief Financial Officer of the Influential Network Inc., a privately-held influencer marketing company, from January 2022 through September 2023, and as Interim Chief Financial Officer through December 2023. From January 2019 through December 2021, he served as Chief Financial Officer of Fluent, Inc. (NASDAQ: FLNT) and as an independent financial consultant to the company from July 2018 through December 2018. From February 2016 to June 2018, Mr. Mandel served as the Chief Financial Officer of IAC Applications, a division of IAC/InterActiveCorp (NASDAQ: IAC). From 2010 to 2015, Mr. Mandel was employed by LendingTree, Inc. (NASDAQ: TREE), including as its Chief Financial Officer from 2012 to 2015. He was a Managing Director at Centerview Partners LLC, an investment banking advisory firm in New York City, from 2008 to 2010. Prior to that, Mr. Mandel held various positions at investment banking firm Bear, Stearns & Co. Inc. from 1996 to 2008, including Managing Director beginning in 2003. He received his Bachelor of Arts in Economics from Tufts University and his Masters of Business Administration from Columbia Business School. Mr. Mandel's decades of financial experience, coupled with his deep understanding of user acquisition, makes him a valued member of the Board.

Seth Schorr

Mr. Schorr has served on the Board since August 2022. Mr. Schorr is the Chief Executive Officer of Fifth Street Gaming and Chairman of Downtown Grand Hotel & Casino. In early 2015, Mr. Schorr was introduced to the world of esports and led the effort to develop the first fully integrated esports program in a casino resort at The Downtown Grand. In 2017, Mr. Schorr launched Commercial Streaming Solutions, which developed the patented media platform BettorView to bring sports betting content to casinos, bars, and stadiums throughout the country. In 2021, Mr. Schorr founded JefeBet, a multimedia and entertainment brand focused on serving the Latinx community. Mr. Schorr is also a founder of the Nevada Esports Alliance and was appointed to the Nevada Gaming Control Board’s Esports Technical Advisory Committee in 2021. Mr. Schorr is the co-founder of The Strategy Organization: A Modern Gaming and Hospitality consulting firm. Mr. Schorr is a graduate of the University of Pennsylvania, a member of Young Presidents Organization (YPO), and sits on numerous boards – including The Las Vegas Natural History Museum, Nevada Restaurant Association, Jewish Federation of Las Vegas, Advisory Board of The Smith Center for Performing Arts, One Night for One Drop, and was appointed by Governor Sandoval to serve on the Nevada State Board of Museums & History. Mr. Schorr is also an executive board member and Chairman of the Communications Committee of the Downtown Las Vegas alliance. Mr. Schorr’s experience in the world of esports makes him a valued member of the Board.

Kent Wakeford

Mr. Wakeford has been an independent director of Skillz since 2020 and has more than 20 years of experience in the technology, digital media, ad tech, gaming and esports industries. Mr. Wakeford has co-founded multiple companies, including Gen.G Esports (“Gen.G”), tvScientific, Colossal Inc. (“Colossal”), Integral Ad Science, and Rally Networks. Mr. Wakeford currently serves as Co-Chief Executive officer of Form Bio since 2022 and as a director of tvScientific since 2017. Mr. Wakeford previously served as Chief Operating Officer of Colossal from March 2021 to September 2022 and in various roles at Gen.G, including President, Chief Operating Officer and Vice Chairman of the Board of Directors, from June 2017 to October 2022. He has extensive experience in the game industry having served as Chief Operating Officer of Kabam from 2014 to 2017, where he helped grow Kabam to a globally diverse game company with over 1,000 employees in seven countries. Kabam games were played by over 500 million people around the world and generated over a billion dollars in revenue. Mr. Wakeford helped lead the sale of Kabam to Netmarble Games for $800 million. Mr. Wakeford is a co-inventor on over 80 issued patents in the game industry and a prolific industry spokesperson featured in Bloomberg, CNBC, The Wall Street Journal, Los Angeles Times, and ESPN. Mr. Wakeford received an undergraduate degree from the University of California, Los Angeles and a Juris Doctor from the University of Southern California. Mr. Wakeford’s leadership experience and industry experience make him a valued member of the Board.

Executive Officers of the Company (as of August 15, 2024)

Andrew Paradise	See “Directors and Management—Director Biographical Information” above for a description of Mr. Paradise’s experience.
Chief Executive Officer
Age: 42

Casey Chafkin	See “Directors and Management—Director Biographical Information” above for a description of Mr. Chafkin’s experience. Mr. Chafkin has since resigned as Chief Strategy Officer of the Company effective August 23, 2024. Mr. Chafkin will continue to serve as a director on the Board.
Chief Strategy Officer
Age: 39

Nikul D. Patel	Mr. Patel joined the Company on March 10, 2024 as the Interim General Counsel of the Company. Prior to joining the Company, Mr. Patel worked at the Company as a secondee from King & Spalding LLP since July, 2023. Prior to that, Mr. Patel was a Senior Associate at King & Spalding LLP since May 2021. Prior to joining King & Spalding LLP, Mr. Patel was an associate at Womble Bond Dickinson (US) LLP from March 2017 to May 2021. Mr. Patel received his Juris Doctorate from the University of North Carolina School of Law and a Bachelor of Arts in Psychology from the University of North Carolina at Chapel Hill.
Interim General Counsel
Age: 37

Gaetano Franceschi	Mr. Franceschi joined the Company on January 8, 2024 to serve as the Chief Financial Officer of the Company. Prior to joining Skillz, Mr. Franceschi served as the Senior Vice President and Head of Finance of Compass from March 2023 until December 2023, where he also served as the Vice President and Head of Finance from May 2021 to February 2023. Prior to Compass, a real estate technology company, Mr. Franceschi served as the CFO of Amazon Games from August 2019 until April 2021, and served as the CFO of Amazon Web Services Data Center General Services from April 2017 to July 2019. Prior to that, Mr. Franceschi served in a variety of positions at Citi from November 2011 to March 2017, including CFO of Corporate Real Estate, Global Head of FP&A Ops & Tech, and CFO of Global Re-engineering. Mr. Franceschi holds a Master’s in Business Administration from Columbia University and a Bachelor of Science in Industrial Engineering from Northwestern University.
Chief Financial Officer
Age: 52

Controlled Company Exemption

Our Chief Executive Officer and Chairman of the Board, Mr. Paradise, beneficially owns 100% of the Company’s Class B Common Stock and controls a majority of the voting power of all outstanding capital stock. As a result, the Board has determined Skillz is a “controlled company” within the meaning of corporate governance standards of the NYSE. Under these corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance standards, including the requirements (1) that a majority of its board of directors consist of independent directors, (2) that its board of directors have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities and (3) that its board of directors have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities. Skillz has elected to take advantage of the exemptions pertaining to the independence of the Nominating Committee. If Skillz ceases to be a “controlled company” and its shares continue to be listed on the NYSE, we will be required to comply with all applicable NYSE corporate governance standards and, depending on the Board’s independence determination with respect to its then-current directors, Skillz may be required to add additional directors to its Board in order to achieve such compliance within the applicable transition periods.

Committees of the Board

The standing committees of the Board consist of an Audit Committee, a Compensation Committee and a Nominating Committee. The Board may from time to time establish other committees.

Skillz’s Chief Executive Officer and other executive officers regularly report to the non-executive directors and the Audit Committee, the Compensation Committee and the Nominating Committee to ensure effective and efficient oversight of our activities and to assist in proper risk management and the ongoing evaluation of management controls. The charters of the Audit Committee, the Compensation Committee and the Nominating Committee are available on our website at https://investors.skillz.com/governance/governance-documents. The information on, or otherwise accessible through, our website does not constitute a part of this Annual Report on Form 10-K.

Audit Committee

Our Audit Committee consists of Messrs. Mandel (Chair), Hoffman and Wakeford. Each member of the Audit Committee qualifies as an independent director under the New York Stock Exchange (the “NYSE”) corporate governance standards applicable to audit committee members and the independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and all such members are financially literate. Mr. Mandel qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) of Regulation S-K and possesses financial sophistication, as defined under the rules of the NYSE. The primary purpose of the Audit Committee is to assist the Board in overseeing and monitoring (1) the quality and integrity of the financial statements, (2) compliance with legal and regulatory requirements, (3) Skillz’s independent registered public accounting firm’s qualifications, independence and performance, (4) the performance of Skillz’s internal audit function, and (5) to prepare the audit committee report required by the SEC to be included in Skillz’s proxy statement.

Compensation Committee

The Compensation Committee consists of Messrs. Wakeford (Chair), Hoffman and Schorr, each of whom qualifies as (i) an “independent director” under the NYSE Listing Rules (ii) an “outside director” under Section 162(m) of the Internal Revenue Code (the “Code”) and (iii) “non-employee directors” as defined pursuant to Rule 16b-3 of the Exchange Act. The purpose of the Compensation Committee is to assist the Board in discharging its responsibilities relating to (1) setting Skillz’s compensation program and compensation of its executive officers and directors, (2) monitoring Skillz’s incentive and equity-based compensation plans and (3) preparing the compensation committee report required to be included in Skillz’s proxy statement under the rules and regulations of the SEC.

The Compensation Committee also has the authority, in its sole discretion, to select and retain any compensation consultant to be used by the Company to assist with the execution of the Compensation Committee’s duties and responsibilities, or to engage independent counsel or other advisors as it deems necessary or appropriate to carry out its duties. In 2024, the Compensation Committee continued its engagement with Pearl Meyer & Partners, LLC (“Pearl Meyer”), a national compensation consulting firm, as an independent compensation consultant to assist with advice on executive compensation, director compensation, and incentive plan design.

Nominating and Corporate Governance Committee

The Nominating Committee consists of Messrs. Paradise (Chair) Chafkin, and subject to election of Mr. Cabot to the Board, Mr. Cabot will replace Mr. Wakeford on the committee. Mr. Wakeford and Mr. Cabot are non-employee directors and are independent as defined in the listing standards of the NYSE. As of August 15, 2024, both Messrs. Paradise and Chafkin were employee directors and were not independent. The Company is availing itself of the “controlled company” exception with respect to the requirement that the Nominating Committee be composed of entirely independent directors. See “Corporate Governance—Controlled Company Exemption” for more information. The primary purpose of the Nominating Committee is to assist the Board in discharging its responsibilities relating to (1) identifying individuals qualified to become new Board members, consistent with criteria approved by the Board, (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the Board select, the director nominees for the next annual meeting of stockholders, (3) identifying Board members qualified to fill vacancies on any Board committee and recommending that the Board appoint the identified member or members to the applicable committee, (4) reviewing and recommending to the Board corporate governance principles applicable to Skillz and (5) overseeing the evaluation of the Board and management.

Continuation of 2022 Special Task Force on Material Weakness Remediation

In 2022, in light of the discovery of material weaknesses in change management procedures and controls, the Board formed a special task force comprised solely of independent directors (the “Special Task Force”). The Special Task Force was charged with monitoring the remediation efforts of the material weaknesses. The task force continued its work throughout 2023. In 2023, the Special Task Force consisted of Mr. Wakeford and Mr. Mandel.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at https://investors.skillz.com/governance/governance-documents. The information on, or otherwise accessible through, our website does not constitute a part of this Annual Report on Form 10-K. To the extent required by law, we expect to disclose any amendments to the code, or any waivers of its requirements, on our website.

Delinquent Section 16(a) Reports

Based upon our review of reports filed with the SEC and written representations that no other reports were required, we believe that all of our directors, executive officers and beneficial owners of more than ten percent of our equity securities complied with the reporting requirements of Section 16(a) of the Exchange Act during 2023, with the exception of (i) a Form 4 filed late on September 8, 2023, reporting one transaction for Henry Hoffman and (ii) a Form 4 filed late on November 13, 2023, reporting transactions for Jason Roswig, each due to an inadvertent administrative error.

PART III
Item 11. Executive Compensation.
2023 Summary Compensation

The following Summary Compensation Table shows information concerning the annual compensation for services provided to Skillz by our named executive officers (“NEOs”) for the years ended December 31, 2023 and 2022. Certain other information is provided in the narrative footnotes following the Summary Compensation Table. All dollar amounts are rounded to the nearest whole dollar.

Name and Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Andrew Paradise	2023	525,000	—	—	20,259(4)	545,259
Chief Executive Officer	2022	525,000	—	25,875,000	23,093	26,423,093

Casey Chafkin(10)	2023	425,000	—	—	48,178(5)	473,178
Chief Strategy Officer	2022	425,000	225,000	2,320,276	30,917	3,000,193

Jason Roswig	2023	500,000	—	—	23,115(6)	523,115
President, Chief Financial Officer	2022	201,923	200,000	15,000,000	—	15,401,923

Charlotte Edelman	2023	222,308	—	—	355,788(7)	578,096
Former General Counsel and Corporate Secretary	2022	409,616	225,000	1,199,040	109,865	1,943,521

Andrew Dahlinghaus(8)	2023	168,269	—	402,539	75,337(9)	646,145
General Counsel and Corporate Secretary

1.The amounts reported in this column for 2022 include a one-time sign-on bonus for Mr. Roswig and transaction retention bonus payments relating to the closing of the Business Combination for Mr. Chafkin and Ms. Edelman.
2.The amounts reported in this column represent the aggregate grant date fair value of RSU awards granted to the NEOs, computed in accordance with FASB ASC Topic 718. See Note 14, Stock-Based Compensation, to Skillz’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the 2023 fiscal year for a discussion of all assumptions made by us in determining the grant date fair value of our equity awards granted in 2023. This column does not include any PSUs awarded by the Company in 2022 or 2023, as the performance metrics for all such awards were not achieved, and thus the awards were not considered granted pursuant to FASB ASC Topic 718.
3.In addition to items further described below, the amounts in this column represent the amount of 401(k) plan match contributions made by Skillz and vacation payout. This column does not include any imputed income with respect to life insurance premiums or group health, medical or dental reimbursement plans as Skillz’s plans (i) do not discriminate in favor of the NEOs in scope, terms, or operation and (ii) are available generally to all salaried employees of Skillz.
4.Consists of (i) $6,730, which represents the value of 401(k) plan match contributions; and (ii) $13,529 for untaken vacation time paid out.
5.Consists of: (i) $26,000, which represents the value of executive coaching services provided to Mr. Chafkin; (ii) $14,005, which represents the value of 401(k) plan match contributions; and (iii) $8,173 for untaken vacation time paid out.
6.Consists of: (i) $12,500, which represents the value of executive coaching services provided to Mr. Roswig; and (ii) $10,615 for untaken vacation time paid out.
7.Consists of: (i) $13,500, which represents the value of executive coaching services; (ii) $6,375, which represents the value of 401(k) plan match contributions; (iii) $6,538 for untaken vacation time paid out; (iv) $318,750 for severance; and (v) 10,625 which represents the value of six months of COBRA premiums.
8.Mr. Dahlinghaus has since separated from the Company effective March 2024.
9.Consists of (i) $75,000 which represents a relocation payment to Mr. Dahlinghaus; and (ii) $337 for untaken vacation time paid out.
10.Mr. Chafkin has since resigned as Chief Strategy Officer of the Company effective August 23, 2024. Mr. Chafkin will continue to serve as a director on the Board.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table shows information regarding equity awards held by the NEOs that were outstanding as of December 31, 2023. Dollar amounts, except exercise prices, are rounded to the nearest whole dollar.

		Option Awards					Stock Awards
Name(1)	Grant Date(2)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(3)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(4)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)(5)	Market value of shares or units of stock that have not vested ($)(6)
Andrew Paradise	4/15/2020	—	—	—	—	—	62,009	386,936
	12/16/2020	—	—	498,000	353.60	12/16/2030	—	—
	11/23/2022	—	—	—	—	—	1,449,228	9,043,183

Casey Chafkin	11/5/2018	51,344	—	—	7.80	11/4/2028	—	—
	4/15/2020	—	—	—	—	—	11,586	72,297
	12/16/2020	—	—	102,000	353.60	12/16/2030	—	—
	3/4/2021	—	—	—	—	—	4,581	28,585
	3/14/2022	—	—	—	—	—	30,353	189,403

Jason Roswig	9/30/2022	—	—	—	—	—	357,918	2,233,408
Andrew Dahlinghaus	6/26/2023	—	—	—	—	—	44,235	276,026
Charlotte Edelman(7)	7/17/2020	6,514	—	—	—	—	—	—

1.All outstanding equity awards as of December 31, 2023, as reported in this table, are denominated in (i) for Mr. Paradise for awards granted prior to 2022, shares of Class B Common Stock, and (ii) for all other awards, shares of Class A Common Stock. As of the closing of the Business Combination, all outstanding pre-closing equity awards under the 2017 Plan (as defined below) were replaced by economically equivalent substitute awards under our new Omnibus Plan, and the share numbers and exercise prices of such awards are shown in this table on an as-converted basis.
2.This column shows the original grant dates for the awards that were substituted under the Omnibus Plan.
3.The stock options shown in this column vest (or vested) 25% on the first anniversary of the grant date or vesting commencement date and 6.25% in quarterly installments over the next three years.
4.The stock options shown in this column were awarded to Messrs. Paradise and Chafkin in connection with the closing of the Business Combination, and they vest as described under the heading “Closing Option Grants,” below.
5.The shares of restricted stock and restricted stock units shown in this column vest (or vested) as follows:
a.On August 8, 2023 Mr. Chafkin exercised an option to purchase 87,805 shares of Class A Common stock granted to him on November 5, 2018.
b.For Messrs. Chafkin, Roswig and for Mr. Paradise’s November 23, 2022 RSU award, the RSUs listed in this column vest 25% on the first anniversary of the grant date and 6.25% in quarterly installments over the next three years. In addition, as required under SEC rules, the accounting grant date under FASB ASC Topic 718 is being reported here for Mr. Paradise’s RSU award, as opposed to the January 1, 2023 grant date set forth in his award agreement.
c.For Mr. Dahlinghaus, the RSU listed in the column vest 100% on the first anniversary of the grant date.
6.For purposes of this table, the market value of unvested shares of restricted stock is determined by multiplying the number of shares by $6.24, the closing price of a share of Class A Common Stock on December 29, 2023.

7.In connection with Ms. Edelman’s resignation, she was not entitled to receive any additional compensation or benefits and the tables and summaries in this Annual Report on Form 10-K are included to comply with the Company’s disclosure obligations but will have no force. Each previously granted unvested award was forfeited upon each applicable termination.

Closing Option Grants

In connection with the closing of the Business Combination (and as set forth in the “Outstanding Equity Awards at 2023 Fiscal Year End” table above), Messrs. Paradise and Chafkin each received, pursuant to the Omnibus Plan, nonqualified stock options to purchase, respectively, 498,000 shares of Class B Common Stock and 102,000 shares of Class A Common Stock. The options will vest in three equal increments as follows: (i) one-third (1/3) of the options will vest and become exercisable as of the date, following the grant date, that the VWAP on the NYSE of a share of Class A Common Stock over a ten (10) trading day period equals or exceeds 3.0x the VWAP of the shares as of the closing date of the Business Combination, (ii) one-third (1/3) of the options will vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 4.0x the VWAP of the shares as of the closing date of the Business Combination, and (iii) one-third (1/3) of the options will vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 5.0x the VWAP of the shares as of the closing date of the Business Combination. The exercise price per share subject to these options is $353.60, the closing price of a share of Class A Common Stock on the closing date of the Business Combination.

Potential Payments Upon Termination or Change in Control

The Skillz Inc. Executive Severance and Change in Control Plan (the “Severance Plan”) was adopted by the Company in order to: (i) provide financial support to a select group of senior-level executives of Skillz, including the NEOs, in the period following the termination of their employment, (ii) recognize the valuable contributions made by eligible employees to the Company, and (iii) help attract and retain highly qualified employees who are essential to the Company’s success. Under the Severance Plan, a covered executive who experiences a qualifying termination is eligible to receive severance benefits based on the executive’s years of service and position, consisting of (i) cash severance equal to an amount ranging from three to eighteen months’ base salary, and (ii) healthcare continuation payments for a period ranging from three to eighteen months. In addition, an executive who experiences a qualifying termination in connection with a change in control (as such term is defined in the Omnibus Plan) is eligible to receive a portion of their target bonus.

Non-Change in Control Termination

Pursuant to the Severance Plan, in the event of a termination without cause or for good reason (each as defined in the Severance Plan), not in connection with a change in control, (i) Mr. Paradise would be eligible to receive severance benefits equal to 12 months of continued base salary and continued health and welfare coverage for 12 months, (ii) Messrs. Chafkin, Roswig, and Dahlinghaus would be eligible to receive severance benefits equal to 9 months of continued base salary and continued health and welfare coverage for 9 months. Any equity awards held by our NEOs that were granted under the Omnibus Plan in substitution for the pre-closing awards they had received under the Skillz Inc. 2017 Equity Incentive Plan (the “2017 Plan”), will also vest in full in the event of a termination by Skillz without cause or a resignation for good reason. The receipt of all severance benefits is subject to the NEO’s execution and non-revocation of a general release of claims. For purposes of these awards, “good reason” means, without the NEO’s consent, (i) the material reduction by Skillz of the executive’s duties, authority or responsibilities, taken as a whole, (ii) a material reduction in the executive’s target annual cash compensation (other than pursuant to a company-wide salary reduction applicable to similarly situated employees), or (iii) a required relocation that increases the executive’s one-way commuting distance by more than 40 miles. Ms. Edelman separated from the Company in 2023.

The following table sets forth estimates of the benefits that our NEOs would have received in the event of a termination without cause or a resignation in a constructive termination or a termination due to death or disability, in each case not in connection with a change in control (assuming the termination occurred on December 31, 2023).

Name	Cash Severance	Equity Acceleration ($)(1)	Continued Benefits ($)	Total ($)
Andrew Paradise	525,000	386,936	11,173	923,109
Casey Chafkin	318,750	72,297	22,340	413,387
Jason Roswig	375,000	—	32,153	407,153
Andrew Dahlinghaus	262,500	—	9,975	272,475

1.Represents, for accelerated stock options, the positive spread, if any, between the closing price of our Class A Common Stock, as reported on the NYSE, of $6.24 per share on December 29, 2023 and the applicable stock option exercise price. For accelerated restricted stock, represents the value of all outstanding restricted shares multiplied by $6.24 per share. The column does not reflect stock options where the exercise price exceeds such closing price (for information about these stock options, see the “Outstanding Equity Awards at 2023 Fiscal Year End” table above). These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards upon the vesting of the granted stock options, the exercise of the granted stock options or the sale of the shares underlying the granted stock options.

Change in Control

Pursuant to the Severance Plan, if a termination without cause or for good reason occurs within the three months prior to or 12 months following the consummation of a change in control (a “CIC Qualifying Termination”), the Severance Plan instead would provide (i) Mr. Paradise with 18 months of base salary, payable in a lump sum, 1.5 times his target bonus for the year of termination, and continued health and welfare coverage for 18 months, and (ii) Messrs. Chafkin, Roswig, and Dahlinghaus with 12 months of base salary, payable in a lump sum, their target bonuses for the year of termination, and continued health and welfare coverage for 12 months. The receipt of all severance benefits is subject to the NEO’s execution and non-revocation of a general release of claims.

The Severance Plan also provides that, in the event of a CIC Qualifying Termination, any outstanding and unvested time-based equity awards held by the NEOs under the Omnibus Plan will automatically vest in full, and any outstanding performance-vesting equity awards held by the NEOs under the Omnibus Plan will be treated as set forth in the Omnibus Plan and applicable award agreements (if any). The following table sets forth estimates of the benefits that our NEOs would have received in the event of a CIC Qualifying Termination (assuming the termination occurred on December 31, 2023).

Ms. Edelman separated from the Company in June 2023. Therefore, she is not included in the following table because her separation was unrelated to a CIC Qualifying Termination.

Name	Cash Severance(1)	Equity Acceleration ($)(2)	Continued Benefits ($)	Total ($)
Andrew Paradise	1,575,500	9,430,119	16,759	11,022,378
Casey Chafkin	701,250	290,285	29,787	1,021,322
Jason Roswig	1,000,000	2,233,408	42,871	3,276,279
Andrew Dahlinghaus	700,000	276,026	13,300	989,326

1.Amounts reflect the sum of (i) the executive’s base salary payment and (ii) the product of the executive’s target bonus and applicable bonus multiple.

2.Represents (i) for accelerated restricted stock units and restricted stock, the market value of the shares underlying the accelerated awards as of December 31, 2023, based on the closing price of our Class A Common Stock, as reported on the NYSE, of $6.24 per share on December 29, 2023 and (ii) for accelerated stock options, the positive spread, if any, between the closing price of our Class A Common Stock, as reported on the NYSE, of $6.24 per share on December 29, 2023 and the applicable stock option exercise price. The column does not reflect stock options where the exercise price exceeds such closing price (for information about these stock options, see the “Outstanding Equity Awards at 2023 Fiscal Year End” table above). These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards upon the vesting of the granted restricted stock units, performance stock units and stock options, the exercise of the granted stock options or the sale of the shares underlying the granted restricted stock units, performance stock units and stock options.

Director Compensation Program

The Skillz non-employee director compensation program is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of Skillz stock to further align their interests with those of our stockholders. In 2023, our non-employee director compensation program provided the following compensation components:

•An annual cash retainer of $45,000;
•An annual cash retainer of $25,000 for the chair of the Audit Committee, $25,000 for the chair of the Compensation Committee and $10,000 for the chair of the Nominating Committee;
•An annual cash retainer of $12,500 for members of the Audit Committee, $12,500 for members of the Compensation Committee and $5,000 for members of the Nominating Committee;
•An initial grant of restricted stock units (“RSUs”) under the Skillz Inc. 2020 Omnibus Incentive Plan (the “Omnibus Plan”) upon each director’s election to office; the RSUs have a target value of $400,000 (with the number of RSUs being determined using the volume weighted average price (“VWAP”) on the NYSE of a share of Class A Common Stock over the fifteen (15) trading day period preceding the grant date) and vest ratably on an annual basis over four years;
•An annual grant of RSUs under the Omnibus Plan with a target grant value of $200,000 (with the number of RSUs being determined using a fifteen (15) trading day VWAP preceding the grant date) for each director who has completed at least six months’ service, which vests after one year; the Company may pay such grant in cash in lieu of equity.
•Meeting fees of $10,000 per meeting for participation on the Special Task Force on Material Weakness Remediation of the Board; and
•An additional annual cash retainer of $25,000 for serving as our non-executive chair and $15,000 for serving as our lead director, in each case, if applicable.

Director Compensation Consultant: The Compensation Committee retains Pearl Meyer, a national compensation consulting firm, to assess trends and developments in director compensation practices and to compare the Company’s practices against them. The Compensation Committee uses the analysis prepared by the consultant as part of its periodic review of Skillz’s director compensation practices. Other than the foregoing consulting services and the services provided to the Compensation Committee with respect to Executive Compensation, Pearl Meyer did not provide any other material services to the Company in 2023.

2023 Director Compensation

The following table provides information concerning the compensation of each non-employee director who served on the Board in 2023. Mr. Paradise and Mr. Chafkin did not receive any additional compensation for their services as directors of the Company during 2023. All dollar amounts are rounded to the nearest whole dollar.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)(2)	All Other Compensation ($)	Total
Henry Hoffman	187,500	—	—	187,500
Alexander Mandel(3)	254,375	344,906	—	599,281
Vandana Mehta-Krantz(4)	17,500	—	—	17,500
Seth Schorr	168,750	—	—	168,750
Kent Wakeford	397,708	—	—	397,708
Kevin Chessen(5)	165,000	344,906	—	509,906

1.Excludes expense reimbursements. We reimburse our directors for expenses incurred to attend board meetings.
2.The amounts reported in this column represent the aggregate grant date fair value of RSU awards granted to the non-employee directors in 2023, computed in accordance with FASB ASC Topic 718. See Note 14, Stock-Based Compensation, for a discussion of all assumptions made by us in determining the grant date fair value of our equity awards. As of December 31, 2023, our non-employee directors who were members of the Board on such date held the following outstanding and unvested equity awards: Henry Hoffman 10,532 RSUs; Alex Mandel 28,271 RSUs; Seth Schorr 9,351 RSUs; Kent Wakeford 304 RSUs.
3.Mr. Mandel joined the Board in January 2023.

4.Ms. Mehta-Krantz left the Board in January 2023.
5.Mr. Chessen joined the Board in February 2023 and left the Board in November 2023. Mr. Chessen’s RSUs were forfeited for no consideration upon his recognition from the Company in accordance with the terms set forth in the Omnibus Plan.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during fiscal year 2023, or at any other time, one of our officers or employees. None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our Board or member of our Compensation Committee

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2023, concerning shares of our Class A Common Stock authorized for issuance under the Omnibus Plan and the ESPP.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (#)(2)
Equity compensation plans approved by stockholders(3)	3,148,262	67.71	2,863,603
Equity compensation plans not approved by stockholders	—	—	—
Total	3,148,262	67.71	2,863,603

(1)Reflects the weighted average exercise price of outstanding stock options. Outstanding restricted stock units are not included as such awards do not have an exercise price.
(2)Includes 2,152,407 shares available for issuance under the Omnibus Plan and 711,196 shares available for issuance under the ESPP. Pursuant to the evergreen provision in the Omnibus Plan, the number of Class A shares available for issuance increases automatically on January 1 of each calendar year beginning in 2021 in an amount equal to the lesser of (i) 5% of the aggregate number of outstanding shares of our Class A Common Stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by our Board. As of January 1, 2024, 903,395 shares of Class A Common Stock were added to the Omnibus Plan share reserve pursuant to the evergreen provision. Pursuant to the evergreen provision in the ESPP, the number of Class A shares available for issuance increases automatically on January 1 of each calendar year of the Company beginning in 2021 in an amount equal to 1% of the aggregate number of outstanding shares of our Class A Common Stock on the final day of the immediately preceding calendar year. As of January 1, 2024, an additional 9,034 shares of Class A Common Stock were added to the share reserve as pursuant to the evergreen provision.
(3)Includes 701,833 outstanding stock options and 2,497,773 outstanding restricted stock units under the Omnibus Plan. Amounts reported do not include 51,344 outstanding options assumed under the Omnibus Plan as Substitute Awards in connection with the Business Combination. The Substitute Award Options have a weighted average exercise price of $7.80.

The following table sets forth certain information, as of December 31, 2023, concerning shares of our Class B Common Stock authorized for issuance under the Omnibus Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (#)(2)
Equity compensation plans approved by stockholders(3)	498,000	353.60	448,862
Equity compensation plans not approved by stockholders	—	—	—
Total	498,000	353.60	448,862

(1)Reflects the weighted average exercise price of outstanding stock options.
(2)As of December 31, 2023, 448,862 shares of Class B Common Stock remained available for issuance under the Omnibus Plan. Pursuant to the evergreen provision in the Omnibus Plan, the number of Class B shares available for issuance increases automatically on January 1 of each calendar year beginning in 2021 in an amount equal to the lesser of (i) 5% of the aggregate number of outstanding shares of our Class B Common Stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by our Board. Pursuant to the evergreen provision in the Omnibus Plan, as of January 1, 2024, 171,503 shares of Class B Common Stock were added to the share reserve.
(3)Includes 498,000 outstanding stock options under the Omnibus Plan
Security Ownership of Certain Beneficial Owners, Directors and Management
The following table sets forth information regarding the beneficial ownership of our Class A Common Stock and Class B Common Stock as of August 15, 2024 by: (a) each of our directors and named executive officers; (b) all directors and executive officers as a group; and (c) each person who is known to us to own beneficially more than 5% of the Company’s Common Stock.

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

The percentage ownership of Common Stock is based on 14,001,209 shares of Class A Common Stock and 3,430,063 shares of Class B Common Stock outstanding as of August 15, 2024. Unless otherwise indicated or subject to applicable community property laws, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock of the Company beneficially owned by them. Unless otherwise indicated below, the address of each beneficial owner listed in the table below is c/o Skillz Inc., 6625 Badura Avenue, Las Vegas Nevada 89118.

Beneficial Owner	Number of shares of Class A Common Stock	% of Class A Common Stock	Number of shares of Class B Common Stock	% of Class B Common Stock	% of Total Voting Power**
Andrew Paradise(1)	1,231,867	8.80%	3,430,063	100%	84.54%
Casey Chafkin(2)	815,748	5.83%	—	—	*
Kevin Chessen(3)	4,600	*	—	—	*
Jason Roswig(4)	100,623	*	—	—	*
Andrew Dahlinghaus(5)	—	—	—	—	—
Charlotte Edelman(6)	21,971	*	—	—	*
Henry Hoffman	3,511	*	—	—	*
Alex Mandel	7,067	*	—	—	*
Seth Schorr(7)	12,467	*	—	—	*
Kent Wakeford	83,259	*	—	—	*
Gaetano Franceschi(8)	—	—	—	—	*
Nikul Patel(9)	—	—	—	—	—
All Directors and Executive Officers as a Group (Nine Individuals)(10)	2,153,919	15.38%	3,430,063	100%	85.66%
Five Percent Holders:
ARK Investment Management LLC(11)	1,204,471	8.60%	—	—	1.46%
Atlas Venture Fund, IX L.P.(12)	1,148,146	8.20%	—	—	1.39%
Wildcat Capital Management, LLC(13)	979,849	7.00%	—	—	1.19%
Entities Affiliated with WestCap Management LLC(14)	1,087,187	7.76%	—	—	1.32%

* Denotes less than 1%

** Percentage of total voting power represents voting power with respect to all shares of Class A Common Stock and Class B Common Stock, as a single class. Each share of Class B Common Stock is entitled to 20 votes per share, and each share of Class A Common Stock is entitled to one vote per share.

1.Includes (i) 543,459 shares of restricted stock units that have vested but not yet distributed due to blackout rules; and (ii) 90,576 shares of restricted stock units held by Mr. Paradise that will vest within 60 days from August 15, 2024.
2.Includes (i) 4,288 shares of restricted stock units that have vested but not yet distributed due to blackout rules; (ii) 4,288 shares of restricted stock units held by Mr. Chafkin that will vest within 60 days from August 15, 2024; and (iii) 51,344 vested stock options which expire November 4, 2028. Mr. Chafkin has since resigned as Chief Strategy Officer of the Company effective August 23, 2024. Mr. Chafkin will continue to serve as a director on the Board.
3.Includes (i) 1,475 shares that are held in a trust of which Mr. Chessen is a trustee; and (ii) 625 shares that are held in an individual retirement account. Mr. Chessen’s unvested equity awards were forfeited for no consideration upon his resignation from the Company in accordance with the grant terms.
4.Information contained in the table above is based on the Form 4 filed with the SEC on November 13, 2023. Mr. Roswig served as our President and Chief Financial Officer until January 5, 2024. Open market purchases or sales, if any, by Mr. Roswig of our Class A Common Stock since the date he ceased serving as our President and Chief Financial Officer are not known by us or reported in the table.
5.Information contained in the table above is based on the Form 4 filed with the SEC on July 3, 2023. Mr. Dahlinghaus served as our General Counsel and Secretary until March 10, 2024. Open market purchases or sales, if any, by Mr. Dahlinghaus of our Class A Common Stock since the date he ceased serving as our General Counsel and Secretary are not known by us or reported in the table.
6.Includes 7,956 shares of vested unexercised stock options that expire on July 16, 2030. Ms. Edelman’s unvested equity awards were forfeited for no consideration upon her resignation from the Company in accordance with the grant terms.

7.Includes (i) 3,116 shares of restricted stock units held by Mr. Schorr that will vest within 60 days from August 15, 2024.
8.Information contained in the table is based on the Form 3 filed with the SEC on January 18, 2024. Mr. Franceschi was appointed as our Chief Financial Officer on January 8, 2024.
9.Information contained in the table is based on the Form 3 filed with the SEC on May 8, 2024. Mr. Patel was appointed as our Interim General Counsel and Corporate Secretary on March 11, 2024.
10.Includes all current directors and executive officers.
11.Information contained in the table above and this footnote is based on a Schedule 13G filed with the SEC on February 9, 2022 by Ark Investment Management LLC (“Ark Investment”). Ark Investment is the beneficial owner of 1,204,741 shares, with sole dispositive power as to all such shares, sole voting power as to 1,140,323 shares and shared voting power as to 39,973 shares. Ark Investment’s principal place of business is 3 East 28th Street, 7th Floor, New York, New York 10016.
12.Information contained in the table above and this footnote is based on a schedule 13D filed with the SEC on December 28, 2020 by Atlas Venture Fund IX, L.P. (“Atlas Fund IX”), Atlas Venture Associates IX, L.P. (“Atlas Associates IX”) and Atlas Venture Associates IX, LLC (“Atlas Associates IXLLC” and collectively, the “Atlas Reporting Persons”) and after giving effect to the sale of 37,747 shares of Class A Common Stock and Skillz’s public offering completed on March 23, 2021. Atlas Reporting Persons are the beneficial owner of 1,148,146 shares, with shared dispositive power and shared voting power as to all such shares. Atlas Associates IX is the sole general partner of Atlas Fund IX, Atlas Associates IXLLC is the sole general partner of Atlas Associates IX. Each of the Atlas Reporting Persons disclaims beneficial ownership all shares except to the extent of its pecuniary interest, if any, therein. Atlas Reporting Persons’ principal place of business is 56 Wareham Street, Floor 3, Boston, MA 02118.
13.Information contained in the table above and this footnote is based solely on a Schedule 13D/A filed with the SEC on January 5, 2023 by Wildcat Capital Management, LLC (“Wildcat”), Wildcat Partner Holdings, LP (f/k/a Bonderman Family Limited Partnership) (“Wildcat Holdings”) and Leonard A. Potter (“Potter” and collectively, with Wildcat and Wildcat Holdings, the “Wildcat Reporting Persons”). Wildcat is the beneficial owner of 979,849 shares, with shared voting power and dispositive power over 961,532 shares and sole voting power and dispositive power over 18,317 shares. Wildcat Holdings is the beneficial owner of 961,532 shares, with shared dispositive power and shared voting power as to all such shares. Wildcat has voting and dispositive power over the shares held by Wildcat Holdings pursuant to Wildcat Holdings’ limited partnership agreement and an investment management agreement to which Wildcat and Wildcat Holdings are parties. Potter is the sole member of, and is an officer of, Wildcat. Each of Wildcat and Potter may be deemed to beneficially own the shares held by Wildcat Holdings and expressly disclaims beneficial ownership of such shares except to the extent of any pecuniary interest therein. Wildcat Reporting Persons’ principal place of business is 301 Commerce Street, Suite 32150, Fort Worth, Texas 76102.
14.Information contained in the table above and this footnote is based solely on a Schedule 13D filed with the SEC on December 28, 2020 by Laurence A. Tosi (“Tosi”), WestCap Management, LL (“WC Management”), WestCao Strategic Operator Fund GO (“WC SOF GP”), WestCap Strategic Operator Fun, L.P. (“WC SOF LP”), WestCap Skillz 2020 Co-Invest, LLC (“WC Skillz 2020 Co-Invest”), WestCap Skillz, LLC (“WC” Skillz”), WestCap Skillz 2020-A, LLC (“WC Skillz 2020-A”), WestCap Skillz 2020-A1, LLC (“WC Skillz 2020-A1”) and WestCap Skillz 2020, LLC (“WC Skillz 2020” and collectively, the “WC Reporting Persons”) and after giving effect to the sale of 205,190 shares of Class A Common Stock in Skillz’s public offering completed on March 23, 2021. WC Reporting Persons are the beneficial owner of 1,087,187 shares, with shared dispositive power and shared voting power as to all such shares. Tosi is the sole owner of each of WC Management and WC SOF GP. WestCap Management is the managing member of each of WC Skillz 2020 Co-Invest, WC Skillz and WC Skillz 2020. WC SOF GP is the general partner of WC SOF LP. WC SOF LP is the sole member of each of WC Skillz 2020-A and WC Skillz 2020-A1. Each of the WC Reporting Persons expressly disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein. The business address of each of the WC Reporting Persons’ principal place of business is 590 Pacific Avenue, San Francisco, California 94133.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Our Board has adopted a written related party transaction approval policy pursuant to which the Audit Committee will review and approve or take such other action as it may deem appropriate with respect to the following transactions:

a.a transaction in which we are a participant and which involves an amount exceeding $120,000 and in which any of our directors, officers or 5% stockholders, or any other “related person” as defined in Item 404 of SEC Regulation S-K (“Item 404”), has or will have a direct or indirect material interest; and
b.any other transaction that meets the related party disclosure requirements of the SEC as set forth in Item 404.

There were no related party transactions requiring Audit Committee approval in 2023.

Independence of Directors

NYSE rules generally require that independent directors must comprise a majority of a listed company’s board of directors. As a controlled company, we are exempt from such requirements. No director qualifies as independent unless the Board determines that the director has no direct or indirect material relationship with the Company. In addition to considering the NYSE independence criteria, the Board will consider all relevant facts and circumstances of which it is aware in making an independence determination with respect to any director. The Board has made director independence determinations with respect to each of our current directors, one former director who served during 2023, and with respect to Mr. Cabot, a proposed nominee to join the Board. Based on the NYSE independence guidelines, the Board has affirmatively determined that, as of August 15, 2024: (i) four of our current directors, Messrs. Hoffman, Mandel, Schorr and Wakeford (A) have no relationships or only immaterial relationships with us, (B) meet the NYSE independence guidelines with respect to any such relationships and (C) are independent; (ii) two of our current directors Messrs. Paradise and Chafkin are not independent as Mr. Paradise is our Chief Executive Officer and Mr. Chafkin is our Chief Strategy Officer, and (iii) Mr. Cabot (A) has no relationships or only immaterial relationships with us, (B) meets the NYSE independence guidelines with respect to any such relationships and (C) is independent.

Item 14. Principal Accountant Fees and Services.
FEES OF INDEPENDENT ACCOUNTANTS

The following table presents fees for professional services rendered by Grant Thornton (“GT”) for the year ended December 31, 2023 and Ernst & Young (“EY”) for the years ended December 31, 2023 and 2022 (in thousands):

	2023	2022
Audit Fees(1)	3,047	3,925
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	45
All Other Fees(4)	—	—
Total:	3,047	3,970

1.“Audit Fees” consist of fees and expenses billed for professional services rendered for the audit of our consolidated financial statements, audit of our internal control over financial reporting and services that were provided by GT and EY.
2.“Audit-Related Fees” consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end consolidated financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
3.“Tax Fees” consist of fees billed for professional services relating to domestic and international tax advisory services.
4.“All Other Fees” consist of fees billed for products and services provided by GT beginning June 2023 and EY from January 2021 through June 2023 other than those disclosed above, which relate to subscription fees paid for access to online accounting research software applications.

Pre-Approval Policies and Procedures

The Audit Committee has sole authority to engage and determine the compensation of our independent registered public accounting firm. The Audit Committee is also directly responsible for evaluating the independent registered public accounting firm, reviewing, and evaluating the lead partner of the independent registered public accounting firm and overseeing the work of the independent registered public accounting firm. The Audit Committee annually pre-approves services to be provided by
GT and considers and is required to pre-approve the engagement of GT for the provision of other services during the year. For each proposed service, the independent registered public accounting firm is required to provide detailed supporting documentation at the time of approval to permit the Audit Committee to make a determination as to whether the provision of such services would impair the independent registered public accounting firm’s independence, and whether the fees for the services are appropriate. All of the fees for audit, audit-related, tax and other services performed by GT in 2023 were pre-approved by the Audit Committee in accordance with the pre-approval policies and procedures described in this paragraph.

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
2. Financial Statement Schedules

All financial statement schedules are omitted because such schedules are not required or the information required has been presented in the aforementioned financial statements and accompanying notes included in this Annual Report.
3. Exhibits
The documents listed in the Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Merger Agreement, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corp., FEAC Merger Sub Inc., Skillz Inc., and Andrew Paradise, solely in his capacity as representative of the stockholders of Skillz Inc.	8-K(1)	2.1	9/2/2020
2.2	Agreement and Plan of Merger, dated as of June 1, 2021, by and among Skillz Inc., Spades Merger Sub I, Spades Merger Sub II, Aarki Inc. and Shareholder Representative Services	8-K	2.1	6/2/2021
3.1	Third Amended and Restated Certificate of Incorporation of Skillz Inc.	8-K	3.1	12/21/2020
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Skillz Inc.	10-Q	3.1	8/4/2022
3.3	Certificate of Correction of the Third Amended and Restated Certificate of Incorporation of Skillz Inc. filed on April 16, 2023	8-K	3.1	4/12/2023
3.4	Reverse Stock Split Certificate of Amendment to Certificate of Incorporation of Skillz Inc.	8-K	3.1	6/23/2023
3.5	Fourth Amended and Restated Certificate of Incorporation	10-Q	3.1	8/8/2023
3.6	Certificate of Correction of the Fourth Amended and Restated Certificate of Incorporation of Skillz Inc. filed on October 19, 2023	8-K	3.1	10/24/2023
3.7	Amended and Restated Bylaws of Skillz Inc.	8-K	3.2	12/21/2020
4.1	Form of Specimen Class A Common Stock Certificate of Skillz Inc.	8-K	4.1	12/21/2020
4.2	Warrant Agreement, dated March 5, 2020, by and between Flying Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent	8-K(1)	4.1	3/10/2020
4.3**	Description of Skillz Inc.’s Securities
4.4	Indenture, dated as of December 20, 2021, among Skillz Inc., each of the guarantors party thereto and UMB Bank, N.A., as Trustee	8-K	4.1	12/20/2021
4.5	First Supplemental Indenture, dated April 13, 2023, by and among Skillz Inc. the guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent	8-K	4.1	4/14/2023
4.6	Form of 10.250% Note due 2026 (included as Exhibit A to Exhibit 4.4)	8-K	4.2	12/20/2021
10.1+	Skillz Inc. 2020 Omnibus Incentive Plan	S-4(1)	Annex F	9/8/2020
10.2+	Amendment No. 1 to the Skillz Inc. 2020 Omnibus Incentive Plan	10-Q	10.2	8/8/2023
10.3+	Skillz Inc. 2020 Employee Stock Purchase Plan	S-4(1)	Annex G	9/8/2020

10.4+	Amendment No. 1 to the Skillz Inc. 2020 Employee Stock Purchase Plan	10-Q	10.1	8/8/2023
10.5+	Amendment No. 1 to the Aarki, Inc. 2010 Stock Plan	10-Q	10.3	8/8/2023
10.6+	Form of Indemnification Agreement	8-K	10.1	2/26/2021
10.7	Support Agreement, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corp. and certain Supporting Stockholders of Skillz Inc.	8-K(1)	10.3	9/2/2020
10.8	Eighth Amended and Restated Investors’ Rights Agreement, dated September 1, 2020, by and among Flying Eagle Acquisition Corp., Skillz Inc. and certain of its stockholders	8-K(1)	10.2	9/2/2020
10.9†	Earnout Escrow Agreement, dated December 16, 2020 by and among Skillz Inc., Andrew Paradise, solely in his capacity as representative of the stockholders of Skillz Inc., Eagle Equity Partners II LLC and Continental Stock Transfer & Trust Company	8-K	10.6	12/21/2020
10.1	Director Nomination Agreement, dated December 16, 2020, by and between Skillz Inc. and Eagle Equity Partner II, LLC	8-K	10.7	12/21/2020
10.11	Note Cancellation Agreement dated as of December 16, 2020 by and between Skillz Inc. and Andrew Paradise	8-K	10.8	12/21/2020
10.12	Note Cancellation Agreement dated as of December 16, 2020 by and between Skillz Inc. and Casey Chafkin	8-K	10.9	12/21/2020
10.13†*	Amendment to Skillz Online Developer Terms and Conditions of Service, dated January 15, 2020, by and between Skillz Inc and Tether Studios, Inc.	S-4(1)	10.9	11/2/2020
10.14+	Form of Option Agreement	8-K	10.11	12/21/2020
10.15+	Skillz Inc. Executive Severance and Change in Control Plan	8-K	10.12	12/21/2020
10.16+	Form of Severance Plan Participation Agreement	8-K	10.13	12/21/2020
10.17	Investor Rights Agreement dated September 1, 2020 by and among Flying Eagle Acquisition Corp., Skillz Inc., and the stockholders named therein	8-K	10.14	12/21/2020
10.18+	Offer Letter, signed by Skillz Inc. and Vatsal Bhardwaj, dated as of October 7, 2021	10-K	10.15	3/1/2022
10.19+	Offer Letter, signed by Skillz Inc. and Jason Roswig, dated as of June 24, 2022	10-Q	10.1	8/4/2022
10.20+	Transition and Separation Agreement, between Skillz Inc. and Doris Fritz-Bianchi, dated as of August 24, 2022	8-K	10.1	8/25/2022
10.21+	Transition and Release Agreement, between Skillz Inc. and Ian Lee, dated as of June 29, 2022	8-K	10.1	6/30/2022
10.22+	Separation Agreement, dated March 31, 2023, between Skill zinc. And Stanley Mbugua	8-K	10.1	4/3/2023
10.23+	Transition and Separation Agreement, dated April 14, 2023, by and between Skillz Inc. and Charlotte Edelman	8-K	10.1	4/14/2023
10.24+	Advisory Agreement, dated June 2, 2023, between Skillz Inc. and Charlotte Edelman	8-K	10.1	6/2/2023
10.25	Form of Non-Competition and Non-Solicitation Agreement, dated as of June 1, 2021, by and between Skillz Inc. and Certain Stockholders of Aarki, Inc.	8-K	99.1	6/2/2021
10.26+	CEO Equity Award Agreement, dated as of November 23, 2022	8-K	10.1	11/30/2022
10.27+	Confidentiality, Non-Competition, Non-Solicitation and Assignment of Inventions Agreement, dated as of May 13, 2013	10-K	10.20	3/31/2023
10.28	Offer Letter, dated October 17, 2023, between Skillz Inc. and Gaetano Franceschi	8-K	10.1	1/9/2024
16.1	Letter from Ernst & Young LLP dated June 16, 2023 to the Securities and Exchange Commission regarding change in certifying accountant	8-K	16.1	6/16/2023
21.1	Subsidiaries of Registrant	10-K	21.1	8/29/2024
23.1**	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm

23.2**	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Clawback Policy
101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
+ Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKILLZ INC.

By:	/s/ Andrew Paradise
Name:	Andrew Paradise
Title:	Chief Executive Officer and Chairman
Date:	August 29, 2024

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints each of Andrew Paradise and Gaetano Franceschi, acting alone or together with another attorney-in-fact, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Paradise	Chief Executive Officer and Chairman (Principal Executive Officer)	August 29, 2024
Andrew Paradise

/s/ Gaetano Franceschi	Chief Financial Officer (Principal Financial Officer)	August 29, 2024
Gaetano Franceschi

/s/ Salvatore Lento, Jr.	Chief Accounting Officer (Principal Accounting Officer)	August 29, 2024
Salvatore Lento, Jr.

/s/ Casey Chafkin	Director	August 29, 2024
Casey Chafkin

/s/ Alex Mandel	Director	August 29, 2024
Alex Mandel

/s/ Henry Hoffman	Director	August 29, 2024
Henry Hoffman

/s/ Seth Schorr	Director	August 29, 2024
Seth Schorr

/s/ Kent Wakeford	Director	August 29, 2024
Kent Wakeford