Form 10-Q
period 2024-03-31
Skillz Inc.
filed 2024-08-29
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to______

Commission file number: 001-39243

SKILLZ INC.
(Exact name of registrant as specified in its charter)

Delaware	84-4478274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6625 Badura Ave Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code)
(415) 762-0511
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	SKLZ	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 15, 2024, the registrant had outstanding 14,001,209 shares of Class A common stock and 3,430,063 shares of Class B common stock.

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

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. These forward-looking statements are subject to risks, uncertainties, and other factors described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by our other Securities and Exchange Commission filings, including among other things:
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
•Risk related to a variety of U.S. and foreign laws, which our business is subject to and which are subject to change and could adversely affect our business;
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

These statements are based on our historical performance and on our current plans, estimates and projections in light of information currently available to us, and therefore you should not place undue reliance on them. The inclusion of this forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Forward-looking statements made in this Quarterly Report on Form 10-Q speak only as of the date on which such statements are made, and we undertake no obligation to update them in light of new information or future events, except as required by law..

You should carefully consider the above factors, as well as the factors discussed in other risks described in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as supplemented by our other Securities and Exchange Commission filings. The factors identified above should not be construed as an exhaustive list of factors that could affect our future results and should be read in conjunction with the other cautionary statements that are included in this Quarterly Report on Form 10-Q. Furthermore, new risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. If any of these trends, risks or uncertainties actually occurs or continues, our business, revenue and financial results could be harmed, the trading price of our Class A common stock could decline and you could lose all or part of your investment.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SKILLZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except for number of shares and par value per share amounts)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$290,601	$302,028
Restricted cash	10,000	10,000
Accounts receivable, net of allowance for credit losses of $64 and $49 as of March 31, 2024 and December 31, 2023, respectively	5,096	5,942
Prepaid expenses and other current assets	5,915	6,721
Total current assets	311,612	324,691
Property and equipment, net	14,821	14,549
Marketable securities, non-current	447	1,125
Non-marketable equity securities	52,768	52,768
Other non-current assets	2,703	2,693
Total assets	$382,351	$395,826
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,371	$1,712
Operating lease liabilities, current	1,257	1,364
Other current liabilities	48,854	46,782
Total current liabilities	61,482	49,858
Operating lease liabilities, non-current	10,250	10,573
Common stock warrant liabilities, non-current	2	11
Long-term debt, net of current portion	124,345	123,935
Other non-current liabilities	716	960
Total liabilities	196,795	185,337
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock $0.0001 par value; 10.0 million shares authorized — 0 issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock $0.0001 par value; 31.3 million shares authorized; Class A common stock – 25.0 million shares authorized; 18.1 million and 18.1 million shares issued; 14.6 million and 15.8 million outstanding as of March 31, 2024 and December 31, 2023, respectively; Class B common stock – 6.3 million shares authorized; 3.4 million shares issued and outstanding as of March 31, 2024 and December 31, 2023	1	1
Treasury stock at cost, 3.5 million and 2.3 million as of March 31, 2024 and December 31, 2023, respectively	(19,956)	(13,000)
Additional paid-in capital	1,206,703	1,197,963
Accumulated other comprehensive loss	(1)	(7)
Accumulated deficit	(1,001,191)	(974,468)
Total stockholders’ equity	185,556	210,489
Total liabilities and stockholders’ equity	$382,351	$395,826
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except for number of shares and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue	$25,235	$44,383
Costs and expenses:
Cost of revenue	3,451	4,582
Research and development	4,624	8,881
Sales and marketing	20,994	34,918
General and administrative	23,037	28,070
Total costs and expenses	52,106	76,451
Loss from operations	(26,871)	(32,068)
Interest income (expense), net	112	(3,494)
Change in fair value of common stock warrant liabilities	9	(1)
Other income, net	65	39
Loss before income taxes	(26,685)	(35,524)
Provision for income taxes	38	69
Net loss	$(26,723)	$(35,593)
Net loss per share attributable to common stockholders:
Basic and diluted	$(1.45)	$(1.70)
Weighted average shares outstanding:
Basic and diluted	18,461,221	20,883,293

Other comprehensive income
Change in unrealized gain on available-for-sale investments, net of tax	6	997
Total other comprehensive income	6	997
Total comprehensive loss	$(26,717)	$(34,596)
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except for number of shares)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	21,068,697	$1	—	$—	$1,153,071	$(1,563)	$(873,108)	$278,401
Issuance of common stock upon exercise of stock options and release of restricted stock units	61,124	—	—	—	33	—	—	33
Shares repurchased by the Company and held as treasury stock	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	997	—	997
Stock-based compensation	—	—	—	—	10,548	—	—	10,548
Net loss	—	—	—	—	—	—	(35,593)	(35,593)
Balance at March 31, 2023	21,129,821	$1	—	—	$1,163,652	$(566)	$(908,701)	$254,386

Balance at December 31, 2023	19,183,046	$1	2,314,908	$(13,000)	$1,197,963	$(7)	$(974,468)	210,489
Issuance of common stock upon exercise of stock options and release of restricted stock units	64,357	—	—	—		—	—	—
Shares repurchased by the Company and held as treasury stock	(1,209,549)	—	1,209,549	(6,956)	—	—	—	(6,956)
Stock-based compensation	—	—	—	—	8,740	—	—	8,740
Other comprehensive income	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(26,723)	(26,723)
Balance at March 31, 2024	18,037,854	$1	3,524,457	(19,956)	$1,206,703	$(1)	$(1,001,191)	$185,556

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(26,723)	$(35,593)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	395	626
Stock-based compensation	8,740	10,548
Accretion of unamortized debt discount and amortization of debt issuance costs	410	837
Amortization of premium for marketable securities	—	53
Change in fair value of common stock warrant liabilities	(9)	1
Changes in operating assets and liabilities:
Accounts receivable, net	846	(2,367)
Prepaid expenses and other assets	795	(3,276)
Accounts payable	9,659	2,986
Operating lease right-of-use assets	—	151
Operating lease liabilities	(430)	(545)
Other accruals and liabilities	1,921	11,880
Net cash used in operating activities	(4,396)	(14,699)
Investing Activities
Purchases of property and equipment, including internal-use software	(515)	(11,608)
Purchases of marketable securities	(4)	—
Proceeds from sales of marketable securities	688	41,729
Proceeds from maturities of marketable securities	—	37,640
Net cash provided by investing activities	169	67,761
Financing Activities
Principal payments on finance leases obligations	(244)	(282)
Repurchase of common stock	(6,956)	—
Net proceeds from exercise of stock options and issuance of common stock	—	33
Net cash used in financing activities	(7,200)	(249)
Net change in cash, cash equivalents and restricted cash	(11,427)	52,813
Cash, cash equivalents and restricted cash – beginning of year	312,028	365,436
Cash, cash equivalents and restricted cash – end of period	$300,601	$418,249
Supplemental cash flow data:
Cash paid during the period for:
Interest	$33	$63
Taxes	$—	$—

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulation of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and one subsidiary for which there is an immaterial noncontrolling interest at March 31, 2024. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

The Company recognizes revenue for its services in accordance with the FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). See Note 3, Revenue, for additional information.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash, commercial paper, money market funds and U.S government agency securities with maturities of three months or less when purchased.

Restricted cash of $10.0 million at March 31, 2024 and December 31, 2023 is primarily associated with the letter of credit for the Company’s former headquarters in San Francisco and cash required to be held by our financial institution.

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the condensed consolidated balance sheet at March 31, 2024 and December 31, 2023 that sum to the total of these items reported in the statements of cash flows:

	March 31,	December 31,
	2024	2023
Cash	$19,143	$14,968
Money market funds	271,458	287,060
Restricted cash	10,000	10,000
Cash, cash equivalents and restricted cash	$300,601	$312,028

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
Accounts Receivable, Net

Accounts receivable, net, represents amounts recorded for programmatic media campaigns, net of an allowance for credit losses from our advertising revenue customers of our Aarki segment. The allowance for credit losses is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when there are specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The Company’s provision for credit losses were not material in the three months ended March 31, 2024 and 2023, respectively. The allowance for credit losses was $64.0 thousand and $49.0 thousand at March 31, 2024 and December 31, 2023, respectively.

Two customers accounted for 18% and 14% of the accounts receivable balance as of March 31, 2024, respectively. One customer accounted for 12% of the accounts receivable balance as of December 31, 2023.

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

Certain financial instruments, including debt, are not measured at fair value on a recurring basis in the condensed consolidated balance sheets. The fair value of debt was estimated using primarily level 2 inputs, including quoted market prices or present value of future payments discounted by the market interest rates or the fixed rates based on current rates offered to the Company for debt with similar terms and maturities.

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

Marketable securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive income in the condensed consolidated statements of operations and comprehensive loss. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, the Company employs a systematic methodology that considers available quantitative and qualitative evidence. In addition, the Company considers specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other income, net in the condensed consolidated statement of operations and comprehensive loss and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.

The Company has elected to measure its existing investments in non-marketable equity securities at cost, less impairments, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer (“measurement alternative”). This election is reassessed each reporting period to determine whether non-marketable equity securities have a readily determinable fair value, in which case they would no longer be eligible for this election and would be measured at fair value. The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. Impairment indicators might include, but would not necessarily be limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, a significant adverse change in the regulatory, economic, or technological environment of the investee, a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar securities for an amount less than the carrying amount of the investments in those securities. If an impairment exists, a loss is recognized in the condensed consolidated statements of operations and comprehensive loss for the amount by which the carrying value exceeds the fair value of the investment. Gains and losses resulting from the remeasurement of non-marketable equity securities, including impairment, are recorded through other income, net in the condensed consolidated statements of operations and comprehensive loss. The Company separately presents investments in non-marketable equity securities within long-term assets on the condensed consolidated balance sheets.

The Company identified an impairment indicator related to one of its investments in a privately held company. The Company reviewed the private company’s forecast and noted significant concerns about the private company’s ability to continue as a going concern. As a result, an impairment charge of $2.9 million was recorded in the year ended December 31, 2023.

Advertising and Promotional Expense

Advertising and promotional expenses are included in sales and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and are expensed when incurred. Advertising expenses, excluding marketing promotions related to the Company’s end-user incentive programs, were $6.0 million and $8.8 million for the three months ended March 31, 2024 and 2023, respectively.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards based on estimated grant-date fair values recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to awards with performance conditions is recognized over the requisite service period when the performance conditions are probable of being achieved. The compensation expense related to awards with market conditions is recognized on an accelerated attribution basis over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved and is not reversed if the market condition is not satisfied. See Note 11, Stock-Based Compensation, for more information. The Company accounts for forfeitures as they occur. If an employee stock-based award is canceled without the concurrent grant or offer of a replacement award, the cancellation is treated as a settlement for no consideration and any previously unrecognized compensation cost shall be recognized at the cancellation date. Stock-based awards granted to employees are primarily stock options and restricted stock units.

The Company has primarily granted restricted stock units (“RSUs”), which have a service-based (and in certain circumstances, performance-based) vesting condition over a four-year period, to its employees and members of the Board of Directors since the start of 2021. The Board of Directors determines the fair value of each share of underlying common stock based on the closing price of the Company's common stock on the date of the grant. The Company has also issued equity awards in Aarki, Inc. (“Aarki”) to certain key employees of Aarki. See Note 5, Spin-Off Transaction.

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

Interest Income (Expense), Net

Interest income (expense), net consisted of the following for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Interest expense	$(3,772)	$(9,152)
Interest income	3,884	5,658
Interest income (expense), net	$112	$(3,494)

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Effective beginning in the fourth quarter of 2023, the Company had two operating and reportable segments. See Note 14, Segment Reporting.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose specific tax rate reconciliation categories, as well as income taxes paid disaggregated by jurisdiction, amongst other disclosure enhancements. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in this ASU should be applied on a prospective basis. Retrospective application is permitted. The Company is evaluating the impact of this ASU on its consolidated financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation – Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards,” which provides illustrative guidance to help entities determine whether profits interest and similar awards should be accounted for as share-based payment arrangements within the scope of FASB Accounting Standards Codification (FASB ASC) 718, Compensation—Stock Compensation. ASU 2024-01 is effective for annual periods beginning after December 15, 2024 and interim periods within those annual periods with early adoption permitted. The Company currently expects that this ASU will not have a material impact on its consolidated financial statements.

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

3. Revenue

The following tables present the Company’s revenues, disaggregated by offering, geographical region, and reportable segment for the three months ended March 31, 2024 and 2023. Revenue by geographical region is based on the location where the game developer or advertising customer is headquartered. For more information on revenues presented by reportable segment, see Note 14, Segment Reporting.

	Three Months Ended March 31, 2024
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$21,778	$—	$—	$21,778
Advertising Revenue	—	2,865	(47)	2,818

Other Revenue:
Maintenance Fee Revenue	639	—	—	639
Total Revenue	$22,417	$2,865	$(47)	$25,235

United States	$21,511	$659	$(47)	$22,123
Other Countries	906	2,206	—	3,112
Total Revenue	$22,417	$2,865	$(47)	$25,235

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Three Months Ended March 31, 2023
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$38,643	$—	$—	$38,643
Advertising Revenue	—	4,513	(158)	4,355

Other Revenue:
Maintenance Fee Revenue	1,385	—	—	1,385
Total Revenue	$40,028	$4,513	$(158)	$44,383

United States	$37,332	$1,120	$(158)	$38,294
Other Countries	2,696	3,393	—	6,089
	$40,028	$4,513	$(158)	$44,383

Revenues from Entry Fees

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

The Company provides Monetization Services to game developers enabling them to offer competitive games to their end-users. These activities are not distinct from each other as the Company provides an integrated service enabling game developers to provide the competitive game service to the end-users, and as a result, they do not represent separate performance obligations. The Company is entitled to a revenue share based on total entry fees for paid competitions, regardless of how they are paid, net of end-user prizes (i.e., winnings from the competitions) and other costs to provide the Monetization Services. Entry fees used to enter paid competitions can include net cash deposits, cash from prior winnings, and end-user incentives. The game developers earn monthly revenue share from end-users, calculated based on end-users’ paid entry fees attributable to their games as a percentage of total entry fees. End-user incentives are not paid for by game developers. In addition, the Company accounts for end-user incentives either as a reduction of revenue or as sales and marketing expenses (as noted below).

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

Games provided by two developer partners accounted for 80% of the Company’s revenue from Monetization Services in the three months ended March 31, 2024 and 2023.

End-User Incentive Programs

To drive traffic to the platform, the Company provides promotions and incentives to end-users in various forms. Evaluating whether a promotion or incentive is a payment to a customer may require significant judgment. Promotions and incentives, which are consideration payable to customers, are recognized as a reduction of revenue at the later of when revenue is recognized or when the Company pays or promises to pay the incentive. Promotions and incentives recorded as sales and marketing expenses are recognized when we incur the related cost.

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

An example of an incentive for which the game developer has a valid expectation is “Ticketz”, which are virtual currency earned for every competition played based on the amount of the entry fee. Ticketz can be redeemed for prizes, including Bonus Cash. Another promotional incentive is initial deposit Bonus Cash that can be earned in fixed amounts when an end-user makes their first deposit on the Skillz platform. Bonus Cash can only be applied by end-users towards future paid-entry fee competitions and cannot be withdrawn.

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
An example of this type of incentive is limited-time Bonus Cash offers, which are targeted to specific end-users, typically those who deposit more frequently or have not made a deposit recently, via email or in-app promotions. The Company targets groups of end-users differently, offering specific promotions it believes will best stimulate engagement. Similar to Bonus Cash earned from the redemption of Ticketz or an initial deposit, limited-time Bonus Cash can only be used by end-users to enter future paid entry fee competitions and cannot be withdrawn. The Company also hosts engagement marketing leagues, which run over a period of days or weeks. Prizes are awarded to winners in the form of cash or luxury goods to end-users earning the most medals at the end of the league. End-users accumulate medals by winning Skillz enabled paid entry fee competitions. Skillz determines whether (or not) to run a league, what prizes should be awarded, over what time period the league should run, and to which end-users’ prizes should be paid, all at the Company’s discretion. The parameters vary from one league to the next and are not reasonably known, nor communicated to game developers. League prizes in the form of cash can be withdrawn or applied towards future paid-entry fee competitions.

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

Management evaluates whether the performance obligation contained in its insertion order (“IO”) are distinct within the context of a customer contract as defined above. We determined the nature of our performance obligations to customers is to run their programmatic media campaigns by delivering advertisements to their target audience(s). This is carried out based on parameters and strategies outlined by the customer. This performance obligation to the customer incorporates the following:

•The DSP and related services (i.e., development of campaign strategy, provision of creative services, campaign flighting, performance monitoring and serving of the ads); and
•Sourcing mobile advertising space from the Company’s network of vendors / suppliers.

None of these promises are separately identifiable from each other in the contract, as they are integrated with the DSP to provide the customer a combined output. That output empowers the customer to acquire the most valuable space for their mobile advertising campaign based on a pre-established / maximum budget in the IO. Our customers do not dictate where or how the Company sources advertising space. Likewise, the Company does not take ownership of any inventory before the mobile advertisement is served to the customer.

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

4. Balance Sheet Components

Note Receivable

Note receivable included in other long-term assets on the condensed consolidated balance sheets consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Note receivable	$2,000	$2,000

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

For the three months ended March 31, 2024, the Company recognized $0.1 million of interest income related to this Credit Agreement.

See Note 16, Subsequent Events.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Credit card processing reserve	$1,000	$1,000
Prepaid expenses	3,809	4,364
Other current assets	1,106	1,357
Prepaid expenses and other current assets	$5,915	$6,721

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Property and Equipment, net

Property and equipment consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Land	$980	$980
Building	12,529	10,541
Capitalized internal-use software	9,113	9,113
Computer equipment and servers	1,782	1,410
Furniture and fixtures	329	278
Leasehold improvements	117	117
Construction in progress	—	1,745
Total property and equipment	24,850	24,184
Accumulated depreciation and amortization	(10,029)	(9,635)
Property and equipment, net	$14,821	$14,549

Property and equipment, net and operating lease right-of-use assets by geography was as follows:

	March 31,	December 31,
	2024	2023
United States	$14,462	$14,186
Other countries	359	363
Total	$14,821	$14,549
Other Current Liabilities

Other current liabilities consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Accrued sales and marketing expenses	$2,430	$2,275
Accrued compensation	2,988	2,070
Accrued publisher fees	3,024	3,607
End-user liability, net	6,154	6,590
Accrued developer revenue share	1,037	1,086
Short-term lease obligations	779	831
Accrued legal expenses	7,625	7,949
Accrued interest expenses	3,877	554
Indirect tax liabilities	12,052	11,206
Accrued operating expenses	8,133	9,715
Other	755	899
Other current liabilities	$48,854	$46,782

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
5. Spin-Off Transaction

On August 31, 2023, in order to more directly incentivize the key employees of the Company’s subsidiary, Aarki, the Company made the determination to allow certain key employees of Aarki to receive equity awards in Aarki. On a fully diluted basis, the awards represent approximately 20% of the ownership of Aarki. On March 12, 2024, the Company authorized the issuance of equity awards in Aarki, and awards were issued in March 2024. As of March 31, 2024, vested awards constituted an immaterial non-controlling interest in Aarki. Previously issued Skillz equity awards have been surrendered by the Aarki employees.

In connection with the spin-off transaction, the Company provided Aarki $5.0 million to fund its operations in exchange for Series A Preferred Stock of Aarki. The funding transaction was eliminated in consolidation and was used to properly allocate working capital to the business.

Aarki is designated as an unrestricted subsidiary under the indenture governing the Company’s 10.25% Secured Notes due 2026.

6. Fair Value Measurements

As of March 31, 2024 and December 31, 2023, the recorded values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.

Cash and money market funds are classified within Level 1 of the fair value hierarchy. Highly liquid investments such as commercial papers and corporate bonds are classified within Level 2 of the fair value hierarchy.

Assets measured at fair value on a recurring basis consisted of the following as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$271,458	$—	$—	271,458
Available-for-sale investments
Asset-backed securities	$—	$447	$—	447
Total assets	$271,458	$447	$—	$271,905

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$287,060	$—	$—	$287,060
Available-for-sale investments
Asset-backed securities	—	1,125	—	1,125
Total assets	$287,060	$1,125	$—	$288,185

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
7. Investments

Investment Components

Investments consisted of the following as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset-backed securities	$448	$—	$(1)	$447	$—	$—	$447
Money market funds	271,458	—	—	271,458	271,458	—	—
Total investments	$271,906	$—	$(1)	$271,905	$271,458	$—	$447

	As of December 31, 2023
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset-backed securities	$1,132	$—	$(7)	$1,125	$—	$—	$1,125
Money market funds	287,060	—	—	287,060	287,060	—	—
Total investments	$288,192	$—	$(7)	$288,185	$287,060	$—	$1,125
Non-marketable equity securities are investments in privately held companies without readily determinable fair values. We have accounted for these investments using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded as its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. The carrying value of the Company’s investments without readily determinable fair values was $52.8 million as of March 31, 2024 and December 31, 2023, respectively, and was classified within “Non-marketable equity securities” in the condensed consolidated balance sheets.

During the year ended December 31, 2023, the Company identified an impairment related to one of its investments in a privately held company. The Company reviewed the private company’s forecast and noted significant concerns about the private company’s ability to continue as a going concern. As a result, an impairment charge of $2.9 million was recorded in 2023. The Company did not record any other adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative and did not recognize any gains or losses related to the sale of non-marketable equity securities in the three months ended March 31, 2024 and 2023.

Unrealized Losses on Marketable Securities

Marketable securities with continuous unrealized losses for less than 12 months and 12 months or more and their related fair values were not material as of March 31, 2024 and December 31, 2023.

Marketable Securities Maturities

	Adjusted Cost Basis	Estimated Fair Value
March 31, 2024
Due in one year or less	$—	$—
Due after one year through five years	448	447
Total	$448	$447

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
8. Long-Term Debt

Long-term debt consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
2021 Senior Secured Notes, non-current	$129,671	$129,671
Unamortized discount and issuance costs	(5,326)	(5,736)
Long-term debt, non-current	$124,345	$123,935

2021 Senior Secured Notes

On December 20, 2021, the Company entered into $300 million of 10.25% secured notes in a private placement to certain institutional buyers. The secured note is guaranteed by the Company’s domestic restricted subsidiaries. The interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. At issuance, the effective interest rate on the notes was 12.14%. The notes will mature on December 15, 2026 unless repurchased or redeemed earlier. On September 1, 2022, the Company repurchased $10.5 million of the principal amount of the 2021 Senior Secured Notes at 69.5% for $7.3 million plus accrued interest of $0.2 million. This resulted in a gain on extinguishment of debt of $2.6 million as the notes were redeemed for total consideration below par value of the notes as well as the write-off of unamortized debt issuance costs and discounts. On April 13, 2023, the Company repurchased approximately $159.8 million of its senior secured notes. In connection with the repurchase, the Company’s recognized a gain on extinguishment of $15.2 million on the consolidated condensed statements of operations. The gain primarily reflected the payment discounts as the notes were redeemed for total consideration below the par value of the notes as well as the write-off of unamortized debt issuance costs and discounts. After giving effect to the 2022 and the 2023 open market repurchases, as of March 31, 2024, $129.7 million of the senior secured notes remained outstanding and the effective interest rate is 12.09%. The secured notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with the Company’s affiliates, as well as certain other financial covenants. The Company was in compliance with all covenants as of March 31, 2024.

In accounting for the senior secured notes, unamortized discount and issuance costs were deducted from the carrying value in the condensed consolidated balance sheets. Issuance costs will be recognized as interest expense over the five-year term of the senior secured notes. The senior secured notes are classified as Level 2 financial instruments, and the fair value of the notes is presented for disclosure purposes only. The Company determined the fair value of the notes was $108.6 million as of March 31, 2024 based on secondary market quotes.

Amortization of debt issuance costs and accretion of debt discounts included in interest expense totaled $0.4 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

The following table outlines maturities of the principle related to the Company’s long-term debt as of March 31, 2024:

Amount
2023	$—
2024	—
2025	—
2026	129,671
Total	$129,671

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
9. Commitments and Contingencies

Legal Matters

The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course and conduct of its business and has certain unresolved claims pending, the outcomes of which are not determinable at this time. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters, other than as disclosed herein, is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of March 31, 2024. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, except as set forth herein, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss. The Company records legal fee expenses associated with such matters when the relevant services are provided.

On May 15, 2019, a former employee of the Company filed a suit against the Company in the San Francisco Superior Court in California for claims including breach of contract, retaliation and wrongful termination. The case was tried in August and September 2021. The jury found in favor of the former employee and rendered a verdict against the Company for $11.6 million in compensatory damages, and the Company recorded a loss contingency accrual of $7.1 million and corresponding general and administrative expenses in such amount in the third quarter of 2021. In April 2022, the judge in the case determined, in light of the Company’s post-verdict motions, that the instructions given to the jury at trial were defective. Accordingly, the judge ordered a new trial on damages or, alternatively, permitted the plaintiff to accept a reduced verdict in the amount of $4.4 million, which the plaintiff subsequently levied from the Company’s bank account. On May 25, 2022, the Company filed an appeal from the judgment seeking, in part, entry of judgment in the Company’s favor notwithstanding the verdict. The plaintiff accepted the reduced verdict, and filed an appeal from the judgment on June 7, 2022, seeking in part, to reinstate the jury’s original verdict (or an award less than the original verdict but greater than $4.4 million final judgement) and challenge the trial court’s conclusion that stock options are not “wages,” which was the basis for dismissing his wrongful termination and retaliation claims. Skillz filed its response and reply brief on July 7, 2023. On April 8, 2024, the Court of Appeals issued its decision, affirming the judgment of $4.4 million but adding an additional $2.3 million for a total award of $6.7 million. The Court of Appeals also affirmed the dismissal of the wrongful termination and retaliation claims, holding that stock options are not wages. The Court of Appeal’s decision became final, non-appealable and enforceable on May 20, 2024. See Note 16, Subsequent Events.

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Indirect Taxes

The Company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions. The Company has indirect tax liabilities totaling $12.1 million and $11.2 million as of March 31, 2024 and December 31, 2023, respectively, associated with indirect taxes based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. The Company’s application of the revenue code for indirect taxes in certain jurisdictions, including those within the United States, may be challenged by taxing authorities in those jurisdictions. Any associated assessments may result in additional tax liabilities. The Company does not currently anticipate that any such assessments will result in a material increase in the liabilities. See Note 2, Summary of Significant Accounting Policies.

10. Share Repurchase Program

On August 18, 2023, the Board of Directors authorized a share repurchase program (the "Share Repurchase Program”) pursuant to which the Company may repurchase, at any time or from time to time, but for a period no longer than one year from the date of authorization, shares of the Company’s Class A common stock up to an aggregate purchase price of $65.0 million. Such purchases may be made on the New York Stock Exchange or any other national securities exchange on which the common stock is then traded. The Share Repurchase Plan is pursuant to a plan pursuant to Rule 10b5-1 promulgated under the Exchange Act and/or pursuant to accelerated share repurchase arrangements, tender offers, privately negotiated transactions or otherwise.

In the three months ended March 31, 2024, the Company repurchased 1.2 million shares at a weighted average price of $5.76 per share for an aggregate value of $7.0 million. For the year ended December 31, 2023, the Company repurchased 2.3 million shares under the Share Repurchase Program at a weighted average price of $5.62 per share for an aggregate value of $13.0 million.

11. Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$2	$—
Research and development	147	1,206
Sales and marketing	2,011	1,904
General and administrative	6,580	7,438
Total stock-based compensation expense	$8,740	$10,548

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

The 2020 Plan permits the Company to deliver up to 6,465,771 shares of common stock pursuant to awards issued under the 2020 Plan, consisting of 750,000 shares which may be of Class A and/or Class B common stock, 4,597,406 shares of Class A common stock and 1,118,365 shares of Class B common stock. The total number of shares of Class A common stock and Class B common stock that will be reserved and that may be issued under the 2020 Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2021, by a number of shares equal to 5% of the total number of shares of Class A common stock and Class B common stock, respectively, outstanding on the last day of the prior calendar year.

Stock Options and Restricted Stock Units

Stock option and RSU activity during the three months ended March 31, 2024 is as follows (in thousands, except for share, per share, and contractual term data):

		Options Outstanding				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2023	2,152,407	701,833	$303.73	6.95	$91	2,497,773	$14.93
Additional shares authorized	903,395	—	—
Granted	(300,743)	—	—			300,743	6.36
Exercised/Vested	—	(552)	3.07			(63,805)	27.53
Cancelled/Forfeited/Expired	418,532	(4,308)	15.32			(414,224)	18.25
Balance at March 31, 2024	3,173,591	696,973	$305.75	6.71	$94	2,320,487	$12.88

Exercisable at December 31, 2023		98,469	$9.52	4.56	$90
Exercisable at March 31, 2024		95,745	9.60	4.30	93
Unvested at December 31, 2023		603,364	351.75	6.95	1
Unvested at March 31, 2024		601,228	352.92	6.71	1

The number of RSUs granted and outstanding does not include 0.6 million performance-based RSUs which the Company issued as of March 31, 2024, as the performance-based RSUs are not deemed granted for accounting purposes because the performance-based RSUs are subjected to performance criteria established by the Company’s Board at the recommendation of its Compensation Committee. Additionally, the stock option and RSU activity presented in the table above does not include activity related to the 2022 CFO Restricted Stock Unit and Performance award, 2022 CEO Restricted Stock Unit and Performance Award, 2021 CEO Performance Award and Founders’ Option Agreements, described below.

As of March 31, 2024, unrecognized stock-based compensation expense related to unvested stock options, restricted common stock, RSUs, performance-based RSUs and performance stock units was $48.0 million. Restricted stock generally vests over periods of one to eight years. The weighted-average period over which such compensation expense will be recognized is 2.6 years.

The aggregate intrinsic value of options exercised was not material during the three months ended March 31, 2024 and 2023.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
2022 CFO Restricted Stock Unit and Performance Award

The Company granted the Company’s President and Chief Financial Officer (“CFO”) a restricted stock unit award covering shares of the Class A common stock with a grant date value equal to $15.0 million, comprised of 0.5 million restricted stock units. These grants vest 25% on the first anniversary of CFO’s start date and the remainder vest in 12 substantially equal quarterly installments, in each case subject to continuous service with the Company through each applicable vesting date, provided that the grant vests in full if the CFO is terminated without cause following a change of control of the Company. On September 30, 2022, the restricted stock unit award was re-measured based on the fair value of an underlying share of the Class A common stock, which was equal to $10.7 million, and the Company then reclassified the liability classified award to additional paid-in capital as the number of shares became fixed. During the three months ended March 31, 2024, the Company recognized $0.3 million in compensation expense related to this grant.

In addition, the Company issued to the CFO a performance stock unit award covering shares of the Class A common stock with a fair value of $5.0 million as of the issuance date, comprised of 0.2 million performance stock units. Such award vests over four one-year periods, with pro-rata vesting for the first and last performance periods, in each case subject to continuous service with the Company through each applicable vesting date and the attainment of certain corporate performance goals. The Company did not award any performance stock units for the year ended December 31, 2023 as the performance goals were not achieved.

On January 5, 2024 the CFO informed the Company of his decision to step down from his position. The unvested portion of the grants awarded under the 2022 CFO Restricted Stock Unit and Performance Award were all forfeited as of March 31, 2024.

2022 CEO Restricted Stock Unit and Performance Award

The Company granted the Company’s Chief Executive Officer (“CEO”) a restricted stock unit award covering shares of the Class A common stock with a grant date value equal to $25.9 million, comprised of 1.4 million restricted stock units. Such grant vests 25% on the first anniversary of January 1, 2023 and the remainder vests in 12 substantially equal quarterly installments, in each case subject to continuous service with the Company through each applicable vesting date, provided that the grant vests in full if the CEO is terminated without cause following a change of control of the Company. During the three months ended March 31, 2024, the Company recognized $0.9 million in compensation expense related to this grant. As of March 31, 2024, the unrecognized stock-based compensation cost related to the non-vested CEO restricted stock unit award was $9.7 million. The Company expects this cost to be recognized over a remaining weighted-average period of approximately 3.7 years.

In addition, the Company issued to the CEO a performance stock unit award covering shares of the Class A common stock with a fair value of $8.6 million as of the issuance date, comprised of 0.5 million performance stock units. Such award vests over four one-year periods, in each case subject to continuous service with the Company through each applicable vesting date and the attainment of certain corporate performance goals. As of March 31, 2024, the award was not considered granted for accounting purposes as the performance goals have not been achieved.

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The $93.4 million grant date fair value of the Founders’ Options was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The significant inputs to the valuation included the Class A stock price and the risk-free interest rate as of the grant date, as well as the estimated volatility of the Class A common stock. For the three months ended March 31, 2024, the Company recognized $4.8 million, in compensation expense related to these grants. As of March 31, 2024, the unrecognized stock-based compensation cost related to the Option Agreements was $29.5 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.62 years.

Employee Stock Purchase Plan

In June 2021, the Company commenced its first offering period under the Skillz, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan), which assists employees in acquiring a stock ownership interest in the Company and encourages them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25.0 thousand worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The total Employee Stock Purchase plan expense for the three months ended March 31, 2024 and 2023 were not material.

12. Income Taxes

The Company’s provision for income taxes was $38.0 thousand and $69.0 thousand for the three months ended March 31, 2024 and 2023, respectively. This represents an effective tax rate of (20)% for both periods. The Company has historically been in an overall loss position and is only subject to foreign and state taxes. The Company maintains a full valuation allowance for all of its net deferred tax assets. The March 31, 2024 effective tax rate differs from the federal statutory rate due to the change in need for valuation allowance, as well as due to foreign and state taxes.

13. Related-Party Transactions

With the exception of Executive grants as discussed in Note 11, Stock-Based Compensation, the Company did not have any material related party transactions in the three months ended March 31, 2024 and 2023.

14. Segment Reporting

Effective beginning in the fourth quarter of 2023, the Company had two operating and reportable segments.

In accordance with ASC 280, Segment Reporting, in the event of a change in the structure of a company’s organization that causes the composition of its reportable segments to change, the corresponding information for earlier periods is to be restated. The disclosures below reflect the change in the Company’s reportable segments (from one segment to two segments) for the first quarters of fiscal years 2024 and 2023.

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

The following tables provide summarized information about the Company’s operations by reportable segment and a reconciliation of Segment Adjusted EBITDA to Net Loss in the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Revenue
Skillz Segment	$22,417	$40,028
Aarki Segment	2,865	4,513
Elimination	(47)	(158)
Total Revenue	$25,235	$44,383

Segment Adjusted EBITDA
Skillz Segment	$(15,691)	$(19,682)
Aarki Segment	(2,045)	(1,212)
Total Segment Adjusted EBITDA	$(17,736)	$(20,894)

Items to reconcile Segment Adjusted EBITDA to Net Loss:
Interest income (expense), net	$112	$(3,494)
Stock-based compensation	(8,740)	(10,548)
Change in fair value of warrant liability	9	(1)
Provision for income taxes	(38)	(69)
Depreciation and amortization	(395)	(626)
Other income, net	65	39
Net Loss	$(26,723)	$(35,593)

15. Net Loss Per Share

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

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss – basic and diluted	$(26,723)	$(35,593)
Denominator:
Weighted average common shares outstanding – basic and diluted	18,461,221	20,883,293
Net loss per share attributable to common stockholders – basic and diluted	$(1.45)	$(1.70)

The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands).

	As of March 31,
	2024	2023
Common stock warrants	226,786	226,786
Common stock options	696,973	992,954
Performance stock units	567,604	—
Restricted stock units	2,320,487	2,650,360
Total	3,811,850	3,870,100

16. Subsequent Events

Former Employee Litigation

The resolution on May 20, 2024 of the suit brought by a former employee of the Company on May 15, 2019 resulted in a $3.5 million reduction in litigation expense which was recorded in the fourth quarter of 2023. See Note 9, Commitments and Contingencies.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Skillz vs AviaGames Settlement

On February 9, 2024, a federal jury in San Jose, California issued a verdict in favor of Skillz in a patent infringement action Skillz brought against a privately-held mobile gaming company, AviaGames, Inc. (“AviaGames”), on April 5, 2021 (“Patent Case”). The jury found in favor of Skillz on all issues, determining AviaGames willfully infringed Skillz’s U.S. Patent No. 9,649,564, entitled “Peer-to-Peer Wagering Platform” (the “‘564 patent”) and awarding Plaintiff Skillz Platform Inc. (“Skillz”) its full damages request of $42.9 million. After the jury verdict issued, Skillz requested certain post-trial relief, including that the Court permanently enjoin AviaGames from continuing to infringe the ‘564 patent, award Skillz its attorneys’ fees due to the exceptional nature of the case, and treble the damages awarded by the jury. In addition, Skillz, along with game developer Big Run Studios, Inc. (“Big Run”), brought a separate case against AviaGames for false advertising, copyright infringement, and violations of California’s state unfair competition law in federal court in San Francisco, California (“Unfair Competition Case”). On April 13, 2024, Skillz, Big Run, and AviaGames entered into a settlement agreement with respect to both the Patent Case and Unfair Competition Case pending against AviaGames. In exchange for dismissal of both actions and other settlement terms, AviaGames agreed to pay Skillz and Big Run a total of $80 million. Skillz and Big Run have collectively received $50 million from AviaGames pursuant to the settlement agreement. Of the $50 million received, Skillz was entitled to $46 million and Big Run was entitled to $4 million. Beginning in March of 2025, AviaGames is required to pay Skillz $7.5 million annually for a four-year period as royalty payments for AviaGames’ license of the ’564 patent and its patent family.

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

Note Receivable

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Skillz Inc. (for purposes of this section, “Skillz,” “we,” “us” and “our”). MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part I, Item IA, “Risk Factors” in our Annual Report and Part II, Item 1A, “Risk Factors.” Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Skillz was founded in 2012 by Andrew Paradise and Casey Chafkin with the vision to make eSports accessible to everyone possible. For the three months ended March 31, 2024, the platform had over 0.8 million monthly active users (“MAUs”) and hosts an average of over 1.8 million daily tournaments, including 0.4 million paid entry daily tournaments, offering over $42.6 million in prizes each month.

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

Historically, our top games and related developers have accounted for a substantial portion of our revenue earned from the Skillz platform. For the three months ended March 31, 2024 and 2023, the games Solitaire Cube, 21 Blitz (each developed by Tether Studios, LLC (“Tether”)) and Blackout Bingo (developed by Big Run Studios Inc. (“Big Run”)) combined accounted for 67% and 70% of our revenue, respectively. For the three months ended March 31, 2024 and 2023, Tether accounted for 48% and 44% of our revenue, respectively. Our top titles rotate over time as more games generate success on the Skillz platform.

The following supplemental financial information table summarizes key operating metrics for the three months ended March 31, 2024 and 2023. These metrics are utilized by management and the Board to evaluate the operating performance of the Company and are key factors that directly impact the Company’s revenue, costs and liquidity. Accordingly, we believe that they provide helpful supplemental information to investors in evaluating our operating results.

	Three Months Ended March 31,
	2024	2023
Gross marketplace volume (“GMV”) (000s)(1)	$161,269	$277,632
Paying monthly active users (“PMAUs”) (000s)(2)	121	214
Monthly active users (“MAUs”) (000s)(3)	860	1,176
Average GMV per paying monthly active user(4)	$444.3	$432.4
Average GMV per monthly active user(5)	$62.5	$78.7
Average revenue per paying monthly active user (“ARPPU”)(6)	$69.8	$69.1
Average revenue per monthly active user (“ARPU”)(7)	$9.8	$12.6
Paying MAU to MAU ratio	14%	18%
Average end-user incentives, included as sales and marketing expense, per paying active user(8)	$24.06	$27.40
Average end-user incentives, included as sales and marketing expense, per playing active user(9)	$3.39	$4.98

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

User acquisition (“UA”) marketing is a sales and marketing expense to acquire new paying users to the platform. Assuming acquisition cost per user is constant, decreases in UA marketing expense typically result in lower revenue as a result of having fewer new paying users. UA marketing spend for the three months ended March 31, 2024 was $5.6 million, as compared to $8.4 million for the three months ended March 31, 2023. The reduction in UA marketing and engagement marketing expenses during fiscal year 2023 and the first quarter of 2024 has resulted in a substantial reduction in revenue and is expected to continue to result in a reduction in revenue. We are currently unable to reasonably estimate the quantitative impact, or range of impact, that reductions in UA marketing and engagement marketing will have on forward-looking revenue as a result of the number of interrelated factors impacting revenue, including, but not limited to, retention of existing users on the platform, ARPPU, efficacy of various engagement marketing programs on existing users, elasticity of the digital advertising supply curve, and impact of varying levels of player liquidity on the existing user ecosystem.

Our focus has continued to be on driving higher efficiency from our marketing investment by (1) reducing spend on low-return engagement marketing programs, which we expect will result in lower engagement marketing as a percentage of revenue and (2) driving UA efficiency by optimizing spend across networks and driving higher organic traffic. To the extent we reduce engagement marketing spend, we expect to reduce our Bonus Cash end-user incentives in proportion to such overall engagement marketing reduction.

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

The following table summarizes additional components of GMV, including average GMV per active user and average GMV per paying active user for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
As a percentage of GMV(%)
Prior winnings (1)	81%	81%
Cash deposits (2)	13%	12%
End-user incentives (3)	6%	7%
As components of average GMV per paying monthly active user ($)
Prior winnings	$360.1	$349.2
Cash deposits	$59.8	$53.1
End-user incentives	$27.3	$30.1
As components of average GMV per monthly active user ($)
Prior winnings	$50.7	$63.5
Cash deposits	$8.4	$9.7
End-user incentives	$3.8	$5.5

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

Prizes include cash, Bonus Cash, physical merchandise and items sponsored by third-parties. Prizes for the three months ended March 31, 2024 consisted of approximately 85% Cash and 15% Bonus Cash. Prizes for the three months ended March 31, 2023, consisted of approximately 92% cash, 8% Bonus Cash. Physical merchandise and items sponsored by third-parties were de minimis for the periods presented.

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

Results of Operations

Consolidated results should be read in conjunction with segment results discussed below and the segment information provided in Note 14, Segment Reporting to our consolidated financial statements included in this Form 10-Q.

Comparison for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,		2024 to 2023 Change
	2024	2023	Increase/(Decrease)
			Amount	Percentage
Revenue	$25,235	$44,383	$(19,148)	(43)%
Costs and expenses:
Cost of revenue	3,451	4,582	(1,131)	(25)%
Research and development	4,624	8,881	(4,257)	(48)%
Sales and marketing	20,994	34,918	(13,924)	(40)%
General and administrative	23,037	28,070	(5,033)	(18)%
Total costs and expenses	52,106	76,451	(24,345)	(32)%
Loss from operations	(26,871)	(32,068)	5,197	(16)%

Interest income (expense), net	112	(3,494)	3,606	(103)%
Change in fair value of common stock warrant liabilities	9	(1)	10	(1000)%
Other income, net	65	39	26	67%
Loss before income taxes	(26,685)	(35,524)	8,839	(25)%
Provision for income taxes	38	69	(31)	(45)%
Net loss	$(26,723)	$(35,593)	$8,870	(25)%

Revenue

Revenue decreased by $19.1 million, or 43%, to $25.2 million in the three months ended March 31, 2024 from $44.4 million in the three months ended March 31, 2023. The decrease was primarily driven by a decrease in the Company’s player base as our monthly active users decreased 27% from 2023. This decrease reflects the decrease of our UA marketing and engagement marketing spend by 33% and 50%, respectively from 2024 to 2023. The reduction in user acquisition and engagement marketing spend was driven to prioritize probability over revenue growth. The Company has continued to intentionally reduce spend in order to achieve better user acquisition efficiency and eliminate lower-return engagement marketing programs.

Cost of Revenue

Cost of revenue decreased by $1.1 million, or 25%, to $3.5 million for the three months ended March 31, 2024 from $4.6 million in the three months ended March 31, 2023. The decrease in cost of revenue was primarily driven by a reduction in server costs, payment processing costs, and reductions in customer support personnel costs.

Research and Development

Research and development costs decreased by $4.3 million, or 48%, to $4.6 million in the three months ended March 31, 2024 from $8.9 million in the three months ended March 31, 2023. The decrease was primarily driven by a $2.7 million reduction in employee related costs such as salaries and bonuses as a result of lower headcount. Additionally, professional fees and equipment and software expense decreased $0.7 million and $0.3 million, respectively.

Sales and Marketing

Sales and marketing costs decreased by $13.9 million, or 40%, to $21.0 million in the three months ended March 31, 2024 from $34.9 million in the three months ended March 31, 2023. The decrease was primarily driven by 33% and 50% decreases in UA and engagement marketing spend, respectively. This intentional decrease was driven by the strategic decision to prioritize profitability over revenue growth. UA marketing and engagement marketing decreased by $2.8 million and $8.8 million, respectively. Additionally, employee related costs and professional fees decreased by $1.1 million and $1.1 million, respectively.

General and Administrative

General and administrative costs decreased by $5.0 million, or 18%, to $23.0 million in the three months ended March 31, 2024 from $28.1 million in the three months ended March 31, 2023. The decrease was primarily driven by a $4.1 million decrease in professional fees as we continue to reduce our reliance on contractors. Additionally, employee related costs decreased $1.6 million related to severance payments made in 2023 and equity forfeitures from the resignation of our General Counsel and President and CFO in 2024.

Interest income (expense), net

Interest income was $0.1 million for the three months ended March 31, 2024 compared to interest expense of $3.5 million for the three months ended March 31, 2023. The decrease of $3.6 million in interest expense was primarily driven by the repurchase of debt in the second quarter of 2023.

Provision for income taxes

Provision for income taxes decreased by $31.0 thousand to $38.0 thousand in the three months ended March 31, 2024, from $69.0 thousand in the three months ended March 31, 2023. The decrease was primarily driven by change in need for valuation allowance, decrease in foreign activities, and reduced expected state tax liabilities.

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

Adjusted EBITDA

“Adjusted EBITDA” is defined as net loss, excluding interest income (expense), net; change in fair value of common stock warrant liabilities; other income, net; provision for income taxes; depreciation and amortization; stock-based compensation expense and related payroll tax expense; and certain other non-cash or non-recurring items impacting net loss from time to time, including, but not limited to impairment charges, loss contingency accruals, restructuring charges and one-time nonrecurring expenses, as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Our management believes Adjusted EBITDA is useful in evaluating its operating performance and is a similar measure reported by publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects. By providing this non-GAAP measure, we intend to provide investors with an additional tool to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same manner.

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
The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(26,723)	$(35,593)
Interest income (expense), net	(112)	3,494
Stock-based compensation	8,740	10,548
Change in fair value of warrant liability	(9)	1
Provision for income taxes	38	69
Depreciation and amortization	395	626
Other income, net	(65)	(39)
Adjusted EBITDA	$(17,736)	$(20,894)

Segment Results

We have two reportable business segments; the Skillz segment and the Aarki segment. Our corporate operations primarily support Skillz and are included in the results for the Skillz segment. Likewise, Aarki has its own corporate operations, which are included in the Aarki segment.

The change from one to two reportable business segments was effective beginning in the fourth quarter of 2023. To provide comparability between reporting periods, results for the first quarter of 2023 have been recast to reflect this change.

We evaluate the performance of our segments based on Segment Revenue and Segment Adjusted EBITDA. Segment Adjusted EBITDA is indicative of operational performance and is monitored by management to evaluate past performance and identify actions required to improve profitability.

The segment measurements provided to, and evaluated by, the CODM are described in Note 14 Segment Reporting to our audited consolidated financial statements included in this Form 10-Q.

Segment Results for the Three Months Ended March 31, 2024 and 2023

The following table provides Segment Revenue and Segment Adjusted EBITDA for each of our segments.

	Three Months Ended March 31,		2024 to 2023 Change
			Increase/(Decrease)
	2024	2023	$	%
Skillz Segment Revenue	$22,417	$40,028	(17,611)	(44.0)%
Aarki Segment Revenue	2,865	4,513	(1,648)	(36.5)%
Elimination	(47)	(158)	111	70.3%
Consolidated Revenue	$25,235	$44,383	(19,148)	(43.1)%

Skillz Segment Adjusted EBITDA	$(15,691)	$(19,682)	3,991	20.3%
Aarki Segment Adjusted EBITDA	(2,045)	(1,212)	(833)	(68.7)%
Total Segment Adjusted EBITDA	$(17,736)	$(20,894)	3,158	15.1%

Skillz Segment Results

Segment Revenue of $22.4 million for the three months ended March 31, 2024 decreased $17.6 million, from $40.0 million in the three months ended March 31, 2023 primarily due to a decrease in player base as monthly active users decreased 27% from 2023.

Segment Adjusted EBITDA loss of $15.7 million for the three months ended March 31, 2024 improved from a loss of $19.7 million in the three months ended March 31, 2023 due to reduced professional fees and employee related costs associated with severance payments in 2023, partially offset by lower revenue.

Aarki Segment Results

Segment Revenue of $2.9 million for the three months ended March 31, 2024 decreased $1.6 million, from $4.5 million in the three months ended March 31, 2023 due to lower advertising revenue.

Segment Adjusted EBITDA loss of $2.0 million for the three months ended March 31, 2024 increased from a loss of $1.2 million in the three months ended March 31, 2023 primarily due to the decline in revenue.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sales of capital stock. As of March 31, 2024, our principal sources of liquidity were our cash and cash equivalents in the amount of $290.6 million, which are primarily invested in money market funds and marketable securities with maturities of less than three months, and marketable securities in the amount of $0.4 million.

In December 2021, the Company offered $300 million in aggregate principal senior secured notes due 2026 in a private offering. The notes were sold in a private placement to qualified institutional buyers. Annual interest started to accrue from December 20, 2021 at a stated rate of 10.25% and will be payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The notes will mature on December 15, 2026. We used the net proceeds from the offering for general corporate purposes. We may also use the proceeds for potential acquisitions of other companies, products, or technologies that we may identify in the future. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, make certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. After giving effect to the September 1, 2022 and the 2023 open market repurchases of our senior secured notes, as of March 31, 2024, $129.7 million of the senior secured notes remained outstanding. We were in compliance with all covenants applicable to the notes as of March 31, 2024.

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

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(4,396)	$(14,699)
Net cash provided by investing activities	$169	$67,761
Net cash used in financing activities	$(7,200)	$(249)

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

Net cash used in operating activities was $4.4 million for the three months ended March 31, 2024. The most significant component of our cash used during this period was a net loss of $26.7 million, which included non-cash expenses of $8.7 million related to stock-based compensation, partially offset by net cash inflows of $12.8 million from changes in operating assets and liabilities. The net cash inflows from changes of operating assets and liabilities were primarily the result of increases in other liabilities of $1.9 million and accounts payable of $9.7 million.

Cash Flows from Investing Activities

Net cash provided by investing activities was $0.2 million for the three months ended March 31, 2024. The net cash provided by investing activities included $0.7 million in proceeds from sales of marketable securities which were offset by purchases of property and equipment of $0.5 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $7.2 million for three months ended March 31, 2024, consisting primarily of the repurchase of common stock.

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations.

Leases

We have operating lease arrangements for office space, and finance lease agreements for certain network equipment. As of March 31, 2024, we had lease payment obligations of $17.5 million, of which $3.4 million is payable within 12 months.

Long-Term Debt

The Company’s long-term debt consists of the 2021 Senior Secured Notes. The total principal amount of $129.7 million, gross of discount and issuance costs of $5.3 million, is due on December 15, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms.

Based on the evaluation of our disclosure controls and procedures, management has concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with United States Generally Accepted Accounting Policies (“U.S. GAAP”) such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. A material weakness cannot be considered remediated until the newly designed control activities operate for a sufficient period of time and management has concluded, through testing, that the controls are designed and operating effectively.

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

1.Risk assessment
2.Information technology general controls
3.Internal control over financial reporting

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

As a result, the Company was been unable to reassess and adequately design and implement controls over financial reporting, including identification and review of disclosures and monitoring controls, and in providing the appropriate evidence of review of reconciliations, budgets, and key elements of the financial close process.

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

Material Weakness Remediation Efforts

Management, with oversight from the Audit Committee, will continue toward remediation of material weaknesses and reinforce the overall design and capability of our internal control environment. The following has been planned for implementation in management’s ongoing efforts to remediate the identified material weaknesses:

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

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting during the first quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II
ITEM 1. LEGAL PROCEEDINGS

Refer to Note 9, “Commitments and Contingencies,” in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

The following table provides information about the purchases of our common stock made through the three months ended March 31, 2024:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
January 1, 2024 through	485,908	$5.27	2,563,015	$49,479,264
February 1, 2024 through	620,735	$6.05	3,754,980	$45,736,699
March 1, 2024 through	102,906	$6.35	653,340	$45,083,359
Total	1,209,549	$5.76	6,971,335

(a) In August 2023, our Board of Directors approved a share repurchase authorization for up to $65.0 million of our common stock. The share repurchase authorization, which was announced on August 21, 2023, has a term of 12 months and may be suspended or discontinued by our Board of Directors at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

SKILLZ INC.

	By:	/s/ Andrew Paradise
Date: August 29, 2024	Name:	Andrew Paradise
	Title:	Chief Executive Officer and Chairman

	By:	/s/ Gaetano Franceschi
	Name:	Gaetano Franceschi
	Title:	Chief Financial Officer