Form 10-Q
period 2024-06-30
Skillz Inc.
filed 2024-08-29
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SKILLZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except for number of shares and par value per share amounts)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$316,419	$302,028
Restricted cash	10,000	10,000
Accounts receivable, net of allowance for credit losses of $64 and $49 as of June 30, 2024 and December 31, 2023, respectively	4,223	5,942
Prepaid expenses and other current assets	4,127	6,721
Total current assets	334,769	324,691
Property and equipment, net	14,616	14,549
Marketable securities, non-current	—	1,125
Non-marketable equity securities	52,768	52,768
Other non-current assets	707	2,693
Total assets	$402,860	$395,826
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,348	$1,712
Operating lease liabilities, current	1,256	1,364
Other current liabilities	44,835	46,782
Total current liabilities	52,439	49,858
Operating lease liabilities, non-current	9,912	10,573
Common stock warrant liabilities, non-current	—	11
Long-term debt, net of current portion	124,769	123,935
Other non-current liabilities	512	960
Total liabilities	187,632	185,337
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock $0.0001 par value; 31.3 million shares authorized; Class A common stock – 25.0 million shares authorized; 18.1 million and 18.1 million shares issued; 14.0 million and 15.8 million outstanding as of June 30, 2024 and December 31, 2023, respectively; Class B common stock – 6.3 million shares authorized; 3.4 million shares issued and outstanding as of June 30, 2024 and December 31, 2023	1	1
Treasury stock at cost, 4.1 million and 2.3 million as of June 30, 2024 and December 31, 2023, respectively	(23,770)	(13,000)
Additional paid-in capital	1,214,143	1,197,963
Accumulated other comprehensive loss	—	(7)
Accumulated deficit	(975,146)	(974,468)
Total stockholders’ equity	215,228	210,489
Total liabilities and stockholders’ equity	$402,860	$395,826
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except for number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$25,295	$40,166	$50,530	$84,549
Costs and expenses:
Cost of revenue	3,346	3,650	6,798	8,232
Research and development	4,272	8,025	8,896	16,906
Sales and marketing	20,849	32,669	41,842	67,587
General and administrative	17,236	26,074	40,273	54,144
Gain from litigation settlement	(46,000)	—	(46,000)	—
Total costs and expenses	(297)	70,418	51,809	146,869
Income (loss) from operations	25,592	(30,252)	(1,279)	(62,320)
Gain from extinguishment of debt	—	15,205	—	15,205
Interest income (expense), net	334	(1,712)	447	(5,207)
Change in fair value of common stock warrant liabilities	2	152	11	151
Other income, net	190	11	254	50
Income (loss) before income taxes	26,118	(16,596)	(567)	(52,121)
Provision for income taxes	73	114	111	183
Net income (loss)	$26,045	$(16,710)	$(678)	$(52,304)
Earnings (loss) per share:
Basic	$1.47	$(0.79)	$(0.04)	$(2.48)
Diluted	$1.44	$(0.79)	$(0.04)	$(2.48)
Weighted average shares outstanding:
Basic	17,776,904	21,143,257	18,119,062	21,109,886
Diluted	18,079,310	21,143,257	18,119,062	21,109,886

Other comprehensive income:
Change in unrealized gain on available-for-sale investments, net of tax	1	394	7	1,391
Total other comprehensive income	1	394	7	1,391
Total comprehensive income (loss)	$26,046	$(16,316)	$(671)	$(50,913)
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except for number of shares)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	21,068,697	$1	—	$—	$1,153,071	$(1,563)	$(873,108)	$278,401
Issuance of common stock upon exercise of stock options and release of restricted stock units	61,124	—	—	—	33	—	—	33
Shares repurchased by the Company and held as treasury stock	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	997	—	997
Stock-based compensation	—	—	—	—	10,548	—	—	10,548
Net loss	—	—	—	—	—	—	(35,593)	(35,593)
Balance at March 31, 2023	21,129,821	$1	—	—	$1,163,652	$(566)	$(908,701)	$254,386
Issuance of common stock upon exercise of stock options and release of restricted stock units	40,271	—	—	—	37	—	—	37
Shares repurchased by the Company and held as treasury stock	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—		394	—	394
Stock-based compensation	—	—	—	—	10,622	—	—	10,622
Net loss	—	—	—	—	—	—	(16,710)	(16,710)
Balance at June 30, 2023	21,170,092	$1	—	—	$1,174,311	$(172)	$(925,411)	$248,729

Balance at December 31, 2023	19,183,046	$1	2,314,908	$(13,000)	$1,197,963	$(7)	$(974,468)	210,489
Issuance of common stock upon exercise of stock options and release of restricted stock units	64,357	—	—	—		—	—	—
Shares repurchased by the Company and held as treasury stock	(1,209,549)	—	1,209,549	(6,956)	—	—	—	(6,956)
Other comprehensive income	—	—	—	—	—	6	—	6
Stock-based compensation	—	—	—	—	8,740	—	—	8,740
Net loss	—	—	—	—	—	—	(26,723)	(26,723)
Balance at March 31, 2024	18,037,854	$1	3,524,457	(19,956)	$1,206,703	$(1)	$(1,001,191)	$185,556
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury stock	(589,721)	—	589,721	(3,814)	—	—	—	(3,814)
Stock issued under employee stock purchase plan	1,195	—	—	—	7	—	—	7
Other comprehensive income	—	—	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	7,433	—	—	7,433
Net Income	—	—	—	—	—	—	26,045	26,045
Balance at June 30, 2024	17,449,328	$1	4,114,178	$(23,770)	$1,214,143	$—	$(975,146)	$215,228

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net loss	$(678)	$(52,304)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	798	1,372
Stock-based compensation	16,173	21,170
Gain on extinguishment of debt	—	(15,205)
Accretion of unamortized debt discount and amortization of debt issuance costs	834	1,428
Amortization of premium for marketable securities	—	591
Impairment charges	—	455
Change in fair value of common stock warrant liabilities	(11)	(151)
Changes in operating assets and liabilities:
Accounts receivable, net	1,719	(2,481)
Prepaid expenses and other assets	2,580	(1,746)
Accounts payable	4,636	2,499
Operating lease right-of-use assets	—	308
Operating lease liabilities	(769)	(1,115)
Other accruals and liabilities	(1,876)	4,119
Net cash provided by (used in) operating activities	23,406	(41,060)
Investing Activities
Purchases of property and equipment, including internal-use software	(922)	(11,622)
Settlement of loan receivable	2,000	—
Purchases of marketable securities	(5)	—
Proceeds from sales of marketable securities	1,137	52,477
Proceeds from maturities of marketable securities	—	98,903
Net cash provided by investing activities	2,210	139,758
Financing Activities
Principal payments on finance leases obligations	(455)	(394)
Payments for extinguishment of debt	—	(135,855)
Repurchase of common stock	(10,770)	—
Net proceeds from exercise of stock options and issuance of common stock	—	70
Net cash used in financing activities	(11,225)	(136,179)
Net change in cash, cash equivalents and restricted cash	14,391	(37,481)
Cash, cash equivalents and restricted cash – beginning of year	312,028	365,436
Cash, cash equivalents and restricted cash – end of period	$326,419	$327,955
Supplemental cash flow data:
Cash paid during the period for:
Interest	$6,813	$12,211
Taxes	$135	$160

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and one subsidiary for which there is an immaterial noncontrolling interest at June 30, 2024. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

Restricted cash of $10.0 million at June 30, 2024 and December 31, 2023 is primarily associated with the letter of credit for the Company’s former headquarters in San Francisco and cash required to be held by our financial institution.

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the condensed consolidated balance sheet at June 30, 2024 and December 31, 2023 that sum to the total of these items reported in the statements of cash flows:

	June 30,	December 31,
	2024	2023
Cash	$17,471	$14,968
Money market funds	298,948	287,060
Restricted cash	10,000	10,000
Cash, cash equivalents and restricted cash	$326,419	$312,028

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
Accounts Receivable, Net

Accounts receivable, net, represents amounts recorded for programmatic media campaigns, net of an allowance for credit losses from our advertising revenue customers of our Aarki segment. The allowance for credit losses is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss). The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when there are specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The Company’s provision for credit losses were not material in the three and six months ended June 30, 2024 and 2023. The allowance for credit losses were $64.0 thousand and $49.0 thousand at June 30, 2024 and December 31, 2023, respectively.

The Company had four customers that individually represented 10% or more of total accounts receivables as of June 30, 2024. The individual receivable balance of these customers were between 12% and 17% of the accounts receivable balance. One customer accounted for 12% of the accounts receivable balance as of December 31, 2023.

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

Marketable securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive income in the condensed consolidated statements of operations and comprehensive income (loss). Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, the Company employs a systematic methodology that considers available quantitative and qualitative evidence. In addition, the Company considers specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other income, net in the condensed consolidated statements of operations and comprehensive income (loss) and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

The Company has elected to measure its existing investments in non-marketable equity securities at cost, less impairments, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer (“measurement alternative”). This election is reassessed each reporting period to determine whether non-marketable equity securities have a readily determinable fair value, in which case they would no longer be eligible for this election and would be measured at fair value. The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. Impairment indicators might include, but would not necessarily be limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, a significant adverse change in the regulatory, economic, or technological environment of the investee, a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar securities for an amount less than the carrying amount of the investments in those securities. If an impairment exists, a loss is recognized in the condensed consolidated statements of operations and comprehensive income (loss) for the amount by which the carrying value exceeds the fair value of the investment. Gains and losses resulting from the remeasurement of non-marketable equity securities, including impairment, are recorded through other income, net in the condensed consolidated statements of operations and comprehensive income (loss). The Company separately presents investments in non-marketable equity securities within long-term assets on the condensed consolidated balance sheets.

Advertising and Promotional Expense

Advertising and promotional expenses are included in sales and marketing expenses within the condensed consolidated statements of operations and comprehensive income (loss) and are expensed when incurred. Advertising expenses, excluding marketing promotions related to the Company’s end-user incentive programs, were $4.5 million and $8.3 million for the three months ended June 30, 2024 and 2023, respectively, and $10.5 million and $17.1 million for the six months ended June 30, 2024 and 2023, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards based on estimated grant-date fair values recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to awards with performance conditions is recognized over the requisite service period when the performance conditions are probable of being achieved. The compensation expense related to awards with market conditions is recognized on an accelerated attribution basis over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved and is not reversed if the market condition is not satisfied. See Note 12, Stock-Based Compensation, for more information. The Company accounts for forfeitures as they occur. If an employee stock-based award is canceled without the concurrent grant or offer of a replacement award, the cancellation is treated as a settlement for no consideration and any previously unrecognized compensation cost shall be recognized at the cancellation date. Stock-based awards granted to employees are primarily stock options and restricted stock units.

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

Interest Income (Expense), Net

Interest income (expense), net consisted of the following for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest expense	$(3,776)	$(4,755)	$(7,547)	$(13,909)
Interest income	4,110	3,043	7,994	8,702
Interest income (expense), net	$334	$(1,712)	$447	$(5,207)

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

Segments

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Effective beginning in the fourth quarter of 2023, the Company had two operating and reportable segments. See Note 15, Segment Reporting.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
3. Revenue

The following tables present the Company’s revenues, disaggregated by offering, geographical region, and reportable segment for the three and six months ended June 30, 2024 and 2023. Revenue by geographical region is based on the location where the game developer or advertising customer is headquartered. For more information on revenues presented by reportable segment, see Note 15, Segment Reporting.

	Three Months Ended June 30, 2024
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$22,154	$—	$—	$22,154
Advertising Revenue	—	2,578	(21)	2,557

Other Revenue:
Maintenance Fee Revenue	$584	$—	$—	584
Total Revenue	$22,738	$2,578	$(21)	$25,295

United States	$21,368	$614	$(21)	$21,961
Other Countries	1,370	1,964	—	3,334
Total Revenue	$22,738	$2,578	$(21)	$25,295

	Three Months Ended June 30, 2023
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$35,315	$—	$—	$35,315
Advertising Revenue	—	3,699	(111)	3,588

Other Revenue:
Maintenance Fee Revenue	1,263	—	—	1,263
Total Revenue	$36,578	$3,699	$(111)	$40,166

United States	$34,114	$661	$(111)	$34,664
Other Countries	2,464	3,038	—	5,502
Total Revenue	$36,578	$3,699	$(111)	$40,166

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Six Months Ended June 30, 2024
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$43,932	$—	$—	$43,932
Advertising Revenue	—	5,443	(68)	5,375

Other Revenue:
Maintenance Fee Revenue	$1,223	$—	$—	1,223
Total Revenue	$45,155	$5,443	$(68)	$50,530

United States	$42,879	$1,273	$(68)	$44,084
Other Countries	2,276	4,170	—	6,446
Total Revenue	$45,155	$5,443	$(68)	$50,530

	Six Months Ended June 30, 2023
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$73,958	$—	$—	$73,958
Advertising Revenue	—	8,212	(269)	7,943

Other Revenue:
Maintenance Fee Revenue	2,648	—	—	2,648
Total Revenue	$76,606	$8,212	$(269)	$84,549

United States	$71,446	$1,781	$(269)	$72,958
Other Countries	5,160	6,431	—	11,591
Total Revenue	$76,606	$8,212	$(269)	$84,549

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

•Marketing promotions accounted for as reductions to revenue. These promotions are typically pricing actions in the form of discounts that reduce end-user entry fees. These are offered on behalf of the game developers. Although not required based on the Company’s agreement with its game developers, the Company considers that game developers have a valid expectation that certain incentives will be offered to end-users. The determination of a valid expectation is based on an evaluation of all information reasonably available to game developers regarding the Company’s customary business practices, published policies and specific statements.

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

4. Balance Sheet Components

Note Receivable

Note receivable included in other long-term assets on the condensed consolidated balance sheets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Note receivable	$—	$2,000

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

On July 7, 2023, the Company entered into a Loan and Security Agreement (together, the “Credit Agreement”) whereby it would lend approximately $2.0 million to Big Run Studio (“Big Run”). The designated rate on the credit facility was 11.5%, with interest-only for the first six months being paid, at Big Run’s option each month, (1) in cash or (2) in-kind and compounded monthly to the principal. The interest-only period may be extended in six month increments upon mutual written agreement between Big Run and Skillz. After the interest-only period, principal and interest shall be payable monthly in equal installments. The credit facility was to mature on June 1, 2025.

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

For the six months ended June 30, 2024, the Company recognized $0.1 million of interest income related to this Credit Agreement.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Credit card processing reserve	$1,000	$1,000
Prepaid expenses	2,595	4,364
Other current assets	532	1,357
Prepaid expenses and other current assets	$4,127	$6,721

Property and Equipment, net

Property and equipment consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Land	$980	$980
Building	12,557	10,541
Capitalized internal-use software	9,121	9,113
Computer equipment and servers	1,790	1,410
Furniture and fixtures	363	278
Leasehold improvements	117	117
Construction in progress	118	1,745
Total property and equipment	25,046	24,184
Accumulated depreciation and amortization	(10,430)	(9,635)
Property and equipment, net	$14,616	$14,549

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Property and equipment, net and operating lease right-of-use assets by geography was as follows:

	June 30,	December 31,
	2024	2023
United States	$14,258	$14,186
Other countries	358	363
Total	$14,616	$14,549

Other Current Liabilities

Other current liabilities consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Accrued sales and marketing expenses	$1,392	$2,275
Accrued compensation	3,162	2,070
Accrued publisher fees	2,692	3,607
End-user liability, net	5,848	6,590
Accrued developer revenue share	1,109	1,086
Short-term lease obligations	766	831
Accrued legal expenses	7,841	7,949
Accrued interest expenses	554	554
Indirect tax liabilities	12,872	11,206
Accrued operating expenses	7,838	9,715
Other	761	899
Other current liabilities	$44,835	$46,782

5. Spin-Off Transaction

On August 31, 2023, in order to more directly incentivize the key employees of the Company’s subsidiary, Aarki, the Company made the determination to allow certain key employees of Aarki to receive equity awards in Aarki. On a fully diluted basis, the awards represent approximately 20% of the ownership of Aarki. On March 12, 2024, the Company authorized the issuance of equity awards in Aarki, and awards were issued in March 2024. As of June 30, 2024, vested awards constituted an immaterial non-controlling interest in Aarki. Previously issued Skillz equity awards have been surrendered by the Aarki employees.

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

6. Fair Value Measurements

As of June 30, 2024 and December 31, 2023, the recorded values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.

Cash and money market funds are classified within Level 1 of the fair value hierarchy. Highly liquid investments such as commercial papers and corporate bonds are classified within Level 2 of the fair value hierarchy.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

Assets measured at fair value on a recurring basis consisted of the following as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$298,948	$—	$—	298,948
Available-for-sale investments
Asset-backed securities	$—	$—	$—	—
Total assets	$298,948	$—	$—	$298,948

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$287,060	$—	$—	$287,060
Available-for-sale investments
Asset-backed securities	—	1,125	—	1,125
Total assets	$287,060	$1,125	$—	$288,185

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

7. Investments

Investment Components

Investments consisted of the following as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset-backed securities	$—	$—	$—	$—	$—	$—	$—
Money market funds	298,948	—	—	298,948	298,948	—	—
Total investments	$298,948	$—	$—	$298,948	$298,948	$—	$—

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
Non-marketable equity securities are investments in privately held companies without readily determinable fair values. We have accounted for these investments using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded as its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. The carrying value of the Company’s investments without readily determinable fair values was $52.8 million as of June 30, 2024 and December 31, 2023, and was classified within “Non-marketable equity securities” in the condensed consolidated balance sheets.

The Company did not record any other adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative and did not recognize any gains or losses related to the sale of non-marketable equity securities in the six months ended June 30, 2024 and 2023.

Unrealized Losses on Marketable Securities

Marketable securities with continuous unrealized losses for less than 12 months and 12 months or more and their related fair values were not material as of June 30, 2024 and December 31, 2023.

8. Long-Term Debt

Long-term debt consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
2021 Senior Secured Notes, non-current	$129,671	$129,671
Unamortized discount and issuance costs	(4,902)	(5,736)
Long-term debt, non-current	$124,769	$123,935

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
2021 Senior Secured Notes

On December 20, 2021, the Company entered into $300 million of 10.25% secured notes in a private placement to certain institutional buyers. The secured notes are guaranteed by the Company’s domestic restricted subsidiaries. The interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. At issuance, the effective interest rate on the notes was 12.14%. The notes will mature on December 15, 2026 unless repurchased or redeemed earlier. On September 1, 2022, the Company repurchased $10.5 million of the principal amount of the 2021 Senior Secured Notes at 69.5% for $7.3 million plus accrued interest of $0.2 million. This resulted in a gain on extinguishment of debt of $2.6 million as the notes were redeemed for total consideration below par value of the notes as well as the write-off of unamortized debt issuance costs and discounts. On April 13, 2023, the Company repurchased approximately $159.8 million of its senior secured notes. In connection with the repurchase, the Company’s recognized a gain on extinguishment of $15.2 million on the condensed consolidated statements of operations. The gain primarily reflected the payment discounts as the notes were redeemed for total consideration below the par value of the notes as well as the write-off of unamortized debt issuance costs and discounts. After giving effect to the 2022 and the 2023 open market repurchases, as of June 30, 2024, $129.7 million of the senior secured notes remained outstanding and the effective interest rate is 12.09%. The secured notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with the Company’s affiliates, as well as certain other financial covenants. The Company was in compliance with all covenants as of June 30, 2024.

In accounting for the senior secured notes, unamortized discount and issuance costs were deducted from the carrying value in the condensed consolidated balance sheets. Issuance costs will be recognized as interest expense over the five-year term of the senior secured notes. The senior secured notes are classified as Level 2 financial instruments, and the fair value of the notes is presented for disclosure purposes only. The Company determined the fair value of the notes was $119.9 million as of June 30, 2024 based on secondary market quotes.

Amortization of debt issuance costs and accretion of debt discounts included in interest expense totaled $0.8 million and $1.4 million for the six months ended June 30, 2024 and 2023, respectively.

The following table outlines maturities of the principle related to the Company’s long-term debt as of June 30, 2024:

Amount
2023	$—
2024	—
2025	—
2026	129,671
Total	$129,671

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
9. Litigation

On February 9, 2024, a federal jury in San Jose, California issued a verdict in favor of Skillz in a patent infringement action Skillz brought against a privately-held mobile gaming company, AviaGames, on April 5, 2021 (“Patent Case”). The jury found in favor of Skillz on all issues, determining AviaGames willfully infringed Skillz’s U.S. Patent No. 9,649,564, entitled “Peer-to-Peer Wagering Platform” (the “‘564 patent”) and awarding Plaintiff Skillz Platform Inc. (“Skillz”) its full damages request of $42.9 million. After the jury verdict issued, Skillz requested certain post-trial relief, including that the Court permanently enjoin AviaGames from continuing to infringe the ‘564 patent, award Skillz its attorneys’ fees due to the exceptional nature of the case, and treble the damages awarded by the jury. In addition, Skillz, along with game developer Big Run Studios, Inc. (“Big Run”), brought a separate case against AviaGames for false advertising, copyright infringement, and violations of California’s state unfair competition law in federal court in San Francisco, California (“Unfair Competition Case”). On April 13, 2024, Skillz, Big Run, and AviaGames entered into a settlement agreement with respect to both the Patent Case and Unfair Competition Case pending against AviaGames (the “Litigation Settlement”). In exchange for dismissal of both actions and other settlement terms, AviaGames agreed to pay Skillz and Big Run a total of $80.0 million. On April 12, 2024, the Company and Big Run Studio entered into a Side Letter Agreement providing that a portion of the AviaGames settlement funds allocated to Big Run Studio be utilized to repay the outstanding principal and accrued interest under the Loan and Security Agreement totaling $2.0 million. See Note 4, Balance Sheet Components.

For the three months ended June 30, 2024, Skillz and Big Run collectively received $50.0 million from AviaGames pursuant to the settlement agreement. Of the $50.0 million received, Skillz received $48.0 million, $2.0 million of which was for settlement of the amount outstanding under the Loan and Security Agreement with Big Run. Of the $4.0 million allocated to Big Run under the Side Letter Agreement, Big Run received $2.0 million net of the settlement of the Loan and Security Agreement. Beginning in March of 2025, AviaGames is required to pay Skillz an additional $7.5 million annually over a four-year period as royalty payments for AviaGames’ license of the ’564 patent and its patent family. No portion of these payments are due to Big Run.

For the three months ended June 30, 2024, the Company recorded a gain from the Litigation Settlement totaling $46.0 million consisting of the net settlement payment of $48.0 million, less the $2.0 million received for settlement of the Loan and Security Agreement. The Company will record the $7.5 million payments to be received in March 2025, 2026, 2027 and 2028 as a gain upon receipt of each payment.

10. Commitments and Contingencies

Legal Matters

The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course and conduct of its business and has certain unresolved claims pending, the outcomes of which are not determinable at this time. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters, other than as disclosed herein, is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of June 30, 2024. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, except as set forth herein, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss. The Company records legal fee expenses associated with such matters when the relevant services are provided.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
On May 15, 2019, a former employee of the Company filed a suit against the Company in the San Francisco Superior Court in California for claims including breach of contract, retaliation and wrongful termination. The case was tried in August and September 2021. The jury found in favor of the former employee and rendered a verdict against the Company for $11.6 million in compensatory damages, and the Company recorded a loss contingency accrual of $7.1 million and corresponding general and administrative expenses in such amount in the third quarter of 2021. In April 2022, the judge in the case determined, in light of the Company’s post-verdict motions, that the instructions given to the jury at trial were defective. Accordingly, the judge ordered a new trial on damages or, alternatively, permitted the plaintiff to accept a reduced verdict in the amount of $4.4 million, which the plaintiff subsequently levied from the Company’s bank account. On May 25, 2022, the Company filed an appeal from the judgment seeking, in part, entry of judgment in the Company’s favor notwithstanding the verdict. The plaintiff accepted the reduced verdict, and filed an appeal from the judgment on June 7, 2022, seeking in part, to reinstate the jury’s original verdict (or an award less than the original verdict but greater than $4.4 million final judgement) and challenge the trial court’s conclusion that stock options are not “wages,” which was the basis for dismissing his wrongful termination and retaliation claims. Skillz filed its response and reply brief on July 7, 2023. On April 8, 2024, the Court of Appeals issued its decision, affirming the judgment of $4.4 million but adding an additional $2.3 million for a total award of $6.7 million. The Court of Appeals also affirmed the dismissal of the wrongful termination and retaliation claims, holding that stock options are not wages. The Court of Appeal’s decision became final, non-appealable and enforceable on May 20, 2024. The parties reached an agreement on payment details of the outstanding $2.3 million judgment balance in July 2024. Skillz will proceed with paying the outstanding judgment balance of $2.3 million in July 2024. The parties have sought court intervention to assist in determining the disputed amount of post-judgment interest. See Note 17, Subsequent Events.

Indirect Taxes

The Company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions. The Company has indirect tax liabilities totaling $12.9 million and $11.2 million as of June 30, 2024 and December 31, 2023, respectively, associated with indirect taxes based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. The Company’s application of the revenue code for indirect taxes in certain jurisdictions, including those within the United States, may be challenged by taxing authorities in those jurisdictions. Any associated assessments may result in additional tax liabilities. The Company does not currently anticipate that any such assessments will result in a material increase in the liabilities. See Note 2, Summary of Significant Accounting Policies.

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

In the six months ended June 30, 2024, the Company repurchased 1.8 million shares at a weighted average price of $5.99 per share for an aggregate value of $10.8 million. For the year ended December 31, 2023, the Company repurchased 2.3 million shares under the Share Repurchase Program at a weighted average price of $5.62 per share for an aggregate value of $13.0 million.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
12. Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$2	$—	$3	$—
Research and development	182	961	329	2,167
Sales and marketing	1,787	2,091	3,798	3,995
General and administrative	5,462	7,570	12,043	15,008
Total stock-based compensation expense	$7,433	$10,622	$16,173	$21,170

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Stock Options and Restricted Stock Units

Stock option and RSU activity during the six months ended June 30, 2024 is as follows (in thousands, except for share, per share, and contractual term data):

		Options Outstanding				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2023	2,152,407	701,833	$303.73	6.95	$91	2,497,773	$14.93
Additional shares authorized	903,395	—	—
Granted	(350,881)	—	—			350,881	5.56
Exercised/Vested	—	(552)	3.07			(63,805)	27.53
Cancelled/Forfeited/Expired	513,230	(8,417)	15.17			(504,813)	16.43
Balance at June 30, 2024	3,218,151	692,864	$307.48	6.46	$108	2,280,036	$12.80

Exercisable at December 31, 2023		98,469	$9.52	4.56	$90
Exercisable at June 30, 2024		92,198	9.39	3.97	107
Unvested at December 31, 2023		603,364	351.75	6.95	1
Unvested at June 30, 2024		600,666	353.23	6.46	1

The number of RSUs granted and outstanding does not include 1.0 million performance-based RSUs which the Company issued as of June 30, 2024, as the performance-based RSUs are not deemed granted for accounting purposes because the performance-based RSUs are subjected to performance criteria established by the Company’s Board at the recommendation of its Compensation Committee. Additionally, the stock option and RSU activity presented in the table above does not include activity related to the 2022 CEO Restricted Stock Unit and Performance Award and 2021 CEO Performance Award and Founders’ Option Agreements, described below.

As of June 30, 2024, unrecognized stock-based compensation expense related to unvested stock options, restricted common stock, RSUs, performance-based RSUs and performance stock units was $40.4 million. Restricted stock generally vests over periods of one to eight years. The weighted-average period over which such compensation expense will be recognized is 2.3 years.

The aggregate intrinsic value of options exercised was not material during the three months ended June 30, 2024 and 2023.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
2022 CEO Restricted Stock Unit and Performance Award

The Company granted the Company’s Chief Executive Officer (“CEO”) a restricted stock unit award covering shares of the Class A common stock with a grant date value equal to $25.9 million, comprised of 1.4 million restricted stock units. Such grant vests 25% on the first anniversary of January 1, 2023 and the remainder vests in 12 substantially equal quarterly installments, in each case subject to continuous service with the Company through each applicable vesting date, provided that the grant vests in full if the CEO is terminated without cause following a change of control of the Company. During the three and six months ended June 30, 2024, the Company recognized $0.9 million and $1.8 million, respectively, in compensation expense related to this grant. As of June 30, 2024, the unrecognized stock-based compensation cost related to the non-vested CEO restricted stock unit award was $8.8 million. The Company expects this cost to be recognized over a remaining weighted-average period of approximately 3.3 years.

In addition, the Company issued to the CEO a performance stock unit award covering shares of the Class A common stock with a fair value of $8.6 million as of the issuance date, comprised of 0.5 million performance stock units. Such award vests over four one-year periods, in each case subject to continuous service with the Company through each applicable vesting date and the attainment of certain corporate performance goals. As of June 30, 2024, the award was not considered granted for accounting purposes as the performance goals have not been achieved.

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

The $93.4 million grant date fair value of the Founders’ Options was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The significant inputs to the valuation included the Class A stock price and the risk-free interest rate as of the grant date, as well as the estimated volatility of the Class A common stock. For the three and six months ended June 30, 2024, the Company recognized $4.8 million and $9.7 million, respectively, in compensation expense related to these grants. As of June 30, 2024, the unrecognized stock-based compensation cost related to the Option Agreements was $24.6 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.37 years.

Employee Stock Purchase Plan

In June 2021, the Company commenced its first offering period under the Skillz, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan), which assists employees in acquiring a stock ownership interest in the Company and encourages them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25.0 thousand worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The total Employee Stock Purchase plan expense for the three and six months ended June 30, 2024 and 2023 were not material.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
13. Income Taxes

The Company’s provision for income taxes was $73.0 thousand and $114.0 thousand for the three months ended June 30, 2024 and 2023, respectively. This represents an effective tax rate of 0.28% and (0.69)% for both periods. The Company's provision for (benefit from) income taxes was $111.0 thousand and $183.0 thousand to continuing operations for the six months ended June 30, 2024 and 2023, respectively. This represents an effective tax rate for the respective periods of (19.58)% and (0.35)%. The Company has historically been in an overall loss position and is only subject to foreign and state taxes. The Company maintains a full valuation allowance for all of its net deferred tax assets. The June 30, 2024 effective tax rate differs from the federal statutory rate due to the change in need for valuation allowance, as well as due to foreign and state taxes.

14. Related-Party Transactions

With the exception of Executive grants as discussed in Note 12, Stock-Based Compensation, the Company did not have any material related party transactions in the three and six months ended June 30, 2024 and 2023.

15. Segment Reporting

Effective beginning in the fourth quarter of 2023, the Company has two operating and reportable segments.

In accordance with ASC 280, Segment Reporting, in the event of a change in the structure of a company’s organization that causes the composition of its reportable segments to change, the corresponding information for earlier periods is to be restated. The disclosures below reflect the change in the Company’s reportable segments (from one segment to two segments) for the three and six months ended June 30, 2024 and 2023.

A description of the Company’s two reportable segments, including products and services, is as follows.

Skillz

Skillz is a leading eSports gaming platform. Its platform enables game developers to monetize their content through multi-player competition. By utilizing Skillz’ monetization services, developers can enhance their end-user experiences by enabling them to compete in head-to-head matches, live tournaments, leagues, and charity events while also increasing player retention through referral bonus programs, loyalty perks, on-system achievements, and rewards / prizes. Skillz provides its monetization services to developers via a downloadable SDK. The SDK integrates with developers’ existing games. Monetization services include end-user registration, player matching, fraud & fair play monitoring, and settlement for player billings and payouts. Skillz is headquartered in Las Vegas, NV with offices in Los Angeles, CA, Vancouver, B.C., Canada, and Bangalore, India.

Aarki

Aarki is an artificial intelligence (“AI”) company that delivers advertising solutions to drive revenue growth for mobile app developers. Aarki enables brands to effectively engage audiences in a privacy-first world by using billions of contextual bidding signals coupled with proprietary machine learning and behavioral models. Aarki works with hundreds of advertisers globally and manages approximately 5 million mobile ad requests per second from over 10 billion devices. Aarki is headquartered in San Francisco, CA, with offices in Europe, the Middle East and Asia.

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The following tables provide summarized information about the Company’s operations by reportable segment and a reconciliation of Segment Adjusted EBITDA to Net income (loss) in the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Skillz Segment	$22,738	$36,578	$45,155	$76,606
Aarki Segment	2,578	3,699	5,443	8,212
Elimination	(21)	(111)	(68)	(269)
Total Revenue	$25,295	$40,166	$50,530	$84,549

Segment Adjusted EBITDA
Skillz Segment	$(10,465)	$(18,073)	$(26,157)	$(37,754)
Aarki Segment	(2,107)	(812)	(4,151)	(2,024)
Total Segment Adjusted EBITDA	$(12,572)	$(18,885)	$(30,308)	$(39,778)

Items to reconcile Segment Adjusted EBITDA to Net income (loss):
Interest income (expense), net	$334	$(1,712)	$447	$(5,207)
Stock-based compensation	(7,433)	(10,622)	(16,173)	(21,170)
Change in fair value of warrant liability	2	152	11	151
Provision for income taxes	(73)	(114)	(111)	(183)
Depreciation and amortization	(403)	(745)	(798)	(1,372)
Gain on extinguishment of debt	—	15,205	—	15,205
Gain from litigation settlement	46,000	—	46,000	—
Other income, net	190	11	254	50
Net income (loss)	$26,045	$(16,710)	$(678)	$(52,304)

16. Earnings (Loss) Per Share

The Company computes earnings (loss) per share of the Class A common stock and Class B common stock using the two-class method required for participating securities. Basic and diluted earnings (loss) per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights. The effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings (loss) per Class A common stock and Class B common stock (in thousands, except for share and per share data):

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$26,045	$(16,710)	$(678)	$(52,304)
Denominator:
Weighted average shares outstanding	17,776,904	21,143,257	18,119,062	21,109,886
Earnings (loss) per share, basic	$1.47	$(0.79)	$(0.04)	$(2.48)

Numerator:
Net income (loss)	$26,045	$(16,710)	$(678)	$(52,304)
Denominator:
Weighted average shares outstanding	17,776,904	21,143,257	18,119,062	21,109,886
Dilutive impact of outstanding equity awards	302,406	—	—	—
Weighted average shares outstanding – diluted	18,079,310	21,143,257	18,119,062	21,109,886
Earnings (loss) per share, diluted	$1.44	$(0.79)	$(0.04)	$(2.48)

The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted earnings (loss) per share attributable to common stockholders for the periods presented (share numbers are not in thousands).

	As of June 30,
	2024	2023
Common stock warrants	226,786	226,786
Common stock options	673,421	946,792
Performance stock units	1,001,476	1,945,830
Restricted stock units	128,058	2,700,905
Total	2,029,741	5,820,313

17. Subsequent Events

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Skillz Inc. (for purposes of this section, “Skillz,” “we,” “us” and “our”). MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q). This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part I, Item IA, “Risk Factors” in our Annual Report and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

Skillz was founded in 2012 by Andrew Paradise and Casey Chafkin with the vision to make eSports accessible to everyone possible. For the six months ended June 30, 2024, the platform had over 0.8 million monthly active users (“MAUs”) and hosts an average of over 1.7 million daily tournaments, including 0.4 million paid entry daily tournaments, offering over $43.7 million in prizes each month.

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

Historically, our top games and related developers have accounted for a substantial portion of our revenue earned from the Skillz platform. For the three months ended June 30, 2024 and 2023, Tether and Big Run accounted for 81% and 80% of our revenue, respectively. For the six months ended June 30, 2024 and 2023, Tether and Big Run accounted for 80% of our revenue in each year. Our top titles rotate over time as more games generate success on the Skillz platform.

The following supplemental financial information table summarizes key operating metrics for the three and six months ended June 30, 2024 and 2023. These metrics are utilized by management and the Board to evaluate the operating performance of the Company and are key factors that directly impact the Company’s revenue, costs and liquidity. Accordingly, we believe that they provide helpful supplemental information to investors in evaluating our operating results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross marketplace volume (“GMV”) (000s)(1)	$161,663	$255,229	$322,931	$532,861
Paying monthly active users (“PMAUs”) (000s)(2)	122	196	121	205
Monthly active users (“MAUs”) (000s)(3)	807	1,068	833	1,122
Average GMV per paying monthly active user(4)	$441.7	$433.3	$444.8	$433.2
Average GMV per monthly active user(5)	$66.8	$79.7	$64.6	$79.2
Average revenue per paying monthly active user (“ARPPU”)(6)	$69.4	$68.2	$69.6	$68.7
Average revenue per monthly active user (“ARPU”)(7)	$10.4	$12.5	$10.1	$12.6
Paying MAU to MAU ratio	15%	18%	15%	18%
Average end-user incentives, included as sales and marketing expense, per paying active user(8)	$28.90	$29.08	$26.60	$28.22
Average end-user incentives, included as sales and marketing expense, per playing active user(9)	$4.37	$5.35	$3.86	$5.16

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

The following table summarizes additional components of GMV, including average GMV per active user and average GMV per paying active user for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
As a percentage of GMV(%)
Prior winnings (1)	82%	81%	81%	81%
Cash deposits (2)	12%	12%	13%	12%
End-user incentives (3)	6%	7%	6%	7%
As components of average GMV per paying monthly active user ($)
Prior winnings	$360.1	$351.2	$361.6	$350.5
Cash deposits	$55.0	$50.1	$57.6	$53.8
End-user incentives	$30.7	$31.9	$29.1	$31.0
As components of average GMV per monthly active user ($)
Prior winnings	$54.5	$64.6	$52.5	$64.0
Cash deposits	$8.3	$9.2	$8.4	$9.8
End-user incentives	$4.6	$5.9	$4.2	$5.7

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

Prizes include cash, Bonus Cash, physical merchandise and items sponsored by third-parties. Prizes for the three and six months ended June 30, 2024 consisted of approximately 16% Cash, 84% Bonus Cash, 15% Cash, and 85% Bonus Cash. Prizes for the three and six months ended June 30, 2023, consisted of approximately 8% Cash, 92% Bonus Cash, 8% Cash, and 92% Bonus Cash. Physical merchandise and items sponsored by third-parties were de minimis for the periods presented.

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

Results of Operations

Consolidated results should be read in conjunction with segment results discussed below and the segment information provided in Note 15, Segment Reporting to our consolidated financial statements included in this Form 10-Q.

Comparison for the three months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		2024 to 2023 Change
	2024	2023	Increase/(Decrease)
			Amount	Percentage
Revenue	$25,295	$40,166	$(14,871)	(37)%
Costs and expenses:
Cost of revenue	3,346	3,650	(304)	(8)%
Research and development	4,272	8,025	(3,753)	(47)%
Sales and marketing	20,849	32,669	(11,820)	(36)%
General and administrative	17,236	26,074	(8,838)	(34)%
Gain from litigation settlement	(46,000)	—	(46,000)	—%
Total costs and expenses	(297)	70,418	(70,715)	(100)%
Income (loss) from operations	25,592	(30,252)	55,844	(185)%
Gain from extinguishment of debt	—	15,205	(15,205)	(100)%
Interest income (expense), net	334	(1,712)	2,046	(120)%
Change in fair value of common stock warrant liabilities	2	152	(150)	(99)%
Other income, net	190	11	179	1627%
Income (loss) before income taxes	26,118	(16,596)	42,714	(257)%
Provision for income taxes	73	114	(41)	(36)%
Net income (loss)	$26,045	$(16,710)	$42,755	(256)%

Revenue

Revenue decreased by $14.9 million, or 37%, to $25.3 million in the three months ended June 30, 2024 from $40.2 million in the three months ended June 30, 2023. The decrease was primarily driven by a decrease in the Company’s player base as our monthly active users decreased 24% from 2023. This decrease reflects the decrease of our UA marketing and engagement marketing spend by 47% and 38%, respectively. The reduction in user acquisition and engagement marketing spend was driven to prioritize probability over revenue growth. The Company has continued to intentionally reduce spend in order to achieve better user acquisition efficiency and eliminate lower-return engagement marketing programs.

Cost of Revenue

Cost of revenue decreased by $0.3 million, or 8%, to $3.3 million for the three months ended June 30, 2024 from $3.7 million in the three months ended June 30, 2023. The decrease in cost of revenue was primarily driven by a reduction in payment processing and customer support personnel costs.

Research and Development

Research and development costs decreased by $3.8 million, or 47%, to $4.3 million in the three months ended June 30, 2024 from $8.0 million in the three months ended June 30, 2023. This was primarily driven by a $3.9 million reduction in employee related costs such as salaries and bonuses as a result of lower headcount. Additionally, software expense decreased by $0.2 million and professional fees increased by $0.8 million.

Sales and Marketing

Sales and marketing costs decreased by $11.8 million, or 36%, to $20.8 million in the three months ended June 30, 2024 from $32.7 million in the three months ended June 30, 2023. This was primarily driven by 47% and 38% decreases in UA and engagement marketing spend, respectively. This intentional decrease was driven by the strategic decision to prioritize profitability over revenue growth. UA marketing and engagement marketing decreased by $3.7 million and $6.6 million, respectively. Additionally, employee related costs decreased by $1.2 million as a result of lower headcount.

General and Administrative

General and administrative costs decreased by $8.8 million, or 34%, to $17.2 million in the three months ended June 30, 2024 from $26.1 million in the three months ended June 30, 2023. This was primarily driven by a $5.1 million decrease in legal fees as the Company is no longer actively in litigation with AviaGames and reached a settlement in the second quarter of 2024. Additionally, temporary staffing decreased by $2.2 million as we continue to reduce our reliance on contractors. Employee related costs decreased $2.1 million related to equity forfeitures from the resignation of our General Counsel and President and CFO in 2024.

Gain from litigation settlement

The gain from litigation settlement of $46.0 million for the three months ended June 30, 2024 was related to the litigation settlement with AviaGames. See Note 9, Litigation.

Gain from extinguishment of debt

The gain from extinguishment of debt of $15.2 million for the three months ended June 30, 2023 was related to the 2021 Senior Secured Notes. Refer to Note 8, Long-Term Debt, of the notes to the consolidated financial statements for further discussion.

Interest income (expense), net

Interest income was $0.3 million for the three months ended June 30, 2024 compared to interest expense of $1.7 million for the three months ended June 30, 2023. The decrease of $2.0 million in interest expense was primarily driven by the repurchase of debt in the second quarter of 2023.

Provision for income taxes

Provision for income taxes decreased by $41.0 thousand to $73.0 thousand in the three months ended June 30, 2024, from $114.0 thousand in the three months ended June 30, 2023. The decrease was primarily driven by change in need for valuation allowance, decrease in foreign activities, and reduced expected state tax liabilities.

Results of Operations

Comparison for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,		2024 to 2023 Change
	2024	2023	Increase/(Decrease)
			Amount	Percentage
Revenue	$50,530	$84,549	$(34,019)	(40)%
Costs and expenses:
Cost of revenue	6,798	8,232	(1,434)	(17)%
Research and development	8,896	16,906	(8,010)	(47)%
Sales and marketing	41,842	67,587	(25,745)	(38)%
General and administrative	40,273	54,144	(13,871)	(26)%
Gain from litigation settlement	(46,000)	—	(46,000)	—%
Total costs and expenses	51,809	146,869	(95,060)	(65)%
Income (loss) from operations	(1,279)	(62,320)	61,041	(98)%
Gain from extinguishment of debt	—	15,205	(15,205)	(100)%
Interest income (expense), net	447	(5,207)	5,654	(109)%
Change in fair value of common stock warrant liabilities	11	151	(140)	(93)%
Other income, net	254	50	204	408%
Income (loss) before income taxes	(567)	(52,121)	51,554	(99)%
Provision for income taxes	111	183	(72)	(39)%
Net loss	$(678)	$(52,304)	$51,626	(99)%

Revenue

Revenue decreased by $34.0 million, or 40%, to $50.5 million in the six months ended June 30, 2024 from $84.5 million in the six months ended June 30, 2023. The decrease was primarily driven by a decrease in the Company’s player base as our monthly active users decreased 26% from 2023. This decrease reflects the decrease of our UA marketing and engagement marketing spend by 40% and 44%, respectively. The reduction in user acquisition and engagement marketing spend was driven to prioritize probability over revenue growth. The Company has continued to intentionally reduce spend in order to achieve better user acquisition efficiency and eliminate lower-return engagement marketing programs.

Cost of Revenue

Cost of revenue decreased by $1.4 million, or 17%, to $6.8 million for the six months ended June 30, 2024 from $8.2 million in the six months ended June 30, 2023. The decrease in cost of revenue was primarily driven by a reduction in server costs, payment processing costs, and reductions in customer support personnel costs.

Research and Development

Research and development costs decreased by $8.0 million, or 47%, to $8.9 million in the six months ended June 30, 2024 from $16.9 million in the six months ended June 30, 2023. The decrease was primarily driven by a $6.6 million reduction in employee related costs such as salaries and bonuses as a result of lower headcount. Additionally, software expense decreased by $0.5 million.

Sales and Marketing

Sales and marketing costs decreased by $25.7 million, or 38%, to $41.8 million in the six months ended June 30, 2024 from $67.6 million in the six months ended June 30, 2023. The decrease was primarily driven by 40% and 44% decreases in UA and engagement marketing spend, respectively. This intentional decrease was driven by the strategic decision to prioritize profitability over revenue growth. UA marketing and engagement marketing decreased by $6.4 million and $15.4 million, respectively. Additionally, employee related costs and professional fees decreased by $2.3 million and $1.1 million, respectively.

General and Administrative

General and administrative costs decreased by $13.9 million, or 26%, to $40.3 million in the six months ended June 30, 2024 from $54.1 million in the six months ended June 30, 2023. This was primarily driven by a $2.8 million decrease in legal fees as the Company is no longer actively in litigation with AviaGames and had reached a settlement in the second quarter of 2024. Additionally, temporary staffing and professional fees decreased by $2.6 million and $5.2 million, respectively, as we continue to reduce our reliance on contractors. Employee related costs decreased by $3.8 million related to equity forfeitures from the resignation of our General Counsel and President and CFO in 2024.

Gain from litigation settlement

The gain from litigation settlement of $46.0 million for the six months ended June 30, 2024 was related to the litigation settlement with AviaGames. See Note 9, Litigation.

Gain from extinguishment of debt

The gain from extinguishment of debt of $15.2 million for the six months ended June 30, 2023 was related to the 2021 Senior Secured Notes. Refer to Note 8, Long-Term Debt, of the notes to the consolidated financial statements for further discussion.

Interest income (expense), net

Interest income was $0.4 million for the six months ended June 30, 2024 compared to interest expense of $5.2 million for the six months ended June 30, 2023. The decrease of $5.7 million in interest expense was primarily driven by the repurchase of debt in the second quarter of 2023.

Provision for income taxes

Provision for income taxes decreased by $72.0 thousand to $111.0 thousand in the six months ended June 30, 2024, from $183.0 thousand in the six months ended June 30, 2023. The decrease was primarily driven by change in need for valuation allowance, decrease in foreign activities, and reduced expected state tax liabilities.

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

Adjusted EBITDA

“Adjusted EBITDA” is defined as net income (loss), excluding interest income (expense), net; change in fair value of common stock warrant liabilities; other income, net; provision for income taxes; depreciation and amortization; stock-based compensation expense and related payroll tax expense; and certain other non-cash or non-recurring items impacting net income (loss) from time to time, including, but not limited to impairment charges, loss contingency accruals, gain on litigation settlements, restructuring charges and one-time nonrecurring expenses, as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Our management believes Adjusted EBITDA is useful in evaluating its operating performance and is a similar measure reported by publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects. By providing this non-GAAP measure, we intend to provide investors with an additional tool to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, because all companies may not calculate Adjusted EBITDA in the same manner.

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
The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$26,045	$(16,710)	$(678)	$(52,304)
Interest income (expense), net	(334)	1,712	(447)	5,207
Stock-based compensation	7,433	10,622	16,173	21,170
Change in fair value of warrant liability	(2)	(152)	(11)	(151)
Provision for income taxes	73	114	111	183
Depreciation and amortization	403	745	798	1,372
Gain on extinguishment of debt	—	(15,205)	—	(15,205)
Gain from litigation settlement(1)	(46,000)	—	(46,000)	—
Other income, net	(190)	(11)	(254)	(50)
Adjusted EBITDA	$(12,572)	$(18,885)	$(30,308)	$(39,778)

1) For the three and six months ended June 30, 2024, amount represents certain funds received as part of the settlement with AviaGames.

Segment Results

We have two reportable business segments; the Skillz segment and the Aarki segment. Our corporate operations primarily support Skillz and are included in the results for the Skillz segment. Likewise, Aarki has its own corporate operations, which are included in the Aarki segment.

The change from one to two reportable business segments was effective beginning in the fourth quarter of 2023. To provide comparability between reporting periods, results for the three and six months ended June 30, 2023 have been recast to reflect this change.

We evaluate the performance of our segments based on Segment Revenue and Segment Adjusted EBITDA. Segment Adjusted EBITDA is indicative of operational performance and is monitored by management to evaluate past performance and identify actions required to improve profitability.

The segment measurements provided to, and evaluated by, the CODM are described in Note 15 Segment Reporting to our audited consolidated financial statements included in this Form 10-Q.

Segment Results for the Three Months Ended June 30, 2024 and 2023

The following table provides Segment Revenue and Segment Adjusted EBITDA for each of our segments.

	Three Months Ended June 30,		2024 to 2023 Change
			Increase/(Decrease)
	2024	2023	$	%
Skillz Segment Revenue	$22,738	$36,578	(13,840)	(37.8)%
Aarki Segment Revenue	2,578	3,699	(1,121)	(30.3)%
Elimination	(21)	(111)	90	81.1%
Consolidated Revenue	$25,295	$40,166	(14,871)	(37.0)%

Skillz Segment Adjusted EBITDA	$(10,465)	$(18,073)	7,608	42.1%
Aarki Segment Adjusted EBITDA	(2,107)	(812)	(1,295)	(159.5)%
Total Segment Adjusted EBITDA	$(12,572)	$(18,885)	6,313	33.4%

Skillz Segment Results

Segment Revenue of $22.7 million for the three months ended June 30, 2024 decreased $13.8 million, from $36.6 million in the three months ended June 30, 2023 primarily due to a decrease in player base as monthly active users decreased 24% from 2023.

Segment Adjusted EBITDA loss of $10.5 million for the three months ended June 30, 2024 improved from a loss of $18.1 million in the three months ended June 30, 2023 due to a decrease of $13.8 million in revenue in addition to a decrease of $3.8 million in employee related expenses as a result of headcount, $7.0 million in professional fees, and $10.6 million in marketing related expense.

Aarki Segment Results

Segment Revenue of $2.6 million for the three months ended June 30, 2024 decreased $1.1 million, from $3.7 million in the three months ended June 30, 2023 due to lower demand from customers.

Segment Adjusted EBITDA loss of $2.1 million for the three months ended June 30, 2024 increased from a loss of $0.8 million in the three months ended June 30, 2023 primarily due to a $1.1 million decrease of in revenue.

Segment Results for the Six Months Ended June 30, 2024 and 2023

The following table provides Segment Revenue and Segment Adjusted EBITDA for each of our segments.

	Six Months Ended June 30,		2024 to 2023 Change
			Increase/(Decrease)
	2024	2023	$	%
Skillz Segment Revenue	$45,155	$76,606	(31,451)	(41.1)%
Aarki Segment Revenue	5,443	8,212	(2,769)	(33.7)%
Elimination	(68)	(269)	201	74.7%
Consolidated Revenue	$50,530	$84,549	(34,019)	(40.2)%

Skillz Segment Adjusted EBITDA	$(26,157)	$(37,754)	11,597	30.7%
Aarki Segment Adjusted EBITDA	(4,151)	(2,024)	(2,127)	(105.1)%
Total Segment Adjusted EBITDA	$(30,308)	$(39,778)	9,470	23.8%

Skillz Segment Results

Segment Revenue of $45.2 million for the six months ended June 30, 2024 decreased $31.5 million, from $76.6 million in the three months ended June 30, 2023 primarily due to a decrease in player base as monthly active users decreased 26% from 2023.

Segment Adjusted EBITDA loss of $26.2 million for the six months ended June 30, 2024 improved from a loss of $37.8 million in the six months ended June 30, 2023 due to a decrease of $31.5 million in revenue in addition to a decrease of $10.4 million in employee related expenses as a result of headcount, $4.1 million in professional fees, and $6.3 million in marketing related expense.

Aarki Segment Results

Segment Revenue of $5.4 million for the six months ended June 30, 2024 decreased $2.8 million, from $8.2 million in the six months ended June 30, 2023 due to lower demand from customers.

Segment Adjusted EBITDA loss of $4.2 million for the six months ended June 30, 2024 increased from a loss of $2.0 million in the six months ended June 30, 2023 primarily due to a $2.8 million decrease in revenue.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sales of capital stock. As of June 30, 2024, our principal sources of liquidity were our cash and cash equivalents in the amount of $316.4 million, which are primarily invested in money market funds and marketable securities with maturities of less than three months.

In December 2021, the Company offered $300 million in aggregate principal senior secured notes due 2026 in a private offering. The notes were sold in a private placement to qualified institutional buyers. Annual interest started to accrue from December 20, 2021 at a stated rate of 10.25% and will be payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The notes will mature on December 15, 2026. We used the net proceeds from the offering for general corporate purposes. We may also use the proceeds for potential acquisitions of other companies, products, or technologies that we may identify in the future. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, make certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. After giving effect to the September 1, 2022 and the 2023 open market repurchases of our senior secured notes, as of June 30, 2024, $129.7 million of the senior secured notes remained outstanding. We were in compliance with all covenants applicable to the notes as of June 30, 2024.

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

The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$23,406	$(41,060)
Net cash provided by investing activities	$2,210	$139,758
Net cash used in financing activities	$(11,225)	$(136,179)

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

Net cash provided by operating activities of $23.4 million for the six months ended June 30, 2024 reflects a net loss of $0.7 million including $46.0 million received from the litigation settlement with AviaGames in the second quarter, non-cash expenses of $16.2 million related to stock-based compensation, and net cash inflows of $6.3 million from changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities was $2.2 million for the six months ended June 30, 2024. The net cash provided by investing activities included $1.1 million in proceeds from sales of marketable securities and $2.0 million in proceeds from the settlement of the loan with Big Run, offset by purchases of property and equipment of $0.9 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $11.2 million for six months ended June 30, 2024, consisting primarily of the repurchase of common stock.

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations.

Leases

We have operating lease arrangements for office space, and finance lease agreements for certain network equipment. As of June 30, 2024, we had lease payment obligations of $16.4 million, of which $3.3 million is payable within 12 months.

Long-Term Debt

The Company’s long-term debt consists of the 2021 Senior Secured Notes. The total principal amount of $129.7 million, gross of discount and issuance costs of $4.9 million, is due on December 15, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms.

Based on the evaluation of our disclosure controls and procedures, management has concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with United States Generally Accepted Accounting Policies (“U.S. GAAP”) such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. A material weakness cannot be considered remediated until the newly designed control activities operate for a sufficient period of time and management has concluded, through testing, that the controls are designed and operating effectively.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting during the second quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Refer to Note 10, “Commitments and Contingencies,” in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

The following table provides information about the purchases of our common stock made through the three months ended June 30, 2024:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
April 1, 2024 through	160,857	$6.03	972,767	$44,057,461
May 1, 2024 through	145,065	$6.10	887,863	$43,169,598
June 1, 2024 through	283,799	$6.81	1,939,624	$41,229,975
Total	589,721	$6.44	3,800,254

(a) In August 2023, our Board of Directors approved a share repurchase authorization for up to $65.0 million of our common stock. The share repurchase authorization, which was announced on August 21, 2023, has a term of 12 months and may be suspended or discontinued by our Board of Directors at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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