Form 10-Q
period 2024-09-30
Skillz Inc.
filed 2024-11-08
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

As of November 6, 2024, the registrant had outstanding 14,438,426 shares of Class A common stock and 3,430,063 shares of Class B common stock.

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
•Risks related to economic downturns, political uncertainty (including the results of the 2024 election cycle), and market conditions beyond our control;
•Risk related to the occurrence of a data breach or other failure of our cybersecurity;
•Failure to properly contain a global pandemic in a timely manner and any related impact on how we and our business partners are operating;
•Risks and uncertainty associated with the resolution of our ongoing litigation with Voodoo SAS, Papaya Gaming, and other litigation matters;
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

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SKILLZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except for number of shares and par value per share amounts)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$301,443	$302,028
Restricted cash	10,000	10,000
Accounts receivable, net of allowance for credit losses of $62 and $49 as of September 30, 2024 and December 31, 2023, respectively	5,272	5,942
Prepaid expenses and other current assets	5,103	6,721
Total current assets	321,818	324,691
Property and equipment, net	14,877	14,549
Marketable securities, non-current	—	1,125
Non-marketable equity securities	52,768	52,768
Other non-current assets	723	2,693
Total assets	$390,186	$395,826
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,666	$1,712
Operating lease liabilities, current	1,311	1,364
Other current liabilities	45,556	46,782
Total current liabilities	55,533	49,858
Operating lease liabilities, non-current	9,564	10,573
Common stock warrant liabilities, non-current	—	11
Long-term debt, net of current portion	125,204	123,935
Other non-current liabilities	422	960
Total liabilities	190,723	185,337
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock $0.0001 par value; 31.3 million shares authorized; Class A common stock – 25.0 million shares authorized; 18.6 million and 18.1 million shares issued; 14.4 million and 15.8 million outstanding as of September 30, 2024 and December 31, 2023, respectively; Class B common stock – 6.3 million shares authorized; 3.4 million shares issued and outstanding as of September 30, 2024 and December 31, 2023	1	1
Treasury stock at cost, 4.1 million and 2.3 million as of September 30, 2024 and December 31, 2023, respectively	(23,905)	(13,000)
Additional paid-in capital	1,219,628	1,197,963
Accumulated other comprehensive loss	—	(7)
Accumulated deficit	(996,261)	(974,468)
Total stockholders’ equity	199,463	210,489
Total liabilities and stockholders’ equity	$390,186	$395,826
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except for number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$24,564	$36,427	$75,094	$120,975
Costs and expenses:
Cost of revenue	3,373	3,693	10,171	11,923
Research and development	4,742	7,852	13,638	24,757
Sales and marketing	19,294	31,925	61,138	99,510
General and administrative	18,147	24,389	58,419	78,080
Gain from litigation settlement	—	—	(46,000)	—
Impairment of intangible assets and other charges	—	—	—	455
Total costs and expenses	45,556	67,859	97,366	214,725
Loss from operations	(20,992)	(31,432)	(22,272)	(93,750)
Gain from extinguishment of debt	—	—	—	15,205
Interest income (expense), net	242	(2,279)	688	(7,486)
Change in fair value of common stock warrant liabilities	—	127	11	278
Other income (expense), net	(333)	48	(78)	98
Loss before income taxes	(21,083)	(33,536)	(21,651)	(85,655)
Provision for income taxes	32	9	142	193
Net loss	$(21,115)	$(33,545)	$(21,793)	$(85,848)
Earnings (loss) per share:
Basic and diluted	$(1.20)	$(1.57)	$(1.22)	$(4.05)
Weighted average shares outstanding:
Basic and diluted	17,531,790	21,305,470	17,928,062	21,175,797

Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale investments, net of tax	—	135	7	1,526
Total other comprehensive income (loss)	—	135	7	1,526
Total comprehensive loss	$(21,115)	$(33,410)	$(21,786)	$(84,322)
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except for number of shares)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	21,068,697	$1	—	$—	$1,153,071	$(1,563)	$(873,108)	$278,401
Issuance of common stock upon exercise of stock options and release of restricted stock units	61,124	—	—	—	33	—	—	33
Shares repurchased by the Company and held as treasury stock	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	997	—	997
Stock-based compensation	—	—	—	—	10,548	—	—	10,548
Net loss	—	—	—	—	—	—	(35,593)	(35,593)
Balance at March 31, 2023	21,129,821	$1	—	—	$1,163,652	$(566)	$(908,701)	$254,386
Issuance of common stock upon exercise of stock options and release of restricted stock units	40,271	—	—	—	37	—	—	37
Shares repurchased by the Company and held as treasury stock	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—		394	—	394
Stock-based compensation	—	—	—	—	10,622	—	—	10,622
Net loss	—	—	—	—	—	—	(16,710)	(16,710)
Balance at June 30, 2023	21,170,092	$1	—	—	$1,174,311	$(172)	$(925,411)	$248,729
Issuance of common stock upon exercise of stock options and release of restricted stock units	287,021	—	—	—	(25)	—	—	(25)
Other comprehensive income	—	—	—	—	—	135	—	135
Stock-based compensation	—	—	—	—	12,440	—	—	12,440
Net loss	—	—	—	—	—	—	(33,545)	(33,545)
Balance at September 30, 2023	21,457,113	$1	—	—	$1,186,726	$(37)	$(958,956)	$227,734

Balance at December 31, 2023	19,183,046	$1	2,314,908	$(13,000)	$1,197,963	$(7)	$(974,468)	210,489
Issuance of common stock upon exercise of stock options and release of restricted stock units	64,357	—	—	—		—	—	—
Shares repurchased by the Company and held as treasury stock	(1,209,549)	—	1,209,549	(6,956)	—	—	—	(6,956)
Other comprehensive income	—	—	—	—	—	6	—	6
Stock-based compensation	—	—	—	—	8,740	—	—	8,740
Net loss	—	—	—	—	—	—	(26,723)	(26,723)
Balance at March 31, 2024	18,037,854	$1	3,524,457	(19,956)	$1,206,703	$(1)	$(1,001,191)	$185,556
Issuance of common stock upon exercise of stock options and release of restricted stock units	—	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury stock	(589,721)	—	589,721	(3,814)	—	—	—	(3,814)
Stock issued under employee stock purchase plan	1,195	—	—	—	7	—	—	7
Other comprehensive income	—	—	—	—	—	1	—	1
Stock-based compensation	—	—	—	—	7,433	—	—	7,433
Net Income	—	—	—	—	—	—	26,045	26,045
Balance at June 30, 2024	17,449,328	$1	4,114,178	$(23,770)	$1,214,143	$—	$(975,146)	$215,228
Issuance of common stock upon exercise of stock options and release of restricted stock units	438,452	—	—	—	(1,236)	—	—	(1,236)
Shares repurchased by the Company and held as treasury shares	(19,291)	—	19,291	(135)	—	—	—	(135)
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,721	—	—	6,721
Net Loss	—	—	—	—	—	—	(21,115)	(21,115)
Balance at September 30, 2024	17,868,489	$1	4,133,469	$(23,905)	$1,219,628	$—	$(996,261)	$199,463

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(21,793)	$(85,848)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,188	1,858
Stock-based compensation	22,894	33,610
Gain from extinguishment of debt	—	(15,205)
Accretion of unamortized debt discount and amortization of debt issuance costs	1,269	1,815
Amortization of premium for marketable securities	—	839
Impairment charges	—	455
Change in fair value of common stock warrant liabilities	(11)	(278)
Noncash operating lease costs	—	17
Changes in operating assets and liabilities:
Accounts receivable, net	670	(2,088)
Prepaid expenses and other assets	3,588	(1,883)
Accounts payable	6,954	699
Operating lease liabilities	(1,062)	(1,732)
Other accruals and liabilities	(1,274)	8,255
Net cash provided by (used in) operating activities	12,423	(59,486)
Investing Activities
Purchases of property and equipment, including internal-use software development	(1,317)	(12,081)
Settlement of loan receivable	—	(2,000)
Purchases of marketable securities	(5)	—
Proceeds from sales of marketable securities	1,137	56,599
Proceeds from maturities of marketable securities	—	121,226
Net cash provided by (used in) investing activities	(185)	163,744
Financing Activities
Principal payments on finance leases obligations	(682)	(807)
Payments for extinguishment of debt	—	(135,855)
Repurchase of common stock	(10,905)	—
Payments to cover taxes upon exercise of stock options and issuance of common stock	(1,236)	—
Proceeds from exercise of common stock warrants, net of redemptions	—	46
Net cash used in financing activities	(12,823)	(136,616)
Net change in cash, cash equivalents and restricted cash	(585)	(32,358)
Cash, cash equivalents and restricted cash – beginning of year	312,028	365,436
Cash, cash equivalents and restricted cash – end of period	$311,443	$333,078
Supplemental cash flow data:
Cash paid during the period for:
Interest	$6,726	$12,261
Taxes	$183	$200

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and one subsidiary for which there is an immaterial noncontrolling interest at September 30, 2024. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates, judgements, and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the periods presented. Estimates are used in several areas including, but not limited to, stock-based compensation and valuation of common stock warrants. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying amounts of assets and liabilities. Actual results could differ materially from these estimates.

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

Restricted cash of $10.0 million at September 30, 2024 and December 31, 2023 is primarily associated with the letter of credit for the Company’s former headquarters in San Francisco and cash required to be held by our financial institution.

The following table provides a reconciliation of cash, cash equivalents and restricted cash on the condensed consolidated balance sheet at September 30, 2024 and December 31, 2023 that sum to the total of these items reported in the statements of cash flows:

	September 30,	December 31,
	2024	2023
Cash	$16,694	$14,968
Money market funds	284,749	287,060
Restricted cash	10,000	10,000
Cash, cash equivalents and restricted cash	$311,443	$312,028

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
Accounts Receivable, Net

Accounts receivable, net, represents amounts recorded for programmatic media campaigns, net of an allowance for credit losses from our advertising revenue customers of our Aarki segment. The allowance for credit losses is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when there are specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgements about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The Company’s provision for credit losses were not material in the three and nine months ended September 30, 2024 and 2023. The allowance for credit losses were $62.0 thousand and $49.0 thousand at September 30, 2024 and December 31, 2023, respectively.

The Company had three customers that individually represented 10% or more of total accounts receivables as of September 30, 2024. The individual receivable balance of these customers was between 10% and 19% of the accounts receivable balance. One customer accounted for 12% of the accounts receivable balance as of December 31, 2023.

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

On March 15, 2023, the Company completed the purchase of an office building in Las Vegas, Nevada for $11.5 million, with $10.5 million and $1.0 million allocated to building and land components, respectively. The building is depreciated on a straight-line basis over its estimated useful life of 39 years. The land is not subject to depreciation. The building is being utilized as the Company’s headquarters effective in February 2024.

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

Marketable securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive income (loss) in the condensed consolidated statements of operations and comprehensive loss. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, the Company employs a systematic methodology that considers available quantitative and qualitative evidence. In addition, the Company considers specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other income (expense), net in the condensed consolidated statements of operations and comprehensive loss and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.

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

Advertising and Promotional Expense

Advertising and promotional expenses are included in sales and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and are expensed when incurred. Advertising expenses, excluding marketing promotions related to the Company’s end-user incentive programs, were $4.5 million and $9.7 million for the three months ended September 30, 2024 and 2023, respectively, and $15.0 million and $26.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards based on estimated grant-date fair values recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to awards with performance conditions is recognized over the requisite service period when the performance conditions are probable of being achieved. The compensation expense related to awards with market conditions is recognized on an accelerated attribution basis over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved and is not reversed if the market condition is not satisfied. See Note 12, Stock-Based Compensation, for more information. The Company accounts for forfeitures as they occur. If an employee stock-based award is cancelled without the concurrent grant or offer of a replacement award, the cancellation is treated as a settlement for no consideration and any previously unrecognized compensation cost shall be recognized at the cancellation date. Stock-based awards granted to employees are primarily stock options and restricted stock units.

The Company has primarily granted restricted stock units (“RSUs”), which have a service-based (and in certain circumstances, performance-based) vesting condition over a four-year period, to its employees and members of the Board of Directors since the start of 2021. The Board of Directors determines the fair value of each share of underlying common stock based on the closing price of the Company's common stock on the date of the grant. The Company has also issued equity awards in its subsidiary Aarki, Inc. (“Aarki”), to certain key employees of Aarki. See Note 5, Spin-Off Transaction.

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

Interest Income (Expense), Net

Interest income (expense), net consisted of the following for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest expense	$(3,771)	$(3,801)	$(11,320)	$(17,710)
Interest income	4,013	1,522	12,008	10,224
Interest income (expense), net	$242	$(2,279)	$688	$(7,486)

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
3. Revenue

The following tables present the Company’s revenues, disaggregated by offering, geographical region, and reportable segment for the three and nine months ended September 30, 2024 and 2023. Revenue by geographical region is based on the location where the game developer or advertising customer is headquartered. For more information on revenues presented by reportable segment, see Note 15, Segment Reporting.

	Three Months Ended September 30, 2024
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$20,909	$—	$—	$20,909
Advertising Revenue	—	3,111	(21)	3,090

Other Revenue:
Maintenance Fee Revenue	$565	$—	$—	565
Total Revenue	$21,474	$3,111	$(21)	$24,564

United States	$19,950	$943	$(21)	$20,872
Other Countries	1,524	2,168	—	3,692
Total Revenue	$21,474	$3,111	$(21)	$24,564

	Three Months Ended September 30, 2023
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$32,365	$—	$—	$32,365
Advertising Revenue	—	3,103	(111)	2,992

Other Revenue:
Maintenance Fee Revenue	1,070	—	—	1,070
Total Revenue	$33,435	$3,103	$(111)	$36,427

United States	$31,116	$1,391	$(111)	$32,396
Other Countries	2,319	1,712	—	4,031
Total Revenue	$33,435	$3,103	$(111)	$36,427

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Nine Months Ended September 30, 2024
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$64,841	$—	$—	$64,841
Advertising Revenue	—	8,533	(68)	8,465

Other Revenue:
Maintenance Fee Revenue	$1,788	$—	$—	1,788
Total Revenue	$66,629	$8,533	$(68)	$75,094

United States	$62,829	$2,195	$(68)	$64,956
Other Countries	3,800	6,338	—	10,138
Total Revenue	$66,629	$8,533	$(68)	$75,094

	Nine Months Ended September 30, 2023
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$106,102	$—	$—	$106,102
Advertising Revenue	—	11,492	(336)	11,156

Other Revenue:
Maintenance Fee Revenue	3,717	—	—	3,717
Total Revenue	$109,819	$11,492	$(336)	$120,975

United States	$102,355	$3,171	$(336)	$105,190
Other Countries	7,464	8,321	—	15,785
Total Revenue	$109,819	$11,492	$(336)	$120,975

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

The Company collects entry fees and related charges from end-users on behalf of game developers. This is done via the end-user’s pre-authorized credit card or PayPal account. The Company withholds its portion of revenue share and administrative costs from these entry fees. The balance is then recorded as a reduction to revenue for the amount owed to the game developer. Therefore, the game developer’s ability and intent to pay the amounts withheld by the Company is not subject to significant judgement or collection risk. Certain of Skillz’ larger developer agreements provide the Company with a right to withhold additional amounts from their revenue share. These amounts relate to game-specific sales and marketing costs incurred by the Company, in its sole discretion, to acquire end-users on behalf of the game developer. The amount and timing of such withholding(s) is (are) uncertain and based on the future performance of the respective developer’s games. Such amounts are recorded as part of the monthly settlement process with the game developer. Accordingly, the Company has included these amounts as a reduction to the revenue share paid to game developers.

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

Games provided by two developer partners accounted for 81% of our revenue for each of the three months ended September 30, 2024 and 2023, and 80% of our revenue for each of the nine months ended September 30, 2024 and 2023.

End-User Incentive Programs

To drive traffic to the platform, the Company provides promotions and incentives to end-users in various forms. Evaluating whether a promotion or incentive is a payment to a customer may require significant judgement. Promotions and incentives, which are consideration payable to customers, are recognized as a reduction of revenue at the later of when revenue is recognized or when the Company pays or promises to pay the incentive. Promotions and incentives recorded as sales and marketing expenses are recognized when we incur the related cost.

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

For the three months ending September 30, 2024 and 2023, the Company recognized sales and marketing expense of $10.0 million and $15.5 million, respectively, related to these end-user incentives and for the nine months ending September 30, 2024 and 2023, the Company recognized sales and marketing expense of $28.4 million and $48.1, respectively, related to these end-user incentive.

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

Maintenance Fee Revenue

When a player becomes inactive on the platform by not participating in a tournament for six consecutive months, the Company will impose a monthly maintenance fee. This fee is charged to the player and recognized as revenue by the Company beginning from the first month of inactivity.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
4. Balance Sheet Components

Note Receivable

Note receivable included in other long-term assets on the condensed consolidated balance sheets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Note receivable	$—	$2,000

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

For the nine months ended September 30, 2024, the Company recognized $0.1 million of interest income related to this Credit Agreement.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Credit card processing reserve	$1,000	$1,000
Prepaid expenses	3,658	4,364
Other current assets	445	1,357
Prepaid expenses and other current assets	$5,103	$6,721

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

Property and Equipment, net

Property and equipment consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Land	$980	$980
Building	12,590	10,541
Capitalized internal-use software	9,128	9,113
Computer equipment and servers	1,825	1,410
Furniture and fixtures	363	278
Leasehold improvements	122	117
Construction in progress	687	1,745
Total property and equipment	25,695	24,184
Accumulated depreciation and amortization	(10,818)	(9,635)
Property and equipment, net	$14,877	$14,549

Property and equipment, net and operating lease right-of-use assets by geography was as follows:

	September 30,	December 31,
	2024	2023
United States	$14,522	$14,186
Other countries	355	363
Total	$14,877	$14,549

Other Current Liabilities

Other current liabilities consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Accrued sales and marketing expenses	$1,386	$2,275
Accrued compensation	3,436	2,070
Accrued publisher fees	3,101	3,607
End-user liability, net	5,452	6,590
Accrued developer revenue share	1,050	1,086
Short-term lease obligations	633	831
Accrued legal expenses	3,140	7,949
Accrued interest expenses	3,877	554
Indirect tax liabilities	13,709	11,206
Accrued operating expenses	9,120	9,715
Other	652	899
Other current liabilities	$45,556	$46,782

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
5. Spin-Off Transaction

On August 31, 2023, in order to more directly incentivize the key employees of Aarki, a subsidiary of the Company, the Company made the determination to allow certain key employees of Aarki to receive equity awards in Aarki. On a fully diluted basis, the awards represent approximately 20% of the ownership of Aarki. On March 12, 2024, the Company authorized the issuance of equity awards in Aarki, and awards were issued in March 2024. As of September 30, 2024, vested awards constituted an immaterial non-controlling interest in Aarki. Previously issued Skillz equity awards have been surrendered by the Aarki employees.

In connection with the spin-off transaction, the Company provided Aarki $5.0 million to fund its operations in exchange for Series A Preferred Stock of Aarki. The funding transaction was eliminated in consolidation and was used as working capital to the business.

Aarki is designated as an unrestricted subsidiary under the indenture governing the Company’s 10.25% Secured Notes due 2026.

6. Fair Value Measurements

As of September 30, 2024 and December 31, 2023, the recorded values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.

Cash and money market funds are classified within Level 1 of the fair value hierarchy. Highly liquid investments such as commercial papers and corporate bonds are classified within Level 2 of the fair value hierarchy.

Assets measured at fair value on a recurring basis consisted of the following as of September 30, 2024 and December 31, 2023:

	Fair Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$284,749	$—	$—	$284,749
Available-for-sale investments
Asset-backed securities	$—	$—	$—	—
Total assets	$284,749	$—	$—	$284,749

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$287,060	$—	$—	$287,060
Available-for-sale investments
Asset-backed securities	—	1,125	—	1,125
Total assets	$287,060	$1,125	$—	$288,185

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

7. Investments

Investment Components

Investments consisted of the following as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset-backed securities	$—	$—	$—	$—	$—	$—	$—
Money market funds	284,749	—	—	284,749	284,749	—	—
Total investments	$284,749	$—	$—	$284,749	$284,749	$—	$—

	As of December 31, 2023
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset-backed securities	$1,132	$—	$(7)	$1,125	$—	$—	$1,125
Money market funds	287,060	—	—	287,060	287,060	—	—
Total investments	$288,192	$—	$(7)	$288,185	$287,060	$—	$1,125
Non-marketable equity securities are investments in privately held companies without readily determinable fair values. We have accounted for these investments using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded as its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. The carrying value of the Company’s investments without readily determinable fair values was $52.8 million as of September 30, 2024 and December 31, 2023, and was classified within “Non-marketable equity securities” in the condensed consolidated balance sheets.

The Company did not record any other adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative and did not recognize any gains or losses related to the sale of non-marketable equity securities in the nine months ended September 30, 2024 and 2023.

Unrealized Losses on Marketable Securities

Marketable securities with continuous unrealized losses for less than 12 months and 12 months or more and their related fair values were not material as of September 30, 2024 and December 31, 2023.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
8. Long-Term Debt

Long-term debt consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
2021 Senior Secured Notes, non-current	$129,671	$129,671
Unamortized discount and issuance costs	(4,467)	(5,736)
Long-term debt, non-current	$125,204	$123,935

2021 Senior Secured Notes

On December 20, 2021, the Company entered into $300 million of 10.25% secured notes in a private placement to certain institutional buyers. The secured notes are guaranteed by the Company’s domestic restricted subsidiaries. The interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. At issuance, the effective interest rate on the notes was 12.14%. The notes will mature on December 15, 2026 unless repurchased or redeemed earlier. On September 1, 2022, the Company repurchased $10.5 million of the principal amount of the 2021 Senior Secured Notes at 69.5% for $7.3 million plus accrued interest of $0.2 million. This resulted in a gain on extinguishment of debt of $2.6 million as the notes were redeemed for total consideration below par value of the notes as well as the write-off of unamortized debt issuance costs and discounts. On April 13, 2023, the Company repurchased approximately $159.8 million of its senior secured notes. In connection with the repurchase, the Company’s recognized a gain on extinguishment of $15.2 million on the condensed consolidated statements of operations. The gain primarily reflected the payment discounts as the notes were redeemed for total consideration below the par value of the notes as well as the write-off of unamortized debt issuance costs and discounts. After giving effect to the 2022 and the 2023 open market repurchases, as of September 30, 2024, $129.7 million of the senior secured notes remained outstanding and the effective interest rate is 12.09%. The secured notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with the Company’s affiliates, as well as certain other financial covenants. The Company was in compliance with all covenants as of September 30, 2024.

In accounting for the senior secured notes, unamortized discount and issuance costs were deducted from the carrying value in the condensed consolidated balance sheets. Issuance costs will be recognized as interest expense over the five-year term of the senior secured notes. The senior secured notes are classified as Level 2 financial instruments, and the fair value of the notes is presented for disclosure purposes only. The Company determined the fair value of the notes to be $121.6 million as of September 30, 2024 based on secondary market quotes.

Amortization of debt issuance costs and accretion of debt discounts included in interest expense totaled $1.3 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table outlines maturities of the principal related to the Company’s long-term debt as of September 30, 2024:

Amount
2023	$—
2024	—
2025	—
2026	129,671
Total	$129,671

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
9. Litigation

Skillz v. AviaGames
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

During the second quarter of 2024, the Company and Big Run collectively received $50.0 million from AviaGames pursuant to the settlement agreement. Of the $50.0 million received, Skillz received $48.0 million, $2.0 million of which was for settlement of the amount outstanding under the Loan and Security Agreement with Big Run. Of the $4.0 million allocated to Big Run under the Side Letter Agreement, Big Run received $2.0 million net of the settlement of the Loan and Security Agreement. Beginning in March of 2025, AviaGames is required to pay Skillz an additional $7.5 million annually over a four-year period as royalty payments for AviaGames’ license of the ‘564 patent and its patent family. No portion of these payments are due to Big Run.

For the nine months ended September 30, 2024, the Company recorded a gain from the Litigation Settlement totaling $46.0 million consisting of the net settlement payment of $48.0 million, less the $2.0 million received for settlement of the Loan and Security Agreement. The Company will record the $7.5 million payments to be received in March 2025, 2026, 2027 and 2028 as a gain upon receipt of each payment.

Skillz vs. Voodoo SAS et. al.
On July 1, 2024, the Company filed suit against Voodoo SAS and two affiliate entities, Esport Newco SAS and Esport Newco US Corp. (collectively, "Voodoo") in the United States District Court for the Southern District of New York. The Company asserts that Voodoo uses computer algorithms or “bots” to fix the outcome of tournaments in favor of Voodoo in violation of the Lanham Act's prohibition of false advertising and New York's General Business Law § 349 by advertising its mobile games as "fair," "skill-based," and for "real players only". On August 22, 2024, the Company brought a motion for a preliminary injunction and expedited discovery, and on September 18, 2024, Voodoo moved to dismiss the complaint or, in the alternative, to strike certain allegations. The Company’s and Voodoo’s motions were both mooted when the Company amended its complaint on October 2, 2024. On October 8, 2024, the Company renewed its motion for a preliminary injunction and expedited discovery based on the amended complaint, and Voodoo moved to dismiss the amended complaint on October 16, 2024. The Company expects the preliminary discovery motion and motion to dismiss will both be briefed in November 2024.

Hanna v. Paradise, et al
In March 2024, an alleged stockholder filed a putative derivative complaint, Hanna v. Paradise, et al., in the Delaware Court of Chancery, purportedly on behalf of the Company against certain of the Company’s current and former officers, directors, and certain stockholders. The complaint alleges breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and unjust enrichment arising out of the Company’s March 2021 underwritten public offering. The complaint asserts that certain of the director and officer defendants breached fiduciary duties to the Company by allegedly inappropriately selling stock as part of the public offering; that the stockholder defendants aided and abetted these alleged breaches of fiduciary duties; and that all defendants were unjustly enriched by their sales in the public offering. The complaint seeks unspecified damages and restitution for the Company from the defendants and the payment of costs and attorneys’ fees. Defendants moved to dismiss the complaint on June 6, 2024. Plaintiffs responded by voluntarily dismissing 55 of the stockholder defendants but opposing

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
the motion as to all remaining defendants, including the directors and officers. Briefing on the motion to dismiss was complete by the end of August 2024. The Court has scheduled oral argument on the motion to dismiss for January 7, 2025.

Skillz vs. Papaya Gaming, Inc.
In March 2024, Skillz sued Papaya Gaming, Ltd. and Papaya Gaming, Inc. (collectively, “Papaya”) in the United States District Court for the Southern District of New York The Company asserts that Papaya uses computer algorithms or “bots” to fix the outcome of tournaments in favor of Papaya in violation of the Lanham Act's prohibition of false advertising and New York's General Business Law § 349 by advertising its mobile games as "fair," "skill-based," and for "real players only". In June 2024, the Court denied Papaya's motion to dismiss Skillz’s Complaint in its entirety. In August 2024, Papaya asserted counterclaims against the Company alleging that Company also engaged in false advertising and unfair business practices for purportedly allowing bots in games on the Company’s Skillz platform, defamation for the Company’s involvement in a non-profit organization that collected and published data related to customer complaints to state attorney generals related to Papaya’s and other companies’ alleged fraudulent bot use, and trademark and copyright infringement of design elements of certain games, among other things. The case is proceeding through discovery. The Company has moved to dismiss Papaya's counterclaims in their entirety, and that motion will be fully briefed in November 2024.

10. Commitments and Contingencies

Legal Matters

The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course and conduct of its business and has certain unresolved claims pending, the outcomes of which are not determinable at this time. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters, other than as disclosed herein, is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of September 30, 2024. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, except as set forth herein, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss. The Company records legal fee expenses associated with such matters when the relevant services are provided.

On May 15, 2019, a former employee of the Company filed a suit against the Company in the San Francisco Superior Court in California for claims including breach of contract, retaliation and wrongful termination. The case was tried in August and September 2021. The jury found in favor of the former employee and rendered a verdict against the Company for $11.6 million in compensatory damages, and the Company recorded a loss contingency accrual of $7.1 million and corresponding general and administrative expenses in such amount in the third quarter of 2021. In April 2022, the judge in the case determined, in light of the Company’s post-verdict motions, that the instructions given to the jury at trial were defective. Accordingly, the judge ordered a new trial on damages or, alternatively, permitted the plaintiff to accept a reduced verdict in the amount of $4.4 million, which the plaintiff subsequently levied from the Company’s bank account. On May 25, 2022, the Company filed an appeal from the judgement seeking, in part, entry of judgement in the Company’s favor notwithstanding the verdict. The plaintiff accepted the reduced verdict, and filed an appeal from the judgement on June 7, 2022, seeking in part, to reinstate the jury’s original verdict (or an award less than the original verdict but greater than $4.4 million final judgement) and challenge the trial court’s conclusion that stock options are not “wages,” which was the basis for dismissing his wrongful termination and retaliation claims. Skillz filed its response and reply brief on July 7, 2023. On April 8, 2024, the Court of Appeals issued its decision, affirming the judgement of $4.4 million but adding an additional $2.3 million for a total award of $6.7 million. The Court of Appeals also affirmed the dismissal of the wrongful termination and retaliation claims, holding that stock options are not wages. The Court of Appeal’s decision became final, non-appealable and enforceable on May 20, 2024. The parties reached an agreement on payment details of the outstanding $2.3 million judgement balance in July 2024, which the Company paid in the quarter ending September 30 2024. The parties have sought court intervention to assist in determining the disputed amount of post-judgement interest.

Indirect Taxes

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The Company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions. The Company has indirect tax liabilities (which includes estimated interest and penalties) totaling $13.7 million and $11.2 million as of September 30, 2024 and December 31, 2023, respectively, associated with indirect taxes based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. The Company’s application of the revenue code for indirect taxes in certain jurisdictions, including those within the United States, may be challenged by taxing authorities in those jurisdictions. Any associated assessments may result in additional tax liabilities. The Company does not currently anticipate that any such assessments will result in a material increase in the liabilities. See Note 2, Summary of Significant Accounting Policies.

11. Share Repurchase Program

On August 18, 2023, the Board of Directors authorized a share repurchase program (the "Share Repurchase Program”) pursuant to which the Company was authorized to repurchase, until the program’s expiration on August 14, 2024, shares of the Company’s Class A common stock up to an aggregate purchase price of $65.0 million. Such purchases were authorized to be made on the New York Stock Exchange or any other national securities exchange on which the common stock was then traded. The Share Repurchase Plan was pursuant to a plan pursuant to Rule 10b5-1 promulgated under the Exchange Act and/or pursuant to accelerated share repurchase arrangements, tender offers, privately negotiated transactions or otherwise.

Prior to its expiration, in the nine months ended September 30, 2024, the Company repurchased 1.8 million shares at a weighted average price of $5.99 per share for an aggregate value of $10.8 million. For the year ended December 31, 2023, the Company repurchased 2.3 million shares under the Share Repurchase Program at a weighted average price of $5.62 per share for an aggregate value of $13.0 million.

12. Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$4	$—	$7	$—
Research and development	322	1,415	651	3,581
Sales and marketing	1,086	2,482	4,885	6,478
General and administrative	5,309	8,543	17,351	23,551
Total stock-based compensation expense	$6,721	$12,440	$22,894	$33,610

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Stock Options and Restricted Stock Units

Stock option and RSU activity during the nine months ended September 30, 2024 is as follows (in thousands, except for share, per share, and contractual term data):

		Options Outstanding				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2023	2,152,407	701,833	$303.73	6.95	$91	2,497,773	$14.93
Additional shares authorized	903,395	—	—
Granted	(441,713)	—	—			441,713	6.23
Exercised/Vested	—	(1,787)	1.28			(501,022)	13.67
Cancelled/Forfeited/Expired	717,177	(18,317)	9.07			(698,860)	14.23
Balance at September 30, 2024	3,331,266	681,729	$312.44	6.21	$36	1,739,604	$13.32

Exercisable at December 31, 2023		98,469	$9.52	4.56	$90
Exercisable at September 30, 2024		81,672	10.30	4.26	36
Unvested at December 31, 2023		603,364	351.75	6.95	1
Unvested at September 30, 2024		600,057	353.57	6.21	—

The number of RSUs granted and outstanding does not include 1.0 million performance-based RSUs which the Company issued as of September 30, 2024, as the performance-based RSUs are not deemed granted for accounting purposes because the performance-based RSUs are subjected to performance criteria established annually by the Company’s Board at the recommendation of its Compensation Committee. Additionally, the stock option and RSU activity presented in the table above does not include activity related to the 2022 CEO Restricted Stock Unit and Performance Award and 2021 CEO Performance Award and Founders’ Option Agreements, described below.

As of September 30, 2024, unrecognized stock-based compensation expense related to unvested stock options, restricted common stock, RSUs, performance-based RSUs and performance stock units was $32.5 million. Restricted stock generally vests over periods of one to eight years. The weighted-average period over which such compensation expense will be recognized is 2 years.

The aggregate intrinsic value of options exercised was not material during the three months ended and nine months ended September 30, 2024 and 2023. No options were granted during the three months ended and nine months ended September 30, 2024 and 2023.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
2022 CEO Restricted Stock Unit and Performance Award

The Company granted the Company’s Chief Executive Officer (“CEO”) a restricted stock unit award covering shares of the Class A common stock with a grant date value equal to $25.9 million, comprised of 1.4 million restricted stock units. Such grant vests 25% on the first anniversary of January 1, 2023 and the remainder vests in 12 substantially equal quarterly installments, in each case subject to continuous service with the Company through each applicable vesting date, provided that the grant vests in full if the CEO is terminated without cause following a change of control of the Company. During the three and nine months ended September 30, 2024, the Company recognized $0.9 million and $2.8 million, respectively, in compensation expense related to this grant. As of September 30, 2024, the unrecognized stock-based compensation cost related to the non-vested CEO restricted stock unit award was $7.9 million. The Company expects this cost to be recognized over a remaining weighted-average period of approximately 2.96 years.

In 2022, the Company issued to the CEO a performance stock unit award covering shares of the Class A common stock with a fair value of $8.6 million as of the issuance date, comprised of 0.5 million performance stock units. Such award vests over four one-year periods, in each case subject to continuous service with the Company through each applicable vesting date and the attainment of certain corporate performance goals that commenced in the year ending December 31, 2023 as set annually by the Compensation Committee of the Company’s Board of Directors. The performance goals for the year-ending December 31, 2023 was not achieved and, as such, the related performance units were forfeited. As of September 30, 2024, the performance goals for the award for the year-ending December 31, 2024 were not considered probable, therefore no compensation expense was recognized for the three or nine months ending September 30, 2024. The awards for the years ending December 31, 2025 and 2026 were not considered granted for accounting purposes as the Company had not established the performance conditions for this award.

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

The $93.4 million grant date fair value of the Founders’ Options was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The significant inputs to the valuation included the Class A stock price and the risk-free interest rate as of the grant date, as well as the estimated volatility of the Class A common stock. For the three and nine months ended September 30, 2024 , the Company recognized $4.9 million and $14.6 million, respectively, in compensation expense related to these grants. As of September 30, 2024, the unrecognized stock-based compensation cost related to the Option Agreements was $19.7 million, which is expected to be recognized over the remaining weighted-average vesting period of 1.12 years.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Employee Stock Purchase Plan

In June 2021, the Company commenced its first offering period under the Skillz, Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan), which assists employees in acquiring a stock ownership interest in the Company and encourages them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25.0 thousand worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The total Employee Stock Purchase plan expense for the three and nine months ended September 30, 2024 and 2023 were not material.

13. Income Taxes

The Company’s provision for income taxes was $32.0 thousand and $9.0 thousand for the three months ended September 30, 2024 and 2023, respectively. This represents an effective tax rate of (0.15)% and (0.03)% for both periods. The Company's provision for income taxes was $142.0 thousand and $193.0 thousand to continuing operations for the nine months ended September 30, 2024 and 2023, respectively. This represents an effective tax rate for the respective periods of (0.66)% and (0.23)%. The Company has historically been in an overall loss position and is only subject to foreign and state taxes. The Company maintains a full valuation allowance for all of its net deferred tax assets. The September 30, 2024 effective tax rate differs from the federal statutory rate due to the change in need for valuation allowance, as well as due to foreign and state taxes.

14. Related-Party Transactions

With the exception of Executive grants as discussed in Note 12, Stock-Based Compensation, the Company did not have any material related party transactions in the three and nine months ended September 30, 2024 and 2023.

15. Segment Reporting

In connection with the spin-off of Aarki in the the third quarter of the year ending December 31, 2023, an Aarki Board of Directors was established. Management of the Company currently holds two of the three currently-occupied Board seats of Aarki. The Company’s Chief Executive Officer (the Company’s CODM) holds one of those two seats. The Company’s CODM received discrete Aarki financial information on a regular basis for purposes of evaluating its operating performance and allocating resources. Effective in the fourth quarter 2023, Aarki met the definition of an operating segment as defined in ASC 280, Segment Reporting (“ASC 280”): (a) it is engaged in business activities from which it recognizes revenue and incurs expenses; (b) its operating results are regularly reviewed by the Company’s CODM; and (c) its discrete financial information is available. This resulted in the establishment of two operating segments – Skillz and Aarki. The Company’s Skillz operating segment meets the quantitative thresholds for a reportable segment under ASC 280. Therefore, since the fourth quarter of 2023, the Company presents financial information under ASC 280 for two reportable segments.

In accordance with ASC 280, Segment Reporting, in the event of a change in the structure of a company’s organization that causes the composition of its reportable segments to change, the corresponding information for earlier periods is to be restated. The disclosures below reflect the change in the Company’s reportable segments (from one segment to two segments) for the three and nine months ended September 30, 2024 and 2023.

A description of the Company’s two reportable segments, including products and services, is as follows.

Skillz

Skillz is a leading eSports gaming platform. Its platform enables game developers to monetize their content through multi-player competition. By utilizing Skillz’ monetization services, developers can enhance their end-user experiences by enabling them to compete in head-to-head matches, live tournaments, leagues, and charity events while also increasing player retention

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
through referral bonus programs, loyalty perks, on-system achievements, and rewards / prizes. Skillz provides its monetization services to developers via a downloadable SDK. The SDK integrates with developers’ existing games. Monetization services include end-user registration, player matching, fraud & fair play monitoring, and settlement for player billings and payouts. Skillz is headquartered in Las Vegas, NV with offices in San Francisco and Bangalore, India.

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The following tables provide summarized information about the Company’s operations by reportable segment and a reconciliation of Segment Adjusted EBITDA to Net loss in the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Skillz Segment	$21,474	$33,435	$66,629	$109,819
Aarki Segment	3,111	3,103	8,533	11,492
Elimination	(21)	(111)	(68)	(336)
Total Revenue	$24,564	$36,427	$75,094	$120,975

Segment Adjusted EBITDA
Skillz Segment	$(12,261)	$(16,822)	$(38,256)	$(54,116)
Aarki Segment	(1,621)	(1,684)	(5,934)	(3,711)
Total Segment Adjusted EBITDA	$(13,882)	$(18,506)	$(44,190)	$(57,827)

Items to reconcile Segment Adjusted EBITDA to Net loss:
Interest income (expense), net	$242	$(2,279)	$688	$(7,486)
Stock-based compensation	(6,721)	(12,440)	(22,894)	(33,610)
Change in fair value of warrant liability	—	127	11	278
Provision for income taxes	(32)	(9)	(142)	(193)
Depreciation and amortization	(389)	(486)	(1,188)	(1,858)
Gain on extinguishment of debt	—	—	—	15,205
Gain from litigation settlement	—	—	46,000	—
Other income, net	(333)	48	(78)	98
Impairment charges	—	—	—	(455)
Net loss	$(21,115)	$(33,545)	$(21,793)	$(85,848)

16. Loss Per Share

The Company computes net loss per share of the Class A common stock and Class B common stock using the two-class method required for participating securities. Basic and diluted net loss per share are the same for each class of common stock because they are entitled to the same liquidation and dividend rights. The effect of potentially dilutive common shares is reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net loss per Class A common stock and Class B common stock (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net (loss)	$(21,115)	$(33,545)	$(21,793)	$(85,848)
Denominator:
Weighted average shares outstanding - basic and diluted	17,531,790	21,305,470	17,928,062	21,175,797
Net loss per share, basic and diluted	$(1.20)	$(1.57)	$(1.22)	$(4.05)

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands).

	As of September 30,
	2024	2023
Common stock warrants	226,786	226,786
Common stock options	673,421	705,315
Performance stock units	1,001,476	649,722
Restricted stock units	128,058	2,687,766
Total	2,029,741	4,269,589

17. Subsequent Events

For the purpose of the financial statements as of September 30, 2024, the Company evaluated subsequent events for recognition and measurement purposes through November 8, 2024, the date on which the financial statements were issued. Except as described elsewhere in these financial statements, the Company has concluded that no events or transactions have occurred that require disclosure.

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

Skillz was founded in 2012 by Andrew Paradise and Casey Chafkin with the vision to make eSports accessible to everyone possible. For the nine months ended September 30, 2024, the platform had over 0.8 million monthly active users (“MAUs”) and hosts an average of over 1.1 million daily tournaments, including 0.4 million paid entry daily tournaments, offering over $43.5 million in prizes each month.

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

Historically, our top games and related developers have accounted for a substantial portion of our revenue earned from the Skillz platform. For the three months ended September 30, 2024 and 2023, The top two developers accounted for 81% of our revenue each year. For the nine months ended September 30, 2024 and 2023, the top two developers accounted for 80% of our revenue in each year. We expect that our top titles will rotate over time as more games generate success on the Skillz platform.

The following supplemental financial information table summarizes key operating metrics for the three and nine months ended September 30, 2024 and 2023. These metrics are utilized by management and the Board to evaluate the operating performance of the Company and are key factors that directly impact the Company’s revenue, costs and liquidity. Accordingly, we believe that they provide helpful supplemental information to investors in evaluating our operating results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross marketplace volume (“GMV”) (000s)(1)	$158,238	$241,146	$481,169	$774,007
Paying monthly active users (“PMAUs”) (000s)(2)	121	168	121	193
Monthly active users (“MAUs”) (000s)(3)	845	1,038	837	1,094
Average GMV per paying monthly active user(4)	$435.9	$478.8	$441.8	$446.2
Average GMV per monthly active user(5)	$62.4	$77.5	$63.9	$78.6
Average revenue per paying monthly active user (“ARPPU”)(6)	$67.6	$72.3	$68.9	$69.9
Average revenue per monthly active user (“ARPU”)(7)	$9.7	$11.7	$10.0	$12.3
Paying MAU to MAU ratio	14%	16%	14%	18%
Average end-user incentives, included as sales and marketing expense, per paying active user(8)	$28.04	$33.57	$27.08	$29.76
Average end-user incentives, included as sales and marketing expense, per playing active user(9)	$4.01	$5.43	$3.91	$5.24

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

The following table summarizes additional components of GMV, including average GMV per active user and average GMV per paying active user for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
As a percentage of GMV(%)
Prior winnings (1)	82%	81%	81%	81%
Cash deposits (2)	12%	12%	13%	12%
End-user incentives (3)	6%	7%	6%	7%
As components of average GMV per paying monthly active user ($)
Prior winnings	$356.5	$389.7	$359.9	$361.6
Cash deposits	$51.1	$53.2	$55.4	$52.1
End-user incentives	$32.2	$35.9	$30.2	$32.4
As components of average GMV per monthly active user ($)
Prior winnings	$51.0	$63.0	$52.0	$63.7
Cash deposits	$7.3	$8.6	$8.0	$9.2
End-user incentives	$4.6	$5.8	$4.4	$5.7

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

Prizes include cash, Bonus Cash, physical merchandise and items sponsored by third-parties. Prizes for the three and nine months ended September 30, 2024 consisted of approximately 17% Cash, 83% Bonus Cash, 16% Cash, and 84% Bonus Cash. Prizes for the three and nine months ended September 30, 2023, consisted of approximately 9% Cash, 91% Bonus Cash, 8% Cash, and 92% Bonus Cash. Physical merchandise and items sponsored by third-parties were de minimis for the periods presented.

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
•Our unit economics — Our proprietary and highly scalable software platform produces revenue at a low direct cost (i.e. direct software and server costs), contributing to our gross margins. Once acquired, each user cohort contributes to revenue over its life. A cohort is all the users acquired in the period presented. A user is considered part of a cohort based on the first time they make a deposit and enter a paid tournament. Once a user is considered part of a cohort, they are always counted in that cohort.

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

General and Administrative

General and administrative expenses consist of personnel-related expenses for our corporate, executive, legal, finance, human resources and other administrative functions, expenses for outside professional services, and an allocation for rent, maintenance and utilities costs which are allocated according to headcount. Personnel related expenses consist of salaries, benefits, and stock-based compensation. General and administrative expenses also include expenses related to a loss contingency accrual (for pending legal matters).

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

Comparison for the three months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		2024 to 2023 Change
	2024	2023	Increase/(Decrease)
			Amount	Percentage
Revenue	$24,564	$36,427	$(11,863)	(33)%
Costs and expenses:
Cost of revenue	3,373	3,693	(320)	(9)%
Research and development	4,742	7,852	(3,110)	(40)%
Sales and marketing	19,294	31,925	(12,631)	(40)%
General and administrative	18,147	24,389	(6,242)	(26)%
Total costs and expenses	45,556	67,859	(22,303)	(33)%
Loss from operations	(20,992)	(31,432)	10,440	(33)%
Interest income (expense), net	242	(2,279)	2,521	(111)%
Change in fair value of common stock warrant liabilities	—	127	(127)	(100)%
Other income (expense), net	(333)	48	(381)	(794)%
Loss before income taxes	(21,083)	(33,536)	12,453	(37)%
Provision for income taxes	32	9	23	256%
Net loss	$(21,115)	$(33,545)	$12,430	(37)%

Revenue

Revenue decreased by $11.9 million, or 33%, to $24.6 million in the three months ended September 30, 2024 from $36.4 million in the three months ended September 30, 2023. The decrease was primarily driven by a decrease in the Company’s player base as our monthly active users decreased 19% from 2023. This decrease reflects the decrease of our UA marketing and engagement marketing spend by 43% and 40%, respectively. The reduction in user acquisition and engagement marketing spend was driven to prioritize profitability over revenue growth. The Company has continued to intentionally reduce spend in order to achieve better user acquisition efficiency and eliminate lower-return engagement marketing programs.

Cost of Revenue

Cost of revenue decreased by $0.3 million, or 9%, to $3.4 million for the three months ended September 30, 2024 from $3.7 million in the three months ended September 30, 2023. The decrease in cost of revenue was primarily driven by a reduction in payment processing and customer support personnel costs.

Research and Development

Research and development costs decreased by $3.1 million, or 40%, to $4.7 million in the three months ended September 30, 2024 from $7.9 million in the three months ended September 30, 2023. This was primarily driven by a $2.3 million reduction in employee related costs such as salaries and bonuses as a result of lower headcount. Additionally, software expense decreased by $0.1 million and professional fees increased by $0.5 million.

Sales and Marketing

Sales and marketing costs decreased by $12.6 million, or 40%, to $19.3 million in the three months ended September 30, 2024 from $31.9 million in the three months ended September 30, 2023. This was primarily driven by 43% and 40% decreases in UA and engagement marketing spend, respectively. This intentional decrease was driven by the strategic decision to prioritize profitability over revenue growth. UA marketing and engagement marketing decreased by $3.2 million and $6.7 million, respectively. Additionally, employee related costs decreased by $1.9 million as a result of lower headcount.

General and Administrative

General and administrative costs decreased by $6.2 million, or 26%, to $18.1 million in the three months ended September 30, 2024 from $24.4 million in the three months ended September 30, 2023. This was primarily driven by a $3.5 million decrease in legal fees as the Company is no longer actively in litigation with AviaGames and reached a settlement in the second quarter of 2024. Additionally, temporary staffing decreased by $1.1 million as we continue to reduce our reliance on contractors. Employee related costs decreased $4.0 million related to equity forfeitures from the resignation of our General Counsel and President and CFO in 2024.

Interest income (expense), net

Interest income was $0.2 million for the three months ended September 30, 2024 compared to interest expense of $2.3 million for the three months ended September 30, 2023. The decrease of $2.5 million in interest expense was primarily driven by the repurchase of debt in the second quarter of 2023.

Provision for income taxes

Provision for income taxes increased by $23.0 thousand to $32.0 thousand in the three months ended September 30, 2024, from $9.0 thousand in the three months ended September 30, 2023. The decrease was primarily driven by change in need for a valuation allowance, a decrease in foreign activities, and a reduction in expected state tax liabilities.
Results of Operations

Comparison for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,		2024 to 2023 Change
	2024	2023	Increase/(Decrease)
			Amount	Percentage
Revenue	$75,094	$120,975	$(45,881)	(38)%
Costs and expenses:
Cost of revenue	10,171	11,923	(1,752)	(15)%
Research and development	13,638	24,757	(11,119)	(45)%
Sales and marketing	61,138	99,510	(38,372)	(39)%
General and administrative	58,419	78,080	(19,661)	(25)%
Gain from litigation settlement	(46,000)	—	(46,000)	—%
Impairment of intangible assets and other charges	—	455	(455)	(100)%
Total costs and expenses	97,366	214,725	(117,359)	(55)%
Loss from operations	(22,272)	(93,750)	71,478	(76)%
Gain from extinguishment of debt	—	15,205	(15,205)	(100)%
Interest income (expense), net	688	(7,486)	8,174	(109)%
Change in fair value of common stock warrant liabilities	11	278	(267)	(96)%
Other income (expense), net	(78)	98	(176)	(180)%
Loss before income taxes	(21,651)	(85,655)	64,004	(75)%
Provision for income taxes	142	193	(51)	(26)%
Net loss	$(21,793)	$(85,848)	$64,055	(75)%

Revenue

Revenue decreased by $45.9 million, or 38%, to $75.1 million in the nine months ended September 30, 2024 from $121.0 million in the nine months ended September 30, 2023. The decrease was primarily driven by a decrease in the Company’s player base as our monthly active users decreased 23% from 2023. This decrease reflects the decrease of our UA marketing and engagement marketing spend by 41% and 43%, respectively. The reduction in user acquisition and engagement marketing spend was driven to prioritize profitability over revenue growth. The Company has continued to intentionally reduce spend in order to achieve better user acquisition efficiency and eliminate lower-return engagement marketing programs.

Cost of Revenue

Cost of revenue decreased by $1.8 million, or 15%, to $10.2 million for the nine months ended September 30, 2024 from $11.9 million in the nine months ended September 30, 2023. The decrease in cost of revenue was primarily driven by a reduction in server costs, payment processing costs, and reductions in customer support personnel costs.

Research and Development

Research and development costs decreased by $11.1 million, or 45%, to $13.6 million in the nine months ended September 30, 2024 from $24.8 million in the nine months ended September 30, 2023. The decrease was primarily driven by a $8.9 million reduction in employee related costs such as salaries and bonuses as a result of lower headcount. Additionally, software expense decreased by $0.6 million.

Sales and Marketing

Sales and marketing costs decreased by $38.4 million, or 39%, to $61.1 million in the nine months ended September 30, 2024 from $99.5 million in the nine months ended September 30, 2023. The decrease was primarily driven by 41% and 43% decreases in UA and engagement marketing spend, respectively. This intentional decrease was driven by the strategic decision to prioritize profitability over revenue growth. UA marketing and engagement marketing decreased by $9.6 million and $22.1 million, respectively. Additionally, employee related costs and professional fees decreased by $4.2 million and $1.6 million, respectively.

General and Administrative

General and administrative costs decreased by $19.7 million, or 25%, to $58.4 million in the nine months ended September 30, 2024 from $78.1 million in the nine months ended September 30, 2023. This was primarily driven by a $6.3 million decrease in legal fees as the Company is no longer actively in litigation with AviaGames and had reached a settlement in the second quarter of 2024. Additionally, temporary staffing and professional fees decreased by $3.7 million and $5.8 million, respectively, as we continue to reduce our reliance on contractors. Employee related costs decreased by $7.8 million related to equity forfeitures from the resignation of our General Counsel and President and CFO in early 2024.

Gain from litigation settlement

The gain from litigation settlement of $46.0 million for the nine months ended September 30, 2024 was related to the litigation settlement with AviaGames. See Note 9, Litigation.

Gain from extinguishment of debt

The gain from extinguishment of debt of $15.2 million for the nine months ended September 30, 2023 was related to the 2021 Senior Secured Notes. Refer to Note 8, Long-Term Debt, of the notes to the consolidated financial statements for further discussion.

Interest income (expense), net

Interest income was $0.7 million for the nine months ended September 30, 2024 compared to interest expense of $7.5 million for the nine months ended September 30, 2023. The decrease of $8.2 million in interest expense was primarily driven by the repurchase of debt in the second quarter of 2023.

Provision for income taxes

Provision for income taxes decreased by $51.0 thousand to $142.0 thousand in the nine months ended September 30, 2024, from $193.0 thousand in the nine months ended September 30, 2023. The decrease was primarily driven by change in need for valuation allowance, decrease in foreign activities, and reduced expected state tax liabilities.

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

The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(21,115)	$(33,545)	$(21,793)	$(85,848)
Interest income (expense), net	(242)	2,279	(688)	7,486
Stock-based compensation	6,721	12,440	22,894	33,610
Change in fair value of common stock warrant liabilities	—	(127)	(11)	(278)
Provision for income taxes	32	9	142	193
Depreciation and amortization	389	486	1,188	1,858
Gain from extinguishment of debt	—	—	—	(15,205)
Gain from litigation settlement(1)	—	—	(46,000)	—
Other income (expense), net	333	(48)	78	(98)
Impairment charges	—	—	—	455
Adjusted EBITDA	$(13,882)	$(18,506)	$(44,190)	$(57,827)

1) For the nine months ended September 30, 2024, amount represents certain funds received as part of the settlement with AviaGames.

Segment Results

We have two reportable business segments; the Skillz segment and the Aarki segment. Our corporate operations primarily support Skillz and are included in the results for the Skillz segment. Likewise, Aarki has its own corporate operations, which are included in the Aarki segment.

The change from one to two reportable business segments was effective beginning in the fourth quarter of 2023. To provide comparability between reporting periods, results for the three and nine months ended September 30, 2023 have been recast to reflect this change.

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

Segment Results for the Three Months Ended September 30, 2024 and 2023

The following table provides Segment Revenue and Segment Adjusted EBITDA for each of our segments.

	Three Months Ended September 30,		2024 to 2023 Change
			Increase/(Decrease)
	2024	2023	$	%
Skillz Segment Revenue	$21,474	$33,435	(11,961)	(35.8)%
Aarki Segment Revenue	3,111	3,103	8	0.3%
Elimination	(21)	(111)	90	81.1%
Consolidated Revenue	$24,564	$36,427	(11,863)	(32.6)%

Skillz Segment Adjusted EBITDA	$(12,261)	$(16,822)	4,561	27.1%
Aarki Segment Adjusted EBITDA	(1,621)	(1,684)	63	3.7%
Total Segment Adjusted EBITDA	$(13,882)	$(18,506)	4,624	25.0%

Skillz Segment Results

Segment Revenue of $21.5 million for the three months ended September 30, 2024 decreased $12.0 million, from $33.4 million in the three months ended September 30, 2023 primarily due to a decrease in player base as monthly active users decreased 19% from 2023.

Segment Adjusted EBITDA loss of $12.3 million for the three months ended September 30, 2024 improved from a loss of $16.8 million in the three months ended September 30, 2023 due to a decrease of $13.0 million in revenue in addition to a decrease of $2.3 million in employee related expenses as a result of headcount, $4.9 million in professional fees, and $10.0 million in marketing related expense.

Aarki Segment Results

Segment Revenue of $3.1 million for the three months ended September 30, 2024 remained in line at $3.1 million with segment revenue for the three months ended September 30, 2023.

Segment Adjusted EBITDA loss of $1.6 million for the three months ended September 30, 2024 increased from a loss of $1.7 million in the three months ended September 30, 2023 primarily due to a $0.0 million decrease of in revenue.

Segment Results for the Nine Months Ended September 30, 2024 and 2023

The following table provides Segment Revenue and Segment Adjusted EBITDA for each of our segments.

	Nine Months Ended September 30,		2024 to 2023 Change
			Increase/(Decrease)
	2024	2023	$	%
Skillz Segment Revenue	$66,629	$109,819	(43,190)	(39.3)%
Aarki Segment Revenue	8,533	11,492	(2,959)	(25.7)%
Elimination	(68)	(336)	268	79.8%
Consolidated Revenue	$75,094	$120,975	(45,881)	(37.9)%

Skillz Segment Adjusted EBITDA	$(38,256)	$(54,116)	15,860	29.3%
Aarki Segment Adjusted EBITDA	(5,934)	(3,711)	(2,223)	(59.9)%
Total Segment Adjusted EBITDA	$(44,190)	$(57,827)	13,637	23.6%

Skillz Segment Results

Segment Revenue of $66.6 million for the nine months ended September 30, 2024 decreased $43.2 million, from $109.8 million in the three months ended September 30, 2023 primarily due to a decrease in player base as monthly active users decreased 23% from 2023.

Segment Adjusted EBITDA loss of $38.3 million for the nine months ended September 30, 2024 improved from a loss of $54.1 million in the nine months ended September 30, 2023 due to a decrease of $43.2 million in revenue in addition to a decrease of $6.6 million in employee related expenses as a result of headcount, $17.8 million in professional fees, and $32.5 million in marketing related expense.

Aarki Segment Results

Segment Revenue of $8.5 million for the nine months ended September 30, 2024 decreased $3.0 million, from $11.5 million in the nine months ended September 30, 2023 due to lower demand from customers.

Segment Adjusted EBITDA loss of $5.9 million for the nine months ended September 30, 2024 increased from a loss of $3.7 million in the nine months ended September 30, 2023 primarily due to a $3.0 million decrease in revenue.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sales of capital stock. As of September 30, 2024, our principal sources of liquidity were our cash and cash equivalents in the amount of $301.4 million, which are primarily invested in money market funds and marketable securities with maturities of less than three months.

In December 2021, the Company offered $300 million in aggregate principal senior secured notes due 2026 in a private offering. The notes were sold in a private placement to qualified institutional buyers. Annual interest started to accrue from December 20, 2021 at a stated rate of 10.25% and will be payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The notes will mature on December 15, 2026. We used the net proceeds from the offering for general corporate purposes. We may also use the proceeds for potential acquisitions of other companies, products, or technologies that we may identify in the future. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, make certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. After giving effect to the September 1, 2022 and the 2023 open market repurchases of our senior secured notes, as of September 30, 2024, $129.7 million of the senior secured notes remained outstanding. We were in compliance with all covenants applicable to the notes as of September 30, 2024.

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

The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$12,423	$(59,486)
Net cash provided by (used in) investing activities	$(185)	$163,744
Net cash used in financing activities	$(12,823)	$(136,616)

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

Net cash provided by operating activities of $12.4 million for the nine months ended September 30, 2024 reflects a net loss of $21.8 million (which includes $46.0 million received from the litigation settlement with AviaGames in the second quarter), non-cash expenses of $22.9 million related to stock-based compensation, and net cash inflows of $8.9 million from changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash provided by investing activities was $0.2 million for the nine months ended September 30, 2024. The net cash provided by investing activities included $1.1 million in proceeds from sales of marketable securities and $2.0 million in proceeds from the settlement of the loan with Big Run, offset by purchases of property and equipment of $1.3 million.

Cash Flows from Financing Activities

Net cash used in financing activities was $12.8 million for nine months ended September 30, 2024, consisting primarily of the repurchase of common stock.

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations.

Leases

We have operating lease arrangements for office space, and finance lease agreements for certain network equipment. As of September 30, 2024, we had lease payment obligations of $15.6 million, of which $3.2 million is payable within 12 months.

Long-Term Debt

The Company’s long-term debt consists of the 2021 Senior Secured Notes. The total principal amount of $129.7 million, gross of discount and issuance costs of $4.5 million, is due on December 15, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms.

Based on the evaluation of our disclosure controls and procedures, management has concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with United States Generally Accepted Accounting Policies (“U.S. GAAP”) such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. A material weakness cannot be considered remediated until the newly designed control activities operate for a sufficient period of time and management has concluded, through testing, that the controls are designed and operating effectively.

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

As a result, the Company was unable to reassess and adequately design and implement controls over financial reporting, including identification and review of disclosures and monitoring controls, and in providing the appropriate evidence of review of reconciliations, budgets, and key elements of the financial close process.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting during the third quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
Our management, including our principal executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. An internal controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Refer to Note 10, “Commitments and Contingencies,” in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

The following table provides information about the purchases of our common stock made through the three months ended September 30, 2024:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
July 1, 2024 through	19,291	$6.98	134,595	41,095,380
August 1, 2024 through	—	$—	—	$—
September 1, 2024 through	—	$—	—	$—
Total	19,291	$6.98	134,595

(a) In August 2023, our Board of Directors approved a share repurchase authorization for up to $65.0 million of our common stock. The share repurchase authorization, which was announced on August 21, 2023, expired on August 21, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.1	Letter Agreement dated September 19, 2024 between Skillz Inc. and Casey Chafkin	8-K/A	10.1	9/25/2024
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**Submitted electronically with the report.
# Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLZ INC.

	By:	/s/ Andrew Paradise
Date: November 8, 2024	Name:	Andrew Paradise
	Title:	Chief Executive Officer and Chairman

	By:	/s/ Gaetano Franceschi
	Name:	Gaetano Franceschi
	Title:	Chief Financial Officer