Form 10-K
period 2024-12-31
Skillz Inc.
filed 2025-11-06
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2024 was approximately $95 million based on the closing price of such common equity on the New York Stock Exchange on such date.

As of November 3, 2025, the registrant had outstanding 11,875,631 shares of Class A common stock, par value $0.0001, and 3,430,063 shares of Class B common stock, par value $0.0001.

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
•resolve ongoing litigation with Voodoo SAS, Papaya Gaming, and other litigation matters, including the suit filed against Tether (as defined below);
•remediate during 2025 certain not-fully remediated material weaknesses in our internal control over financial reporting; and
•comply with evolving laws and regulations, including the applicable provisions of the recently passed One Big Beautiful Bill Act, as well as expectations applicable to its business, including with respect to cybersecurity, artificial intelligence (“AI”) and corporate governance matters.

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

Overview

We were founded on one simple belief: competition holds the power to unleash possibilities in all of us. We are all born with skills and when we are able to apply those skills through competition, we can achieve great things. That is the guiding principle behind why we are advancing competitive mobile gaming.

Our Company’s mission is to bring out the best in everyone through competition. We believe our business model is unique in that we create both opportunities for game developers to turn their craft into financial success and opportunities for players to experience wins through our platform.

Our proprietary multi-player platform, a form of social media solution, provides interactive entertainment through competitive game content. We believe our platform democratizes the mobile gaming industry by “leveling the playing field” for developers worldwide, enabling us to deliver gaming experiences that our player community can trust. The trust and fairness we foster with our player community is part of the foundation upon which our business is built.

Paired with Aarki, our artificial intelligence (AI) advertising technology segment, Skillz operates a closed-loop ecosystem that combines content, audience, and performance into a unified growth engine. Aarki delivers advertising solutions that drive revenue growth for mobile app developers by leveraging billions of contextual bidding signals, proprietary machine learning, and behavioral models to engage audiences in a privacy-first world. As Skillz onboards new developers, Aarki powers game title growth through user acquisition and monetization, continuously enhancing its machine learning engine, which in turn delivers better outcomes for developers and greater efficiency for the Skillz platform.

Fair Play

Our proprietary platform fairly matches real players against other real players, which we believe is a bedrock of competition, and a critical tenet of skill-based gaming. We believe there are competitors that may not be following similar ethical fairness practices and may utilize bots instead of matching their users against real human opponents.

In 2024, following a jury verdict finding AviaGames willfully infringed one of Skillz’s patents, the Company entered into a settlement. We believe the evidence we made public at trial showed the competitor and their executives were using bots to build their business, which we believe deceives players and harms our company’s competitive position. Instead of being matched with real opponents, as advertised, we believe the evidence showed that players were unknowingly competing against bots. We believe the evidence made public at trial showed the competitor’s use of bots allowed it to engineer the outcome of the matches and directly pocket the players’ money.

Winning this case was a milestone for the Company as we continue our quest to uphold fair play and protect players from what we believe is fraudulent inducement, misrepresentation and the theft of billions of player dollars. We intent to continue to pursue our right to take action to help stop dishonest practices.

We are committed to this effort and believe that in addition to the trial verdict and settlement award won in 2024, we will prevail in similar circumstances in the future. Additionally, the Company made progress with an additional two lawsuits filed against our competitors, Papaya Gaming (as defined below) and Voodoo (as defined below), alleging that those competitors engaged in false advertising and unfair business practices in connection with their misuse of bots in mobile games, unbeknownst to players. We also note that class action lawsuits have already been filed against two of our competitors (i.e., AviaGames and Papaya Gaming). We are hopeful that government authorities will take note of our progress identifying fraudulent bot use in the industry and take action to protect players.

As we uncover proof of fraudulent use of bots at any company in this industry we intend to initiate additional actions that help protect both Skillz and players. Our goal is not to reduce competition, but rather to ensure that all organizations in our industry maintain the same level of commitment as we do provide a transparent and fair player experience. Skillz will continue to combat the deceptive misuse of bots until systemic fraud in our industry is eliminated. For additional information, refer to Note 10. Commitments and Contingencies.

Our Focus and Strategy

We continue to focus on our operations and positioning our business for renewed growth. We believe that both our platform and advertising businesses are improving in performance, and as a result, we believe we are equipped to transition from a period of turnaround to one focused on sustainable growth.

Our strategy centers on building a portfolio of high-integrity, data-driven digital businesses that extend our existing core technology and platform capabilities. We believe the prevalence of bots in the skills-based gaming ecosystem has caused significant shifts in digital advertising and materially distorted customer-acquisition dynamics, including by significantly increasing customer-acquisition costs and a contraction in effective player retention for companies like Skillz who do not utilize bots to compete in real-money competitions. We believe the use of bots in skills-based games by certain of our competitors damaged overall player engagement and trust within the skill-based gaming market, which we continue to spend capital and resources to overcome.

We believe Aarki, our advertising technology solution, coupled with our investment in Exit Games, a real-time multiplayer technology provider, provides healthy revenue diversification. As these businesses scale and as Skillz continues to execute on its path to profitability, we are focused on launching additional growth initiatives that leverage our proven capability to pioneer new markets. Our founder and CEO, Andrew Paradise, has a demonstrated history of innovation, including the mobile self-checkout industry and the mobile skill-gaming market. We believe this entrepreneurial foundation positions Skillz well to identify and create future opportunities at the intersection of technology, gaming, and competition.

Our Segments

Skillz

Our platform enables game developers to monetize their content through multi-player competition by integrating real-money tournaments, virtual prizes, and social competition features directly into their games. The platform provides a managed backend that supports key competitive functionality, including player matching, leaderboards, anti-cheat integrity systems, and payment processing. Our scalable multi-player platform allows for real-world prizes that go beyond one-off competitive implementations and provides for a repeatable, developer-accessible system. In exchange for access to our multi-player platform and monetization services, Skillz and its developers share in the aggregate entry fees paid by end users. Our platform capability highlights include:

Monetize Through Competitions: Developers may earn revenue by hosting skill-based competitions where players pay entry fees, and Skillz takes a percentage of the pool.

Player Matching: Automatically match players based on skill levels, ensuring fair and engaging gameplay experiences.

Cross-Platform Support: The Skillz platform is compatible with Android, iOS, and some Unity-based games, allowing developers to reach a broad audience.

Comprehensive Analytics: Developers have access to performance metrics, player insights, and revenue data through the Skillz dashboard.

Focus on Game Development: With Skillz managing tournaments, payments, and player matching, developers can focus on building their games’ core mechanics and experiences.

Aarki

Aarki is an artificial intelligence (“AI”) company that delivers advertising solutions to drive revenue growth for mobile app developers. Aarki enables brands to effectively engage audiences in a privacy-first world by using billions of contextual bidding signals coupled with proprietary machine learning and behavioral models. The Company works with advertisers globally and manages millions of mobile ad requests per second from over 10 billion devices.

Aarki’s strategic plan includes becoming a full-funnel growth marketing platform, extending beyond mobile performance into connected TV (CTV), influencer marketing and other forms of media to service advertisers. We envision Aarki serving advertisers across the entire customer journey—from awareness and engagement to conversion and retention—through a unified, AI-driven platform.

At the center of this long-term vision is Aarki’s strategic relationship with our Skillz platform. Together, we believe our Skillz platform and Aarki form an ecosystem in which content creation, audience, and performance continuously reinforce one another. For our developers, Aarki enables monetization through user acquisition and re-targeting that which we believe drives growth. The more Skillz SDK-enabled developers use Aarki, the better Aarki’s machine learning engine becomes, which we believe in turn drives better outcomes for the developers and drives more spend on the Aarki platform.

Our Platform

Overview

We continue to work towards evolving our multi-player competitive gaming platform and thereby expanding the gaming market. Our technology platform aligns the interests of developers and gamers with respect to user monetization to reduce potential friction between these parties. Traditional mobile games utilize in-game advertisements or purchases, which we believe creates friction in the user experience, hurting engagement and retention. By monetizing user engagement primarily through prizes, we create an alternative for both developers and players of competitive games. With our system, the more gamers enjoy playing in contests for prizes and the longer they play, the more revenue we generate for developers. We believe this dynamic generates significantly stronger monetization for developers compared to traditional mobile game monetization.

Gamer Competition Engine

Our end-to-end technology platform enables mobile game developers to improve gameplay experiences and drive engagement, retention and revenue from their content. Our gamer competition engine, the software development kit, (the “SDK”) contains hundreds of features, which allows for seamless over-the-air updates.

Rating and matching users is a challenging technical problem, as the fastest match is the next user in line to play, while the fairest match (i.e., a theoretically perfectly matched skill rating) could take a much longer time to find. User retention is sensitive to both fair matching and time to match therefore, we have invested significantly in technology to optimize these competing objectives. Additionally, our multi-player platform includes security layers for gamers, enabling us to securely run free and fair prized-based competitions.

Our SDK includes many features that enhance the social experience such as in-game chat, friends, tournaments and leagues which allow players to interact and build relationships, strengthening the Skillz gaming community. Our players enjoy social experiences, by communicating during and after competitions, on topics ranging from sharing gameplay strategies to building healthy rivalries and making personal connections. We developed our “Friends” feature that allows players to invite others to the platform and play to further enhance the player experience.

Developer Console

Our intuitive developer dashboard enables our developer partners to rapidly integrate and monitor the performance of their games on our platform. The first step for a game developer integrating our tournament management system is to sign up for a free account on our developer portal. Developer onboarding has been optimized to enable developers to quickly and easily set up an account, access technical documentation, download the SDK and access customer support. Our developer portal has been built such that an average game developer can implement our SDK in about a day, with little or no technical support. Once a game goes live on our platform, the developer portal provides developers with a single system through which they can access analytics on user behavior and monetization for their games.

Live Operations

Delivering live operations in games is critical to user retention and engagement. Our live operations, or LiveOps, system manages and optimizes user experience across all the games on our platform. We have built a highly automated system to power LiveOps on our platform. LiveOps in mobile games on our platform encompasses everything from generating new events to creating new and exciting tournament formats.

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

Payment Infrastructure

Our payments infrastructure that, we believe, is reliable and generates up uptime that meets or exceeds industry standards. We believe our technology capabilities are critical to building and maintaining trusted relationships with our developers and users.

Data Science

Our algorithms and machine learning technologies augment all facets of our platform. Key features of our proprietary data science technologies include anti-cheat, anti-fraud, player rating and matching, and segmentation engine. We believe our technology capabilities are industry-leading and have helped to differentiate our product offerings and promote fair play.

High personalization is an integral element to enhancing the gamer experience on our platform. For example, we invented a technology for creating user segments based on dynamically linking behaviors. Our technology allows us to overlap, concatenate and exclude different behaviors to create new user journeys through game environments. We have identified dozens of different behavior sets, which enables us to increase the number of potential unique user journeys exponentially and dynamically adjust for a significantly more personalized experience.

We give gamers confidence to transact on our platform by delivering on our values of trust and fairness. We enable game developers to focus on what they do best: build great content. We provide developers of all sizes with a comprehensive technology platform enabling them to compete with the largest and most sophisticated mobile game developers in the world.

Safeguards

Strong anti-cheat and anti-fraud protections are among the most critical elements required to foster a healthy fair-play competitive ecosystem. Our systems need to continuously evolve to stay ahead of sophisticated attempts to defraud or stack the odds for one user over another user. As a component of our proprietary security systems, we use our robust data to analyze and build statistical maps to predict users’ probable next outcome. This probability modeling then enables us to statistically detect anomalies, which are escalated for further review and remediation, where needed.

Our Developer Community

The global video game market size was estimated at $221.2 billion in 2024 and is expected to grow at a compound annual growth rate (CAGR) of 6.5% from 2025 to 2033. Smartphones have also made video games more accessible, portable, and social. This has further driven the industry’s growth with the emergence of technologically advanced and more powerful smartphones. Market players are also focusing on developing advanced gaming products and services to attract a larger customer base, which is positively influencing the overall industry. However, mobile video game developers increasingly struggle to get their content discovered and monetized. The introduction of standardized game development platforms and universally known distribution platforms such as the AppStore, Google Play, and Galaxy Store have resulted in a flood of game content to the market. Meanwhile, traditional methods used by game developers to monetize their content (e.g., via advertisements or in-game purchases) have not kept pace. As a result, we believe that a massive amount of game content is not being discovered or monetized to its fullest potential.

Skillz provides a service to the game developers aimed at improving the monetization of their game content. The monetization service provided by Skillz allows developers to offer multi-player competition to their end-users which increases end-user retention and engagement.

We have a community of developers using our platform to bring their art to the world. Content creation has been democratized in recent years with the introduction of standardized game development and distribution platforms. Our self-serve platform enables our developer customers to integrate and monitor their game performance through sophisticated dashboards. This allows the developers to do what they do best — build great games — while we help them on other fronts by delivering services such as payments, analytics, LiveOps, prize fulfillment and customer service. Historically, a small number of games have accounted for a substantial portion of our revenue.

As part of our long-term efforts to grow the monetization of our mobile gaming ecosystem, in February 2025, we launched the $75 million Skillz Developer Program (the “Program”). We plan to deploy up to $75 million over the next three years through the Program by providing developers working capital and operational support. Our goal is to support approximately 25 games. However, we may use some of the capital allocated to the Program to support other opportunities that our management determines will better support the effort to monetize our mobile game ecosystem. In addition, developers selected to participate in the Program will be provided with access to Skillz’s team of employees and consultants, the Skillz’ SDK and developer console, as well as end-user registration services, player matching, fraud and fair play monitoring and billing and settlement services.

Games on our platform initially go live with free-to-play capabilities, before applying for prized competitions. In an effort to provide an enticing mobile gaming experience, we carefully curate which games are enabled for prizes based on a number of criteria, to ensure we provide an enticing competitive mobile gaming experience. We actively monitor metrics such as, but not limited to, player liquidity inside each game (based on number of daily active users), the stability of each game (based on crash rates), user satisfaction (based on app store ratings), and user issues (as reported on support tickets). Games that do not meet our quality thresholds or are not determined by our proprietary algorithm to be skill-based are not prize enabled. We maintain player data and handle all communications with the players on behalf of our developers. This data model allows us to deliver effective monetization for the benefit of developers on our platform.

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

In addition to promoting our product offerings via traditional paid advertising channels, we cross-promote our product offerings to our existing user base across our gaming ecosystem using a combination of content, contests and offers.

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

With existing users, we seek to improve engagement and retention through engagement marketing programs that provide rewards and awards for players active on our platform. Players earn loyalty currency, called Ticketz, every time they play a paid entry contest. The frequency and amount of entry fees determine the amount of Ticketz that are earned. Players can earn trophies as awards for performing certain actions or achieving milestones in games, for which they receive Ticketz or credits, to be used towards future paid-entry tournaments. Tickets earned through the loyalty rewards and awards programs can be redeemed in our in-app Ticketz Store for various prizes ranging from Skillz-branded apparel to luxury goods and vehicles. Primarily, our users convert Ticketz to bonus cash. Approximately 93% and 96% of Ticketz were issued as a result of customers participating in paid tournaments in the years ending December 31, 2024 and 2023, respectively.

Our Customer Advocacy

We provide 24/7 support, VIP agents and trust and safety services to our players. The customer support team responds to all user inquiries including support for game crashes, payment issues, and loyalty program inquiries. For the year ended December 31, 2024, our customer support team achieved a high player customer satisfaction score (CSAT) for cash players. We have a robust VIP program that supports high value players. Our Trust & Safety team reviews any suspicious payments and chargebacks, and investigates anomalous scoring patterns and user reports of cheating, among other things. These suspected bad actors are reviewed on a case-by-case basis with several escalating levels of review, which ultimately may require an in-person play test on a Skillz-provided mobile device administered by a third-party security vendor to confirm the user’s ability.

Our People

We were founded in 2012 by Andrew Paradise and Casey Chafkin. At Skillz, we believe that every employee contributes to shaping the future of interactive entertainment. We are a multinational technology company with offices in Las Vegas, San Francisco and Bangalore, India, with 323 employees located across 12 countries as of December 31, 2024. The success of our business is driven in large part by our highly skilled workforce. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce from time to time. None of our employees are represented by a labor organization or are a party to any collective bargaining agreement with respect to their employment by us.

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

Building a World Class Team. At Skillz, we believe a team with diverse business and geographic backgrounds leads to greater innovation, performance and engagement, enabling differential business growth. We believe that hiring employees in countries that have significant talent in gaming and advertising technology is important as our business continues to evolve. As such, we have opened an office in India to attract and retain top industry talent with experience in gaming and gaming platforms.

Competitive Compensation and Benefits. Skillz offers industry competitive wages and benefits. We also offer our employees a holistic benefits package, with premier health and welfare programs for employees and family members. We believe our employees should have the support they need to maintain a strong work/life balance, grow personally and professionally, and save for their future. While the philosophy around our benefits is the same worldwide, specific benefits vary regionally due to local regulations and preferences. In addition, many employees at Skillz may be eligible for equity awards to share in the Company’s financial success.

Our Competition

We primarily compete with alternative monetization services for mobile game content. This includes platforms that facilitate in-app advertisements and purchases, and other skill based platforms. We principally compete on a number of factors, including a robust technology toolset designed with the ability to convert, engage and retain users. Our developers compete for end-users with other forms of consumer discretionary entertainment that vie for the users’ time and disposable income. This includes companies that provide video entertainment, music entertainment, social networking and other forms of leisure entertainment. The large companies in our ecosystem may play multiple roles, given the breadth of their businesses.

Our Intellectual Property

Our business relies substantially on the creation, use and protection of intellectual property. We protect our intellectual property by relying on international, federal, state and common law rights. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors. We actively seek patent protection covering our inventions and as of December 31, 2024, we have 91 patents granted and 86 patents pending worldwide.

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

State and federal laws in the U.S. and many other jurisdictions distinguish between games of skill and games of chance. We only enable games for paid entry-fee contests in jurisdictions in which skill-based gaming is permitted and not required to be licensed as gambling under applicable law. As of December 31, 2024, we enabled cash prizes in 45 states and the District of Columbia. Skillz enables cash prizes in all states except for Arkansas, Connecticut, Delaware, Louisiana and South Dakota. We use proprietary algorithms and data science tools designed to ensure that the degree of skill involved in affecting the outcome of a contest is sufficient to comply with applicable state laws. The scope and interpretation of the laws that are or may be applicable to the determination as to whether a contest is skill-based, and therefore beyond the scope of a state’s gambling laws and licensing requirements, are subject to interpretation and evolving. We have not received any licenses, authorizations or approvals confirming that the paid entry-fee contests hosted on our platform comply with applicable laws. Our compliance is based on our interpretation of existing state and federal laws regarding skill-based gaming. There is a risk that existing or future laws in the states in which we operate may be interpreted in a manner that is not consistent with our current practices, and could have an adverse impact on our business and prospects. Additionally, existing and future laws that permit skill-based gaming may be accompanied in the future by restrictions or taxes that make it less feasible or impractical to operate in these jurisdictions.

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

Compliance

We handle, collect, store, receive, transmit and otherwise process certain personal information of users and employees, and we are subject to federal, state and foreign laws related to the privacy and protection of such data, including the General Data Protection Regulation of the European Union (“GDPR”) and the California Consumer Privacy Act (“CCPA”). The scope of data privacy laws and regulations worldwide continues to evolve, and we anticipate that the number of data privacy laws and the scope of individual data privacy and protection rights will increase.

We have developed internal compliance programs in an effort to comply with legal and regulatory requirements for skill-based gaming and with respect to data privacy and security. We use geofencing technology designed to restrict user access to paid entry fee contests to only those jurisdictions where video game contests of skill are permitted. While we are committed to compliance with all applicable laws and have developed appropriate policies and procedures in order to comply with the requirements of the evolving regulatory regimes, we cannot ensure that our compliance program will prevent the violation of one or more laws or regulations, or that a violation by us or an employee will not result in the imposition of a monetary fine.

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
•The competitiveness of the broader entertainment industry;
•Risks associated with competitors that do not follow ethical fairness practices to grow their businesses.
•Risks associated with disruptive technologies, including artificial intelligence;
•Risks related to a variety of U.S. and foreign laws which our business is subject to, and which are subject to change and could adversely affect our business;
•Our ability to obtain, maintain, protect or enforce our intellectual property rights;
•Risks related to economic downturns and political and market conditions beyond our control;
•Risks related to the occurrence of a data breach or other failure of our cybersecurity or that of third parties with whom we interact;
•Our ability to timely and effectively remediate the material weaknesses in our internal controls over financial reporting or additional material weaknesses or other deficiencies in the future;
•Our ability to mitigate the commercial, reputational and regulatory risks to our business that may arise as a consequence of our need to restate our financial statements; and
•Risks related to corporate responsibility and reputation.

Risks Related to Our Business and Industry

We identified certain misstatements to our previously issued financial statements and have restated certain of our Consolidated Financial Statements, which has created additional risks and uncertainties that may have a material adverse effect on our business, financial position and results of operations.

We restated previously issued unaudited interim condensed consolidated financial statements as recently as the second quarter of 2023. We concluded that prior periods should be restated to correct (i) an understatement of end-user liability, (ii) reserves for potential indirect tax liabilities, (iii) impairment of long-lived assets, (iv) stock compensation expense, (v) certain other accrued expenses, (vi) other adjustments and (vii) income tax adjustments related to the aforementioned errors.

As a result of these errors and the restatements, we have become subject to a number of additional risks and uncertainties and unanticipated costs for accounting, legal and other fees and expenses. We may become subject to legal proceedings brought by regulatory or governmental authorities, or subject to other legal proceedings, as a result of the errors or the related restatement, which could result in a loss of investor confidence or other reputational harm, the loss of key employees, additional defense and other costs. Any of the foregoing impacts, individually or in aggregate, may have a material adverse effect on our business, financial position and results of operations.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2023 and December 31, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business, operating results and stock price.

As discussed in Part II – 9A, “Controls and Procedures”, of this Annual Report, our management concluded that material weaknesses existed as of December 31, 2024.

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

If we are unable to remediate the material weaknesses timely and sufficiently or if we identify any new material weaknesses in the future, our ability to prevent or detect a misstatement of our accounts or disclosures could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements (and covenants under our debt instruments) regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our ability to obtain additional financing may be impaired and our stock price may decline as a result. For example, the identified material weaknesses have impeded the Company’s ability to timely file annual and quarterly reports with the Securities and Exchange Commission, including this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as well as the Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2025 and June 30, 2025, and may impede our ability to timely file such reports again in the future. We could also become subject to investigations or sanctions by the SEC, the stock exchange on which our securities are listed or other regulatory authorities. Likewise, failure to timely file our financial statements could cause us to be ineligible to utilize short form registration statements, which could impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

We operate in the highly competitive global entertainment and gaming industries, where consumers have numerous alternative sources of entertainment, including television, movies, sports, and casinos, many of which are more established and may be perceived as offering greater variety, affordability, or enjoyment. We compete for users’ limited discretionary time and income, and if we fail to sustain sufficient interest in our platform relative to other entertainment options, our business could be adversely affected. The industry in which we operate is characterized by rapid technological change, evolving customer preferences and demand, and intense competition from both established well-financed companies producing online games, and/or interactive entertainment products and emerging companies who may have significant financial and marketing resources. Our competitors may also develop products, features and services that are similar to ours or that achieve greater market acceptance. Competitors may invest more heavily in product development, undertake extensive marketing, campaigns, adopt aggressive pricing or promotional strategies, and may create partnerships with developers, or otherwise achieve greater commercial success than we do, which could adversely impact our business. Advancements in artificial intelligence may further intensify competition, and our failure to effectively integrate AI into our products and operations could impair our ability to remain competitive and may reduce our market share. In addition, continuing consolidation in the entertainment and gaming industries may create larger and better-capitalized competitors with broader product offerings and geographic reach. If we are unable to maintain or grow our market share or keep our platform offerings popular with users, our business, financial condition, and results of operations could be adversely affected.

We are subject to risks associated with competitors that do not follow ethical fairness practices to grow their businesses.

Consistent with our advertising, marketing and branding, each head-to-head match coordinated through our platform is between two real players. However, we believe some of our competitors, despite advertising and marketing to the contrary, deploy algorithmic competitors (“bots”) in games offered on their platforms such that real players are matched against bots instead of other real players. By matching bots against real players, we understand that competitors can engineer the outcome of such matches and make economic gains at the cost of players. As a result, these competitors may be able to build their businesses at a faster rate and with more cost efficiencies than we are able to, which hurts our competitive position amongst “fair play” skill-based gaming platform providers.

We have worked, and will continue to work, towards helping to stop these dishonest practices. In February 2024, we and Big Run Studios, Inc. (“Big Run”) brought suit against AviaGames, Inc. (“AviaGames”) for false advertising, copyright infringement, and violations of California’s state unfair competition law in relation to AviaGames’ use of bots on its platform. We are currently involved in other ongoing litigation with other defendants in relation to similar claims related to bot misuse. In April 2024, we, Big Run and AviaGames’ entered into a settlement agreement that resolved the bot misuse litigation with respect to AviaGames, but there is no guarantee we will resolve our other ongoing bot misuse litigation on favorable terms. Additionally, although we intend to initiate additional actions to protect our company and players, our ability to bring claims related to bot misuse depends on our ability to detect bot misuse. It may be difficult to detect bot users who advertise and market themselves as fair play skill-based gaming platform providers. Moreover, it may be difficult or impossible to obtain evidence of bot use in a competitor’s or potential competitor’s products, which would prevent us from successfully deterring bot misuse among our competitors.

We are subject to risks associated with disruptive technologies, including artificial intelligence.

Presently, we employ a limited array of artificial intelligence technology in our business, the use of which introduces us to certain risks including dependency on accurate intelligence performance, potential security breaches, challenges in regulatory compliance, ethical considerations, potential workforce disruption, the risk of intellectual property infringement, and other emerging technology risks. It is conceivable that we might integrate further artificial intelligence solutions into our information systems in the future, potentially assuming a more critical role in our operations over time. While we safeguard our assets, including intellectual property and sensitive information, we cannot ensure that our employees, contractors or other agents adhere to those policies. Failure or perceived failure by us to address these risks adequately may negatively impact our operations, reputation and financial performance. Further, evolving legal and regulatory requirements associated with implementing artificial intelligence tools may require significant resources to help ensure compliance with U.S. and international law.

We rely on our third-party developer partners to develop and update all of the game features on our platform not tied to our SDK. The decision of developers to remove the Skillz Software Development Kit, or "SDK" from their games or changes in the terms of our commercial relationship with third-party developers could adversely impact our financial condition, results of operations and prospects. In addition, the failure of developers to provide timely and reliable updates to their games could adversely impact our financial condition, results of operations and prospects.

We rely significantly on third-party game developers to develop the games that we host on our platform. Accordingly, our business depends on our ability to promote, enter into and maintain successful commercial relationships with such developers including through the Skillz Developer Accelerator initiative we launched in February 2025.

In general, we rely on our standard terms of service for third-party developers which govern the distribution, operations and fee sharing arrangements for hosting a game on our platform. In some cases, we rely on negotiated agreements with third-party developers that modify our standard terms of service. Quality third-party game developers are continually in high demand and there can be no assurance that the developers that have developed games for our platform historically will continue to maintain games on our platform or be willing to provide new games for our platform in the future. If we are unable to attract and maintain these third-party developer relationships, if the terms and conditions of such commercial relationships become less favorable to Skillz or if a developer decides to remove their games from our platform, our results of operations and prospects would suffer and we may not recoup any of or a portion of the capital we have already deployed, or the capital we intend to further deploy, in connection with the Skillz Developer Accelerator initiative.

In addition, we rely on our developer partners to manage and maintain their games, including updating their games to include the latest version of the Skillz SDK. The failure of our developer partners to provide timely and reliable updates could adversely impact our financial condition, results of operations and prospects.

Our focus on our third-party developers and willingness to focus on the long-term benefits of our relationships with such developers may conflict with the short-term interests of our business. We believe our third-party developer partners are essential to our success and establishing mutually successful relationships with such developers serves the best long-term interests of Skillz and our stockholders. Therefore, we have made in the past, and we may make in the future, significant investments (such as the Skillz Developer Accelerator program) or changes to the terms of our relationships with our developer partners that we believe will benefit us in the long-term, even if our decision has the potential to negatively impact our operating results in the short-term. In addition, our decisions may not result in the long-term benefits that we expect, in which case the success of our platform, business, financial condition or results of operations could be harmed.

Historically, a limited number of games have accounted for a substantial portion of our revenue. If these games were to become less popular or be removed from our platform and we are unable to identify and market suitable replacements, our business and prospects could suffer.

Historically, our top games and related developers have accounted for a substantial portion of our revenue earned from the Skillz platform. For the year ended December 31, 2024, Solitaire Cube and 21 Blitz (each developed by Tether Studios, LLC (“Tether”)) and Blackout Bingo (developed by Big Run Studios Inc. (“Big Run”)) combined accounted for 59% of revenue. For the year ended December 31, 2024, Tether accounted for 45% of our revenue and Big Run accounted for 26% of revenue. These games, and the related developers, have historically been subject to our terms of service, which include, among other things, developer exclusivity for certain periods of time, as modified by negotiated agreements. The negotiated agreements provide Skillz with the discretion, but not the obligation, to provide marketing support for specified games and for revenue sharing with the developers that is more favorable to Skillz than our standard terms. These negotiated agreements restrict the removal of the applicable games from our platform for at least 12 months following termination.

As previously disclosed, on August 29, 2025, we received a notice (“Notice”) from Tether indicating that Tether is terminating all of its various agreements with us (the “Tether Agreements”), including our terms or services, effective as of September 1, 2025. Tether’s Notice provides that Tether is terminating the Tether Agreements for convenience, while also asserting grounds for termination for cause (effective as of September 28, 2025) in the event its termination for convenience is not held as effective by a competent tribunal. We believe the termination notice to be invalid and in breach of Tether’s obligations under the Tether Agreements.

Certain of the Tether Agreements restrict the removal of two games covered thereby, Solitaire Cube and 21 Blitz, from the Company’s platform for at least 18 months following termination. During the post-termination period, Skillz has the option, but not the obligation, to host paid competitions for such games on the platform.

Following receipt of the Notice, on September 1, 2025, we filed suit in the Court of Chancery of the State of Delaware, seeking injunctive and declaratory relief in relation to Tether’s breach of the Tether Agreements. The Company is also disputing Tether’s allegations with respect to the grounds for termination of the Tether Agreements for cause. We intend to defend our position, but can provide no assurances regarding the outcome of the claim and the impact it may have on our business. See “–We have been and continue to be party to litigation and we may be subject to future litigation in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business” below for additional information related to risks associated with our litigation.

If we are unable to negotiate new terms with Tether (or, when necessary, with any other top developers) or any new terms are less favorable to us, or if our litigation against Tether is unsuccessful, and games were to be removed from our platform and we are unable to identify and market suitable replacements, there may be a material adverse effect on our business and results of operations.

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

The success of the games featured on our platform depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences. Our end-users have accounts in which they make deposits and hold prior winnings. Prior winnings represented more than 84% of total paid-entry fees for the year ended December 31, 2024. If the games offered on our platform do not meet consumer expectations, if they are not marketed in a timely and effective manner, or if end-users decide to withdraw prior winnings rather than apply such winnings as entry fees to enter subsequent paid contests on our platform our revenue cash flow and financial performance will be negatively affected. End-user liability as of December 31, 2024 amounted to $6.9 million and is reflected in our balance sheet within other current liabilities. Typically, these funds are returned to end-users if they choose to withdraw them from their account.

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

We have incurred, and may in the future incur, losses from fraudulent activities, including unauthorized payments, use of stolen or invalid credit cards, claims of unauthorized payments by a user, attempted payments by users with insufficient funds and other forms of financial fraud. Bad actors also engage in illegal activities involving personal information, such as the unauthorized use of another person’s identity, account or payment information and unauthorized acquisition or use of payment details, bank information, and mobile phone numbers and accounts. We may also be held liable for use of funds on our platform with fraudulent credit card data, even if the relevant transaction was approved by the associated financial institution. Acts of fraud or successful exploitation of our systems (and any failure to discover such acts in a timely manner) can harm our reputation. Failure to discover such acts or schemes in a timely manner could result in harm to our operations and negative publicity related to such schemes could have an adverse effect on our reputation.

In addition, third parties have developed, and may in the future continue to develop, “cheating” programs that exploit vulnerabilities in the games featured on our platform, automate gameplay, enable collusion, obtain unfair advantages, or otherwise undermine the integrity of our platform. These programs may harm the experiences of players who play fairly, and lead players or developers to stop engaging with our platform. Failure to detect or prevent such activity in a timely manner could lead to revenue loss, increased costs, negative publicity, and potential liability.

Further, advances in artificial intelligence may enable more sophisticated fraud and cheating methods and increase risks of unauthorized access to or disclosure of information, including through our own or third-party use of AI tools. Any failure to prevent or mitigate these risks could adversely affect our business, financial condition, results of operations, and reputation.

Maintaining and enhancing our brand and reputation is critical to our business prospects. Failure to maintain or grow our brand and reputation could harm our business, financial condition and results of operations.

We believe that our brand, identity and reputation have significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Skillz” brand and reputation is critical to attracting, retaining, and developing our developers and users. Our brand and reputation are critical to attracting, retaining and growing our developer and user base. Failure to maintain or enhance the “Skillz” brand could adversely affect our growth and competitiveness. We strive to establish and maintain our brand by obtaining trademark rights. However if our trademarks or trade names are not adequately protected, we may not be able to build name recognition in our markets of interest and our competitiveness may be harmed. Maintaining and enhancing our brand and reputation also depends on our continued ability to provide high-quality, reliable and trustworthy games on our platform, which may require substantial investment, may not be successful, and may contain errors, bugs, flaws and other vulnerabilities that could adversely affect user experience, violate security standards or cause users to stop using our platform. Our ability to protect our trademarks and provide high-quality, reliable games through our platform is essential to sustaining our reputation. Product flaws, security issues, unpopular changes to our terms of service, or low-quality content could harm user trust and damage our brand, which in turn may adversely impact our business and results of operations.

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

Unfavorable or volatile domestic and international economic, market, or political conditions—including as related to inflation, rising interest rates, tariffs and changes to trade policy reduced consumer spending, or downturns in global financial markets—may reduce users’ disposable income and demand for our games, which are discretionary purchases. Further, ongoing or escalating geopolitical conflicts, such as those involving Russia and Ukraine, China and Taiwan, Israel and Gaza, and related sanctions or supply chain disruptions could further impact global markets and our operations. Any sustained economic weakness or geopolitical instability could adversely affect our business, financial condition, results of operations, and prospects.

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

Our business model heavily depends upon the proliferation of mobile devices, the continued compatibility between the games featured on our platform and major mobile gaming operating systems, web browsers and upon third-party platforms for the distribution of such games. If such third parties interfere with the distribution of our products or offerings, or if our expectations with respect to mobile devices and our compatibility with third party operating systems are incorrect, our business, financial condition, results of operations and prospects would be adversely affected.

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

Our technology infrastructure is critical to the performance of our platform and offerings and to the satisfaction of our developer partners and users. We devote significant resources to network and data security that are designed to protect our systems and data, including resources devoted to the rapid evolution and increased adoption of artificial intelligence technologies. However, cybersecurity incidents, including breaches, computer malware, computer hacking, ransom-related extortion events, system failures, fraud, data loss, and insider threats have become more prevalent in our industry, and our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that our current or future infrastructure protection technologies and disaster recovery plans can prevent or mitigate such cybersecurity incidents, any of which could have a material adverse effect on our business, financial condition, results of operations, reputation, and liquidity. Moreover, such incidents could result in disruption of our operations and the services we provide to users, legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties that cannot be estimated or predicted. We may be required to expend significant additional resources to comply with such laws and regulations, incur fines for noncompliance, and otherwise be exposed to litigation and regulatory action as a result thereof. We have experienced and will continue to experience hacking attacks and attempted attacks of varying degrees from time to time. Given our prominence in the gaming industry, we believe we are a particularly attractive target for hackers. Additionally, rapidly evolving technology and capabilities (including artificial intelligence), evolving changes in the sources, capabilities and targets for cybersecurity attacks, as well as the increasing sophistication of cyber criminals increase the risk of material data compromise or business disruption.

Our vendors and other third parties with whom we do business, such as our developer partners, are also subject to the foregoing risks, and we do not have any control over them. We have experienced, and we may in the future experience, system disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. Such disruptions have not had a material impact, individually or in the aggregate to date; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, including violations of applicable privacy and other laws which can result in significant fines, governmental investigations and enforcement actions, legal and financial exposure, contractual liability and damage to our reputation, each of which could materially adversely affect our business, financial condition, results of operations, reputation and prospects.

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

We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding skill-based gaming, consumer protection, electronic marketing, data protection and privacy, competition, taxation, intellectual property, artificial intelligence, export and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly outside the U.S. In 2022, the Australian Taxation Office completed a comprehensive review of the Company’s tax obligations and determined the Company was required to register for the Goods and Service Tax in Australia. The Company then conducted a review of other foreign jurisdictions and determined it was liable for indirect taxation in various countries. See Note 10, Commitments and Contingencies, for further details. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices, and could have an adverse effect on our business, financial condition, results of operations and growth prospects. It is also likely that as our business grows and evolves, particularly if we expand to other countries, we will become subject to laws in additional jurisdictions or other jurisdictions may claim that we are required to comply with their laws.

State and federal laws in the U.S. distinguish generally between games of skill and games of chance. We only enable games for paid entry-fee contests in states in which skill-based gaming is permitted and not required to be licensed as gambling under applicable state law. As of December 31, 2024, we are permitted to operate skills-based gaming in 45 states and the District of Columbia. We use proprietary algorithms and data science tools designed to ensure that the degree of skill involved in affecting the outcome of a contest is sufficient to comply with applicable state laws. The scope and interpretation of the laws that are or may be applicable to the determination as to whether a contest is skill-based, and therefore beyond the scope of a state’s gambling laws and licensing requirements, are subject to interpretation and evolving. There is a risk that existing or future laws in the states in which we operate may be interpreted in a manner that is not consistent with our current practices, and could have an adverse impact on our business and prospects. Additionally, existing and future laws that permit skill-based gaming may be accompanied in the future by restrictions, licensing requirements or taxes that make it impractical or less feasible to operate in these jurisdictions.

It is possible that a number of laws may be adopted or construed to apply to us that could restrict the online and mobile gaming industries, including player privacy, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the marketing of in-app purchases, or regulation of currency, banking institutions, unclaimed property or money transmission may be interpreted to cover the games and contests featured on our platform and the entry fees paid in respect of such contests. If that were to occur, we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may become subject to additional regulation and oversight, all of which could be time consuming and significantly increase our operating costs. Any delays in obtaining or difficulty in maintaining regulatory approvals needed for expansion within existing jurisdictions or into new jurisdictions may negatively affect our opportunities for growth, including the growth of our customer base, or delay our ability to recognize revenue from our offerings in any such jurisdictions. Regulatory authorities may have broad powers with respect to the regulation and licensing of skill- based gaming operations and may revoke, suspend, condition or limit such licenses, impose substantial fines on us or take other actions, any one of which could have a material adverse effect on our business. We will strive to comply with all applicable laws and regulations relating to our business. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Non-compliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and government authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business, financial condition, results of operations, growth prospects and reputation.

Governmental authorities could view us as having violated applicable laws, despite our efforts to comply. There is also a risk that civil and criminal proceedings, brought by or on behalf of prosecutors or public entities or incumbent providers of entertainment and gaming services, or private individuals, including class actions, could be initiated against us, Internet service providers, credit card and other payment processors, advertisers and others involved in the skill-based gaming industries. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.

There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, restrict, or regulate various aspects of the skill-based gaming industry (or that existing laws in those jurisdictions will not be interpreted negatively by governmental authorities). Compliance with any such legislation may have a material adverse effect on our business, financial condition results of operations and prospects, either as a result of our determination that a jurisdiction should be blocked, or that a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.

Changes in tax laws or tax rulings could materially affect our effective tax rates, financial position and results of operations.

Currently, Skillz is subject to indirect taxation and reporting in approximately 218 domestic and international jurisdictions. The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. In the course of our business, there will be many transactions and calculations where the ultimate tax determination is uncertain. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, in July 2025, the U.S Congress enacted the One Big Beautiful Bill Act (“OBBBA”) which includes significant provisions, including tax cut extensions and modifications to the international tax framework. While Skillz continues to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on Skillz’s future effective tax rate, tax liabilities, and cash tax.

Additionally, there is no guarantee that the tax regime to which we are subject in the U.S. and abroad will not change to our detriment. In addition, from time to time, various legislators and other government officials have proposed and adopted changes in tax laws, or in the administration or interpretation of such laws, affecting the gaming industry. For example, many countries in the European Union, as well as a number of other countries, including India, and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations. Any significant changes to our future effective tax rate may result in a material adverse effect on our business, financial condition and results of operations. In addition, any worsening of economic conditions and the large number of jurisdictions with significant current or projected budget deficits could intensify the efforts of governments to raise revenues through increases in gaming taxes and/or other taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration or interpretation or enforcement of such laws. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our business, financial condition, results of operations and prospects. Additionally, tax authorities may impose indirect taxes on internet-related commercial activity based on existing statutes and regulations which, in some cases, were established prior to the advent of the Internet. Tax authorities may interpret laws originally enacted for mature industries and apply it to newer industries, such as the skill-based gaming industry. The application of such laws may be inconsistent from jurisdiction to jurisdiction.

If we were deemed to be an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), applicable restrictions could make it impractical for us to continue our business as contemplated and could have a material adverse effect on our business, financial condition and results of operations

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” for purposes of the 1940 Act if (1) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities or (2) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We do not believe that we are an “investment company,” as such term is defined in either of those sections of the 1940 Act. In addition, we believe that we are not an investment company under Section 3(b)(1) of the Investment Company Act as we are primarily engaged in a non-investment company business.

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

In addition, the use of third-party open source software typically exposes us to greater risks than the use of third-party commercial software as open source licensors generally do not provide support, warranties, controls, indemnification or other contractual protections regarding the functionality or origin of the software. Use of open source software may also present additional security risks as the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could harm our business, financial condition, results of operations and prospects and could help our competitors develop products and services that are similar to or better than ours.

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

We incorporate technology from third parties into our platform. We cannot be certain that our licensors are not infringing, misappropriating or otherwise violating the intellectual property rights of others or that our suppliers and licensors have sufficient rights to such technology in all jurisdictions in which we may operate. In addition, some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology as a result of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain such technology or enter into new agreements on commercially reasonable terms, our ability to develop our platform could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition and results of operations and prospects.

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

We rely on a limited number of third-party payment processors to handle deposits and withdrawals on our platform. If these providers terminate or fail to renew their agreements on acceptable terms, experience outages, errors, or security incidents, or are unable to support our needs, we may lose the ability to process payments or timely pay users, which could damage trust in our platform and adversely affect our ability to attract and retain players.

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

Our payment activities are subject to extensive card-network rules and laws governing money transmission, fraud prevention, and data security. Noncompliance, new or reinterpreted network rules, or reluctance by banks and processors to serve gaming businesses could increase our costs, limit payment options, or restrict our operations. If we were unable to maintain Skillz’s bank accounts or end-users were unable to use their credit cards, bank accounts or e-wallets to make deposits and withdrawals from our platforms it would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges which could result in an inability to implement our business plan. Any disruption in our payment processing capabilities could materially adversely affect our business, financial condition, and results of operations

Our strategy to expand internationally will be subject to increased challenges and risks; our growth prospects and market potential will depend on our ability to operate in a number of jurisdictions and if we fail to do so our business, financial condition, results of operations and prospects could be impaired.

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
•compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content and consumer protection;
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
•the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges and integrating and reporting results for acquired companies that have not historically followed GAAP;
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

Various government and consumer agencies have called for new regulation and changes in industry practices and are continuing to review the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In the United States, there are numerous federal and state privacy laws, data breach notification laws, and consumer protection laws. For example, the State of California’s passage of the CCPA, which went into effect on January 1, 2020, created new privacy rights for consumers residing in the state. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for the California Attorney General to impose civil penalties and also provides a privacy right of action for certain data breaches. California voters also recently passed the California Privacy Rights Act (“CPRA”), which went into effect on January 1, 2023. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered companies and expanding California consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. Other states such as Virginia have also adopted similar privacy laws that became enforceable in 2023, or are considering adopting similar data protection laws, which may go into effect throughout 2025 and beyond. In addition, laws in all 50 states require businesses to provide notice to consumers whose personal information has been disclosed as a result of a data breach. There is also increased attention being given to the collection of data from minors. For instance, the Children’s Online Privacy Protection Act (“COPPA”) requires companies to obtain parental consent before collecting personal information from children under the age of 13.

We are also subject to international laws, regulations and standards in many jurisdictions, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the GDPR, which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and added a broad array of requirements for handling personal data. The European Union (“EU”) member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning data transparency and consent, the overall rights of individuals to whom the personal international data relates, the transfer of personal data out of the European Economic Area ("EEA") or the United Kingdom, security breach notifications restrictions and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. Recent legal developments in Europe have created further complexity and uncertainty regarding transfers of personal data from the EEA and the United Kingdom to the United States. In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to the United States. While the CJEU upheld the adequacy of standard contractual clauses, a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Further, the United Kingdom’s decision to leave the EU has created uncertainty with regard to data protection regulation in the United Kingdom. As of January 1, 2021, we are also subject to the UK GDPR and UK Data Protection Act of 2018, which retain the GDPR in the United Kingdom’s national law. These laws require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses and other mechanisms cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we do business, the geographical location or segregation of our relevant operations, and could adversely affect our financial results.

Compliance with GDPR, CCPA, COPPA and similar legal requirements has required us to devote significant operational resources and incur significant expenses. We expect the number of jurisdictions adopting their own data privacy laws to increase, which will require us to devote additional significant operational resources and incur additional significant expenses related to our compliance, monitoring, and control obligations and will also increase our exposure to risks of claims by our players that we have not complied with all applicable data privacy laws.

We strive to comply with applicable laws, policies, legal and contractual obligations and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. It is also possible that new laws, policies, legal obligations or industry codes of conduct may be passed, or existing laws, policies, legal obligations or industry codes of conduct may be interpreted in such a way that could require us to take further compliance steps and/or could prevent us from being able to offer services to citizens of a certain jurisdiction or may make it costlier or more difficult for us to do so. Any failure or perceived failure by us to comply with our privacy policy and terms of service, our privacy-related obligations to players or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other player data, may result in governmental enforcement actions, investigations, litigation or public statements against us by consumer advocacy groups or others and could cause our players to lose trust in us, which could have an adverse effect on our business, financial condition, results of operations, reputation or prospects. Additionally, if third parties we work with, such as players, vendors or developers violate applicable laws or our policies, such violations may also put our players’ information at risk and could in turn have an adverse effect on our business, financial condition, results of operations, reputation or prospects.

Our data practices are subject to a complex and evolving framework of federal, state, and international privacy, data protection, and security laws, including the GDPR, UK GDPR, CCPA, CPRA, COPPA, and similar laws in other jurisdictions. Failure, or perceived failure, to comply with applicable privacy and data protection laws, contractual commitments, or our own policies—or any actual or suspected data breach or misuse of personal information—could result in regulatory investigations, litigation, fines, penalties, loss of player trust, and reputational harm. In particular, international data transfer restrictions and heightened enforcement of data protection requirements in the United States, European Union, and United Kingdom could increase our compliance burden, limit our ability to operate efficiently across markets, and materially and adversely affect our business, financial condition, results of operations, and reputation.

Failure to obtain, maintain, protect or enforce our intellectual property rights could harm our business, results of operations, financial condition and prospects.

Our success depends in part on our ability to protect our intellectual property, including our proprietary technology, content, brand, and know-how. We rely on a combination of copyrights, patents, trademarks, trade secret laws, and contractual protections, but these measures may be insufficient to prevent unauthorized use, infringement, misappropriation, or disclosure of our intellectual property. We may not be able to detect or effectively enforce against all violations, and any litigation to protect our rights could be costly, time-consuming, and uncertain in outcome. Intellectual property laws may offer less protection in certain jurisdictions, and our existing or future applications may not result in enforceable rights.

We may also face claims that our products, technologies, or content infringe or misappropriate the rights of others, which could result in costly disputes, damages, injunctions, or requirements to modify our offerings or obtain licenses on unfavorable terms. Failure to adequately protect our intellectual property or to avoid infringement claims could harm our competitive position, reputation, business, financial condition, and results of operations.

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

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners. However, we cannot guarantee that we have entered into such agreements with each party who has developed intellectual property on our behalf of each party that has or may have had access to our confidential information, know-how and trade secrets and cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. Moreover, these agreements may not provide an adequate remedy for breaches or in the event of unauthorized use or disclosure of our confidential information or technology or infringement of our intellectual property. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret or know-how is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, trade secrets and know-how can be difficult to protect and some courts inside and outside the United States are less willing or unwilling to protect trade secrets and know-how. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us, which could harm our competitive position, business, financial condition, results of operations, and prospects.

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

We have experienced net losses in each period since inception. As of December 31, 2024, we had an accumulated deficit of $1,021.3 million. The industry in which we operate is highly competitive, rapidly changing (including changes with respect to advancements in artificial intelligence), and relies heavily on continually introducing compelling content, products and services. As such, if we, in combination with our third-party developers, fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue growth, overall revenue or user metrics may decline, and our operating results will suffer.

In addition, our operating margin may experience downward pressure as a result of increasing competition, increased user acquisition costs and the other risks discussed in this Annual Report. We expect to continue to expend substantial financial and other resources on expanding our developer and consumer base, our technology, the expansion of our platform, and marketing. Our operating costs will increase and our operating margins may decline if we do not effectively manage costs, launch new products on schedule that monetize successfully and enhance the games featured on our platform. We rely primarily on digital advertising networks to acquire new users to the platform. Increases in digital advertising costs, including on a per user basis, could have a material adverse effect on our business, financial condition and results of operations, including on our ability to achieve profitability. Neither our user acquisition costs nor our lifetime customer value are assured, and thus we cannot assure you that this ratio will not further decline over time. In addition, we cannot assure you that digital advertising costs will not continue to increase in 2025 or any other future period.

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

We have experienced rapid growth since our inception, which has increased the complexity of our operations and placed significant demands on our management, personnel, systems, and internal controls. Continued expansion may strain our resources, and our existing infrastructure, procedures, and controls may not be sufficient to support future growth. Failure to effectively manage operational scaling, upgrade our technology and financial systems, or hire and retain qualified personnel could result in inefficiencies, service disruptions, or loss of users, any of which could adversely affect our business, financial condition, and operating results.

In addition, maintaining an engaged, diverse, and inclusive workforce is critical to our innovation and long-term success. Misalignment between organizational values and employee expectations, or failure to effectively manage evolving social, cultural, or diversity priorities, could harm morale, productivity, and retention, and damage our reputation. As our organizational structure becomes more complex, we strive to implement consistent policies and controls across regions. If we fail to do so, or if future restructuring or reductions in force produce unintended attrition, lower morale, or reputational harm, our ability to attract and retain talent and achieve operational objectives could be materially and adversely affected.

The growth and success of our business will depend on the performance of the current and future employees of Skillz, including certain key employees. Recruitment and retention of these individuals is vital to growing our business and meeting our business plans. The loss of any of our key executives or other key employees could harm our business.

Our ability to compete and grow depends heavily on the efforts and talents of our employees and senior management, including our Co-Founder and Chief Executive Officer, Andrew Paradise. The loss of Mr. Paradise or other key members of our leadership team could disrupt our operations and adversely affect our business, financial condition, and results of operations. We do not maintain key-person insurance or long-term employment agreements with our senior executives. We have recently experienced several management transitions, including changes in our Chief Financial Officer, Chief Accounting Officer, Chief Strategy Officer, Corporate Controller, and General Counsel roles, and we continue to recruit for certain key positions. Executive transitions and related succession activities may result in operational disruption, loss of institutional knowledge, and difficulty attracting or retaining other key personnel.

Our success also depends on our ability to attract, develop, and retain highly skilled employees in a competitive labor market, particularly engineers, product managers, and data scientists. Ongoing turnover, competition for talent, and market uncertainty have placed significant demands on our organization. If we fail to attract or retain qualified personnel, our ability to execute our strategic and operational objectives could be impaired. Additionally, volatility in our stock price or changes in equity compensation practices may reduce the effectiveness of our incentive programs and increase employee attrition. Any failure to effectively recruit, retain, and motivate key executives and employees could materially and adversely affect our business, financial condition, results of operations, and prospects.

We have been and continue to be party to litigation and we may be subject to future litigation in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business.

We are, and in the future may again become, involved in claims, suits, government investigations, and proceedings with various plaintiffs arising in the ordinary course of our business, including actions with respect to intellectual property claims, privacy, data protection or law enforcement matters, tax matters, labor and employment claims, commercial and acquisition-related claims and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted. Regardless of their outcomes, such legal proceedings can have an adverse impact on us in light of legal costs, diversion of management and other personnel, and other factors. It is possible that a resolution of one or more such proceedings could result in liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, financial condition, and results of operations.

Additionally, we are, and in the future, may again become, involved in claims, suits and proceedings with various parties. As a result of such litigation, we are, and int the future may again become party to various settlement agreements pursuant to which the parties agree we have the right to recover cash settlement amounts. However, we may not be able to collect such settlement amounts on a timely basis or at all, especially during periods of macroeconomic uncertainty. Difficulties in enforcing settlement agreements and collecting settlement amounts could have a material adverse effect on our business, financial condition and results of operations.

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

The requirements of being a public company, including compliance with the Exchange Act and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), may strain our resources and divert management’s attention, the increases in legal, accounting and compliance expenses may be greater than we anticipate, and there can be no assurance that we will continue to satisfy these obligations.

In December 2020, we became a public company, and as such, have incurred, and will continue to incur (and particularly now that we are no longer an “emerging growth company”), significant legal, accounting and other expenses that Skillz did not incur as a private company. We are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of Sarbanes-Oxley and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of the NYSE, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. In addition, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We have incurred and expect to incur in the future significant expenses and devote substantial management effort toward the remediation of material weaknesses. We will need to hire additional accounting and financial staff, and engage outside consultants, all with appropriate experience and technical accounting knowledge and maintain an internal audit function, which will increase our operating expenses.

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

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. During the year ended December 31, 2024, we did not repurchase any of our outstanding 2021 Senior Secured Notes. However, we repurchased $19.3 million of our Class A common stock, including $6.9 million spent to repurchase 979,848 shares of our Class A common stock at $7.00 per share from Wildcat Capital Management, LLC and its affiliates, which together previously held greater than 5% (approximately 6%) of our Class A common stock. These significant outflows may affect our future cash flows negatively. Accordingly, we may need to engage in equity or debt financing to secure additional funds. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Our debt financing (see Risks Related to Our Indebtedness) involves offering additional security interests and undertaking restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we seek to access additional capital or increase our borrowing, there can be no assurance that financing and credit may be available on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.

Our investment portfolio and our ability to access cash and cash equivalents may become impaired by deterioration of the financial markets.

Our cash equivalent and investment portfolio is invested with a goal of preserving our access to capital, and generally consists of money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds, certificates of deposit and time deposits. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards, permissible allocations of certain sectors and limits our exposure to specific investment types, and we believe our current investment portfolio has a low risk of material impairment. However, volatility in the global financial markets can negatively impact the value of our investments. Investments in some financial instruments may pose risks arising from market liquidity and credit concerns. Lastly, changing circumstances and market conditions, some of which may be beyond our control, could impair our ability to access our existing cash and cash equivalents and investments and to timely pay key vendors and others. For example, in 2023, Silicon Valley Bank (“SVB”) was placed into receivership with the Federal Deposit Insurance Corporation (“FDIC”), which resulted in all funds held at SVB, including our funds held at SVB, being temporarily inaccessible by SVB’s customers. As of December 31, 2024, we had approximately $1.9 million of cash remaining with SVB, which were able to withdraw in March 2025. If other banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, we may be unable to access, and we may lose, some or all of our existing cash and cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC.

Global climate change, the occurrence of an earthquake, other natural disaster or other significant business interruption at or near any of our facilities could cause damage to our facilities and equipment and interfere with our operations.

There is evidence of global climate change, which could present risks to our future operations from natural disasters and extreme weather conditions, such as hurricanes, tornadoes, earthquakes, wildfires or flooding. Such extreme weather conditions could pose physical risks to our facilities and disrupt operation of our third-party developer partners, service providers and our game players and may increase operational costs. Any new climate-related rules, as well as other changes the government might implement, could impose significant new burdens on us and our third-party developer partners and service providers, with significant costs and operational impacts, and adversely impact our ability to maintain our platform and operate successfully.

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
•sales of our Class A common stock;

•repurchases of our Class A common stock, including both repurchases as part of publicly announced programs and outside of such programs;
•share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•impact of the recent elections in the United States; and
•general economic and global market conditions.

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

Additionally, on August 18, 2023, the Board authorized the Company to repurchase, at any time or from time to time but for a period no longer than one year from the date of authorization, shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate purchase price not to exceed $65.0 million (a) on the New York Stock Exchange (the “NYSE”) or any other national securities exchange on which the Common Stock is then traded, (b) pursuant to a plan effected pursuant to Rule 10b5-1 (a “Rule 10b5-1 Plan”) promulgated under the Exchange Act, and/or (c) pursuant to accelerated share repurchase arrangements, tender offers, privately negotiated transactions or otherwise (the “Share Repurchase Program”). On December 5, 2024, the Board ratified the Company’s authority to repurchase up to $41.1 million remaining under the Company’s legacy repurchase program and extended the expiration date until otherwise suspended, terminated or modified at any time for any reason by the Board. The result of this program has an indeterminable impact on our stock price and may not enhance long-term stockholder value. The shares which have been repurchased under the Rule 10b5-1 Plan are held as Treasury Stock and, as such, are available for future reissue.

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

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. As of December 31, 2024, Mr. Paradise controlled 84% of the voting power of our outstanding capital stock. As a result, we are presently a “controlled company” within the meaning of the NYSE corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

Mr. Paradise’s equity interest in us may be diluted due to future equity issuances by us or his own actions in selling shares of Class B common stock in each case, which could result in a loss of the “controlled company” exemption under the NYSE listing rules. We would then be required to comply with corporate governance protections of the NYSE listing requirements described above.

We cannot predict the impact our dual class structure may have on our stock price of our Class A common stock; the dual class structure of our common stock has the effect of concentrating voting power with our Chief Executive Officer and Co-Founder, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

Our dual class common stock structure concentrates significant voting power with our Chief Executive Officer and Co-Founder, Andrew Paradise, which limits other stockholders’ ability to influence key corporate decisions. Shares of our Class B common stock carry 20 votes per share, compared to one vote per share for our Class A common stock. As of December 31, 2024, Mr. Paradise held all outstanding Class B shares, representing approximately 84% of the total voting power of our capital stock on a fully-diluted basis.

As a result, Mr. Paradise can control the outcome of matters submitted to stockholders, including the election of directors, amendments to our charter documents, and approval of mergers or other significant transactions. His interests may not always align with those of other stockholders, and this concentration of control could delay, deter, or prevent a change in control, limit the opportunity for stockholders to receive a premium in connection with a sale of the Company, or otherwise affect the market price of our Class A common stock.

In addition, our dual class structure may result in a lower or more volatile trading price for our Class A common stock or negative investor perception. Certain stock indices exclude companies with multi-class share structures, and funds tracking those indices may be unable to invest in our stock, which could further reduce demand and adversely affect our Class A share price.

Delaware law and provisions in our Fifth Amended and Restated Certificate of Incorporation (our “Charter”) and Amended and Restated Bylaws (our “Bylaws”) could make a takeover proposal more difficult.

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

Alternatively, if a court were to find these provisions of our Charter inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters, which could materially adversely affect our business, financial condition and can result in a diversion of the time and resources of our management and Board.

We have never declared or paid any cash dividends on our capital stock, and we do not intend to pay any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial health and our ability to execute our business strategy.

As of December 31, 2024, the aggregate indebtedness under our senior secured notes was $129.7 million. We expect to maintain significant levels of indebtedness going forward. Our indebtedness could have important consequences including:

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

We receive debt ratings from the major credit rating agencies in the U.S. Factors that may impact our credit ratings include debt levels, planned asset purchases or sales and near-term and long-term production growth opportunities. Our credit rating as of December 31, 2024 was CCC+ from S&P Global Ratings. Liquidity, asset quality, cost structure, reserve mix and other factors could also be considered by the rating agencies. Any downgrade in our credit rating or the ratings of our indebtedness, or adverse conditions in the debt capital markets, could:

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

As of November 3, 2025, we were not in compliance with certain of the covenants in that certain Indenture, dated as of December 20, 2021, between the Company, each of the guarantors party thereto and the Trustee (“Indenture”) as a result of delays in filing our annual financial statements on this Form 10-K and the interim financial statements on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025. As of result of these delays, the Company fell out of compliance with the reporting covenants under the Indenture governing its senior secured notes that require that the Company provide to the trustee and holders of the senior secured notes all quarterly and annual reports required to be filed with the SEC within time periods specified under the Exchange Act. The filing of this Annual Report on Form 10-K will help us restore compliance with a portion of the requirement, and the Company is further taking the necessary steps to file its delayed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 as soon as practicable, in order to regain compliance with the applicable provisions of the Indenture. However, we may not be able to comply with these covenants for any future delays in our periodic reports with the SEC. Such future delays could lead to a default under our instruments governing our indebtedness. In addition, certain holders of our senior secured notes could exercise their rights, and we could be forced into bankruptcy or liquidation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We take a comprehensive approach to cybersecurity risk management. While securing our customers and stakeholders’ data is a top priority, like many companies with a public presence, we are subject to human-targeted and AI-assisted cyberattacks. Our board of directors (the "Board") and our management are involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes and practices designed to assess, identify, and manage material risks from cybersecurity threats. We have devoted significant financial and personnel resources to implement and maintain security measures in an effort to meet regulatory requirements and customer expectations, and we intend to continue to make significant investments in our data and cybersecurity infrastructure. There can be no guarantee that our policies and procedures will be effective, as cyber criminals are becoming more sophisticated and effective every day and increasingly targeting enterprise software companies. Although our Risk Factors include further detail about the material cybersecurity risks we face, we believe that risks from prior cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that such incidents will not materially affect us, including our business strategy, results of operations, or financial condition. For the year ended December 31, 2024, we are not aware of any material cybersecurity incidents that had a significant impact on our operations or financial condition. For more information on our cybersecurity related risks see the risk factor entitled “We rely on information technology (“IT”) and other systems and platforms, and any failures, errors, defects or disruptions in our or our vendors’ or other partners’ systems or platforms could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our business, financial condition, operating results and growth prospects” in Part I, Item 1A Risk Factors of this Annual Report on Form 10-K, above.

Risk Management and Strategy

Our policies, standards, processes and practices designed to assess, identify, and manage material risks from cybersecurity threats are integrated into our overall risk management program. These policies, standards, processes, and practices are based on maintaining a security-in-depth methodology as informed by the National Institute of Standards and Technology (“IST”) Cybersecurity Framework, the International Organization for Standardization (“ISO”)/IEC 27001 and other applicable industry standards. Key controls include: (a) Zero trust network architecture for employee privileged and non-privileged application access (b) Mandatory employee security awareness training and phishing simulations, plus follow-up remedial training if necessary,(c)Periodic third-party network and host vulnerability scans and (d) 24/7 Security Operations Center monitoring all corporate endpoints which escalates to senior engineering resources as necessary for incident response and remediation.

We also maintain a cyber insurance policy to mitigate financial exposure from any security incidents.

Our cybersecurity program in particular focuses on the following key areas:

Collaboration

Our cybersecurity risks are identified and addressed through a comprehensive, cross-functional approach. Key security, risk, and compliance stakeholders meet periodically to develop strategies designed to preserve the confidentiality, integrity and availability of Company and customer information, identify, prevent and mitigate cybersecurity threats, and to attempt to effectively respond to cybersecurity incidents. We maintain controls and procedures that are designed to ensure prompt escalation of certain cybersecurity incidents so that decisions regarding public disclosure and reporting of such incidents can be made by management and the Board in an informed and timely manner.

Risk Assessment

We conduct a cybersecurity risk assessment at least annually that takes into account information from internal resources (e.g., vulnerability scans, incident reporting), known information security vulnerabilities, and information received from external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants).

Technical Safeguards

We periodically assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are periodically evaluated and improved as necessary, based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

Incident Response and Recovery Planning

We have established comprehensive incident response (“IR”) and recovery plans and continue to periodically test and evaluate the effectiveness of those plans. Our IR plan provides our team with strategies for how to respond to incidents appropriately.

Third-Party Risk Management

We have implemented controls designed to identify and mitigate cybersecurity threats associated with our use of third-party service providers. Such providers may be subject to security risk assessments at the time of onboarding, contract renewal, or upon detection of an increase in risk profile, according to our vendor security review process. We use a variety of inputs in such risk assessments, including information supplied by providers and third parties.

Education and Awareness

Our policies require each of our employees to contribute to our data security efforts. We periodically remind and reinforce with our employees the importance of handling and protecting customer and employee data, including through annual privacy and security training designed to enhance awareness of how to prevent, detect, report, and respond to cybersecurity threats. We also conduct periodic phishing training and follow-up with remedial testing and training as necessary.

External Assessments

Our cybersecurity policies, standards, processes and practices are periodically assessed by consultants and external auditors. These assessments include a variety of activities including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. For example, in 2022, 2023 and 2024 we conducted independent cyber maturity assessments to review our controls against portions of the NIST Cybersecurity Framework. We also have achieved PCI SAQ-A Compliance every year since 2019. The results of significant assessments are reported to management, the Board and Audit Committee. Cybersecurity processes are adjusted, as appropriate, based on the information provided from these assessments.

Governance

Our Principal Security Engineer (“PSE”) is responsible for the day-to-day assessment and management of our material cybersecurity risks. Since November 2021 until May 2025, the Principal Security Engineer (the “PSE-1”) that served in this role had more than 18 years of experience in various information technology, cybersecurity and systems engineering roles. PSE-1’s previous experience includes building and leading cybersecurity functions at large enterprises, startups, and research and development centers, as well as leading software teams which were acquired by Fortune 50 enterprises. PSE-1 also had expertise in building and designing secure software, scalable and resilient systems, incident response practices, privacy programs and other critical security disciplines and practice areas. The Principal Security Engineer holds a master's degree in physics and systems engineering. Since May 2025, the Company’s Manager of IT (“PSE-2”) has assumed the responsibilities of the Principal Security Engineer role. With more than 18 years of experience in information technology and over 12 years in IT management across technology-driven and interactive entertainment organizations, PSE-2 has frequently led both IT operations and cybersecurity initiatives, often as the sole technical lead. Responsibilities have included securing infrastructure, implementing security controls, and supporting secure business operations.

To ensure robust oversight, we are establishing a Security Council, led by our Principal Security Engineer, that is comprised of senior leaders, including our Chief Executive Officer, Controller, Chief Financial Officer, and Interim General Counsel. The Security Council has primary management oversight responsibility for assessing and managing risks related to information security, fraud, vendor oversight, data protection and privacy, and our cybersecurity program, as well as responsibility for management of our information security systems.

The Board is responsible for overseeing the Company's enterprise risk. The Security Council reports to the Board on cybersecurity risks.

In addition to our ongoing ordinary course cybersecurity oversight procedures, we also have a security incident response framework in place. We use this incident response framework as part of the process we employ to keep our management and the Board informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. The framework is a set of coordinated procedures and tasks that our incident response team, under the direction of the Security Council, executes in the event of a cybersecurity incident that is designed to provide timely and accurate information flow, escalation for remediation and consideration of public disclosures, and resolution of cybersecurity incidents. Our cybersecurity framework includes periodic compliance assessments with our policies and standards and applicable state and federal statutes and regulations. In addition, we seek to validate compliance with our internal data security controls through the use of security monitoring utilities and internal and external audits. We also conduct annual cybersecurity tabletop exercises, with the intent of validating our IR policies and procedures.

ITEM 2. PROPERTIES

In March 2023, we purchased a new office building in Las Vegas, Nevada, where our principal business operations for in office collaboration of product, operations, and revenue teams are located for our Skillz segment. Since February 2024, the building has been utilized as the Company’s headquarters. We also lease offices in smaller buildings and coworking spaces in major cities. In connection with our acquisition of Aarki in 2021, we assumed leases for a number of offices and coworking spaces around the world, including data centers in the U.S. and Hong Kong and a workspace in the Philippines for our Aarki segment.

In August 2025, we commenced a 36 month lease for office space in Bangalore, India for approximately $35.7 thousand per month with escalations of 6% per annum.

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

On June 23, 2023, the Company effectuated a one-for twenty reverse stock split of its issued and outstanding shares of Common Stock. As a result of the reverse stock split, every 20 shares of issued and outstanding Common Stock were combined and converted into one issued and outstanding share of Common Stock, and the number of authorized shares of Common Stock was reduced proportionately. The par value per share of Common Stock remains unchanged. The Company’s Class A Common Stock began trading on a split-adjusted basis on the NYSE at market open on June 26, 2023. All share and per-share amounts have been retrospectively adjusted to reflect the impact of the reverse stock split.

Holders of our Common Stock

As of November 3, 2025, there were 244 holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of record holders does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Refer to Note 14, “Stock-Based Compensation,” in this Form 10-K.

Unregistered Sales of Equity Securities

None.

Repurchases

The following table provides information about the purchases of our common stock made through the three months ended December 31, 2024:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(b)
October 1, 2024 through October 31, 2024	—	$—	—	$41.1
November 1, 2024 through November 30, 2024	192,273	$5.35	192,273	$40.1
December 1, 2024 through December 31, 2024(a)	1,090,676	$6.80	1,090,676	$32.6
Total	1,282,949	$6.58	1,282,949

(a)     Amounts for the period of December 1, 2024 through December 31, 2024 include amounts repurchased pursuant to two Share Repurchase Agreements with Wildcat Capital Management, LLC and Wildcat Partner Holdings, LP (the “Share Repurchase Agreements”). Pursuant to the Share Repurchase Agreements, the Company agreed to repurchase 961,532 shares of its Class A Common Stock from Wildcat Partner Holdings, LP at a price of $7.00 per share, for a total purchase price of $6.7 million and 18,316 shares of its Class A Common Stock from Wildcat Capital Management, LLC at a price of $7.00 per share, for a total purchase price of $0.1 million
(b)    In August 2023, our Board of Directors approved a share repurchase authorization for up to $65.0 million of our common stock. The share repurchase authorization had a term of 12 months and may be suspended or discontinued by our Board of Directors at any time. On December 5, 2024, our Board of Directors reapproved the Company’s share repurchase program, pursuant to which the Company is authorized to purchase up to $41.1 million of its Class A Common Stock remaining under the Company’s legacy repurchase program and extended the expiration date until otherwise suspended, terminated or modified an any time for any reason by the Board.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Form 10-K. This section generally discusses the results of our operations for the year ended
December 31, 2024 compared to the year ended December 31, 2023. For a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022, please refer to Part II, Item 7, “Management’s Discussion and Analysis of
Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Skillz Inc. (the “Company,” “Skillz,” “we,” “us,” “our,” and “its”). MD&A is provided as a supplement and should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part I, including Note Regarding Forward-Looking Statements and Item 1A, “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

Overview

We operate a marketplace that connects the world through competition, serving both developers and users. Our platform enables fair, fun and competitive gaming experiences and the trust we foster with users is the foundation upon which our community is built.

For the year ended December 31, 2024, the platform had over 816 thousand monthly active users (“MAUs”) and hosted an average of over 1.1 million daily tournaments, including an average of approximately 405 thousand paid entry daily tournaments, offering over $41.2 million in prizes each month.

Our technological capabilities provide the tools necessary for developers to compete in the marketplace. Our software development kit (“SDK”) allows developers to monitor, integrate and update their games seamlessly over the air. We ingest and analyze hundreds of data points from each game play session, enhancing our data-driven algorithms and LiveOps systems. Moreover, we have developed a platform enabling fun, fair and meaningful competitive gameplay.

The following supplemental financial information table summarizes key operating metrics for the years ended December 31, 2024 and 2023. These metrics are utilized by management and the Board to evaluate the operating performance of the Company and are key factors that directly impact the Company’s revenue, costs and liquidity. Accordingly, we believe that they provide helpful supplemental information to investors in evaluating our operating results.

	Year Ended December 31,
	2024	2023
Gross marketplace volume (“GMV”) (000s)(1)	$608,248	$963,580
Paying monthly active users (“PMAUs”) (000s)(2)	118	179
Monthly active users (“MAUs”) (000s)(3)	816	1,045
Average GMV per paying monthly active user(4)	$429.6	$448.8
Average GMV per monthly active user(5)	$62.1	$76.9
Average revenue per paying monthly active user (“ARPPU”)(6)	$66.6	$70.0
Average revenue per monthly active user (“ARPU”)(7)	$9.6	$11.9
Paying MAU to MAU ratio	14%	17%
Average end-user incentives, included as sales and marketing expense, per paying active user(8)	$25.94	$30.09
Average end-user incentives, included as sales and marketing expenses, per playing active user(9)	$3.76	$5.15

(1)    “GMV” or “Gross Marketplace Volume” represents the total entry fees paid by users for contests hosted on Skillz’s platform. Total entry fees include entry fees paid by end-users using cash deposits, prior winnings from end-users’ accounts that have not been withdrawn and end-user incentives used to enter paid entry fee contests.
(2)    “Paying Monthly Active Users” or “PMAUs” represent the number of end-users who entered into a paid contest hosted on Skillz’s platform at least once in a month, averaged over each month in the period.
(3)    “Monthly Active Users” or “MAUs” represent the number of playing end-users who entered into a paid or free contest hosted on our platform at least once in a month, averaged over each month in the period.
(4)    “Average GMV Per Paying Monthly Active User” represents the average GMV in a given month divided by Paying MAUs in that month, averaged over the period.
(5)    “Average GMV Per Monthly Active User” represents the average GMV in a given month divided by MAUs in that month, averaged over the period.
(6)    “Average Revenue Per Paying Monthly Active User” or “ARPPU” represents the average revenue in a given month divided by Paying MAUs in that month, averaged over the period and does not include a deduction for end-user incentives, which are included in sales and marketing expenses.
(7)    “Average Revenue Per Monthly Active User” or “ARPU” represents the average revenue in a given month divided by MAUs in that month, averaged over the period and does not include a deduction for end-user incentives, which are included in sales and marketing expenses.
(8)    Amount reflects the average end-user incentives included in sales and marketing expenses in a given month divided by PMAUs in that month, averaged over the period.
(9)    Amount reflects the average end-user incentives included in sales and marketing expenses in a given month divided by MAUs in that month, averaged over the period.

Over the course of the fiscal years ending December 31, 2024 and 2023, our focus was on driving higher efficiency from our marketing investment by (1) reducing spend on low-return engagement marketing programs, which we expect will result in lower engagement marketing as a percentage of revenue and (2) driving UA efficiency by optimizing spend across networks, and driving higher organic traffic. To the extent we reduce engagement marketing spend, we expect to reduce our Bonus Cash end-user incentives in proportion to such overall engagement marketing reduction.

Trends and Developments Impacting our Business

Trends

Engagement marketing is a sales and marketing expense representing rewards and awards that developers do not have a valid expectation of being offered to end-users to engage on our platform. Engagement marketing may be impacted by end-user incentives, which include Bonus Cash that could only be used to enter into paid contests.

User acquisition (“UA”) marketing is a sales and marketing expense to acquire new paying users to our platform. UA marketing spend during fiscal year 2024 was approximately $18.4 million, as compared to approximately $29.4 million in fiscal year 2023. The reduction in UA marketing and engagement marketing expenses in fiscal year ending December 31, 2024 compared to 2023 has resulted in a substantial reduction in revenue and is expected to continue to result in a reduction in revenue. We are currently unable to reasonably estimate the quantitative impact, or range of impact, that reductions in UA marketing and engagement marketing will have on forward-looking revenue as a result of the number of interrelated factors impacting revenue, including, but not limited to, retention of existing users on the platform, ARPPU, efficacy of various engagement marketing programs on existing users, elasticity of the digital advertising supply curve, and impact of varying levels of player liquidity on the existing user ecosystem.

Developments

Tether Litigation

As previously disclosed, on August 29, 2025, we received a Notice from Tether indicating that Tether is terminating all of its various agreements with us, including our terms or services, effective as of September 1, 2025. Tether’s Notice provides that Tether is terminating the Tether Agreements for convenience, while also asserting grounds for termination for cause (effective September 28, 2025) in the event its termination for convenience is not held as effective by a competent tribunal. We believe the termination notice to be invalid and in breach of Tether’s obligations under the Tether Agreements.

Certain of the Tether Agreements restrict the removal of Tether’s top two games, Solitaire Cube and 21 Blitz, from the Company’s platform for at least 18 months following termination. During the post-termination period, Skillz has the option, but not the obligation, to host paid competitions for such games on the platform. For the year ended December 31, 2024, Tether accounted for 45% of our revenue. If we are unable to negotiate new terms with Tether or, as applicable with other developers, or if any new terms are less favorable to us, or if our litigation against Tether is unsuccessful, and these games were to be removed from our platform and we are unable to identify and market suitable replacements, there may be a material adverse effect on our business and results of operations

Following receipt of the Notice, on September 1, 2025, we filed suit in the Court of Chancery of the State of Delaware, seeking injunctive and declaratory relief in relation to Tether’s breach of the Tether Agreements. The Company is also disputing Tether’s allegations with respect to the grounds for termination of the Tether Agreements for cause. We intend to defend our position, but can provide no assurances regarding the outcome of the claim and the impact it may have on our business. See the risk factor entitled “Historically, a limited number of games have accounted for a substantial portion of our revenue. If these games were to become less popular or be removed from our platform and we are unable to identify and market suitable replacements, our business and prospects could suffer” in Part I, Item 1A, Risk Factors of this Annual Report on Form 10-K for additional information on risks related to Tether’s Notice. The removal of Solitaire Cube and 21 Blitz contrary to the terms set forth in the agreements and/or before Skillz can provide a suitable replacement to such games may cause a material adverse effect on our platform business and results of operations

Extension for Continued Listing on the New York Stock Exchange

On April 2, 2025, we received a notice from the NYSE indicating that we are not in compliance with the NYSE’s continued listing requirements under the timely filing criteria outlined in Section 802.01E of the NYSE Listed Company Manual as a result of our failure to timely file this Annual Report on Form 10-K. The NYSE informed us that, under the NYSE’s rules, we had six months to file this Annual Report on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”) and that the NYSE will continue to list our shares on the NYSE provided that we regain compliance with Section 802.01E within the initial six-month cure period.

We presented a compliance plan to the NYSE in September 2025 to request an additional extension period for continued listing of our Class A common stock on the NYSE (the “Additional Cure Period”) in order for us to complete and file this Annual Report on Form 10-K, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025, and any subsequent delinquent SEC quarterly filings (the Quarterly Reports on Form 10-Q together with this Annual Report on Form 10-K, collectively, the “Delayed Filings”), and regain compliance with the NYSE’s continued listing requirements.

On September 25, 2025, the NYSE granted our request for an Additional Cure Period and agreed to provide us with an extension to continue our listing on the NYSE through December 17, 2025, subject to ongoing reassessment by the NYSE and provided that we become current with our SEC filings by such date.

Papaya Litigation

On October 28, 2025, the court denied Papaya’s motion for summary judgment as to Skillz’s claims against Papaya. The Court also denied Papaya’s motion to exclude Skillz’s consumer and damages experts. The court’s rulings on Skillz’ motion for summary judgment as to Papaya’s counterclaims against Skillz, and Papaya’s experts are still pending (see Note 10, Commitments and Contingencies).

Items Impacting Comparability of Results of Operations and Financial Condition

Our Financial Statements included in this report reflect the following additional items impacting the comparability of results of operations and financial condition during the fiscal year 2024:

•In connection with a dispute with a former employee, the Court of Appeals issued its decision, affirming the judgment of $4.4 million, with an additional $2.3 million for a total award of $6.7 million. The Court of Appeals also affirmed the dismissal of the wrongful termination and retaliation claims, holding that stock options are not wages. The Court of Appeal’s decision became final, non-appealable and enforceable.
•A vendor and the Company settled a dispute. In exchange for mutual releases of all claims, the Company paid the vendor $2.75 million in March 2025, $2.75 million of which has been accrued for in fiscal year 2024, (see Note 19, Subsequent Events).
•A vendor and the Company agreed to mediate a dispute that resulted in a settlement where the Company agreed to pay the vendor $533 thousand, which represented the past due balances for year one and year two of the agreement that were fully accrued as of December 31, 2024 (see Note 19, Subsequent Events).
•The Company and a lessor of its former headquarters in San Francisco mutually agreed to terminate a lease. In exchange for the mutual releases, the Company paid the lessor a lump sum payment of $14,000,000 in fiscal year 2025. The loss on termination of the operating lease of $0.4 million represented the difference between the settlement amount and the carrying value of the lease obligation and was recorded during the fiscal year 2024.
•A federal jury in San Jose, California issued a verdict in favor of Skillz in a patent infringement action Skillz brought against a privately-held mobile gaming company, AviaGames (“Patent Case”). Skillz, Big Run, and AviaGames entered into a settlement agreement with respect to both the Patent Case and Unfair Competition Case pending against AviaGames (the “Litigation Settlement”). In exchange for dismissal of both actions and other settlement terms, AviaGames agreed to pay Skillz and Big Run a total of $80.0 million. The Company and Big Run Studio entered into a Side Letter Agreement providing that a portion of the AviaGames settlement funds allocated to Big Run Studio be utilized to repay the outstanding principal and accrued interest under the Loan and Security Agreement totaling $2.0 million (see Note 5, Balance Sheet Components). The Company and Big Run collectively received $50.0 million from AviaGames pursuant to the settlement agreement. Of the $50.0 million received, Skillz received $48.0 million, $2.0 million of which was for settlement of the amount outstanding under the Loan and Security Agreement with Big Run. Beginning in March of 2025, AviaGames is required to pay Skillz an additional $7.5 million annually over a four-year period as royalty payments for AviaGames’ license of the applicable patent and its patent family; no portion of these payments are due to Big Run (see Note 5, Balance Sheet Components and Note 10, Commitments and Contingencies). During the year ended December 31, 2024, the Company recorded a gain from the Litigation Settlement netting $46.0 million consisting of the gross payment of $48.0 million less the $2.0 million received for satisfaction and settlement of the Loan and Security Agreement. The Company will record the $7.5 million payments to be received in March 2025, 2026, 2027 and 2028 as a gain upon receipt of each payment.
•In connection with the Company’s De-SPAC litigation, Skillz filed suit against its insurance carrier for D&O insurance coverage and on January 17, 2025, the insurance carrier agreed to contribute a total of $9,750,000 to the Company in connection with this matter’s settlement agreement. The parties involved with the De-SPAC litigation executed a term sheet to settle the action in principle for $10 million, subject to completing settlement documentation and obtaining court approval. As the successor to Flying Eagle, the defendant in the De-SPAC litigation, Skillz is obligated to indemnify and pay legal costs of the Individual D&O Defendants of Flying Eagle in their capacities as such in connection with this action and, as such recorded an expense of $10 million, offset by the insurance proceeds of $9.75 million, which is reflected in general and administrative expenses for the year ended December 31, 2024. The

Company recorded the insurance recovery proceeds as an offset to general and administrative expenses for the year ended December 31, 2024 (see Note 19, Subsequent Events).

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

The following table summarizes additional components of GMV, including average GMV per active user and average GMV per paying active user for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
As a percentage of GMV(%)
Prior winnings (1)	81%	81%
Cash deposits (2)	13%	11%
End-user incentives (3)	6%	8%
As components of average GMV per paying monthly active user ($)
Prior winnings	$350.0	$364.1
Cash deposits	$54.4	$52.9
End-user incentives	$30.8	$31.8
As components of average GMV per monthly active user ($)
Prior winnings	$50.6	$62.4
Cash deposits	$7.9	$9.1
End-user incentives	$4.5	$5.5

(1)    ‘Prior winnings’ include cash and Bonus Cash that are in the end-user’s account as a result of winnings from competitions. For the year ended December 31, 2024, prior winnings from cash and Bonus Cash were 84% and 16%, respectively. For the year ended December 31, 2023, prior winnings from cash and Bonus Cash were 83% and 17%, respectively.
(2)    ‘Cash deposits’ represent currency deposits into the end-user’s Skillz account during the respective period.
(3)    ‘End-user incentives’ are based on amounts recorded as a reduction of revenue or sales and marketing expenses during the respective period. End-user incentives primarily consist of (i) Bonus Cash, (ii) Ticketz (which can be redeemed for Bonus Cash) and (iii) promotional offers. Bonus Cash relates to all Bonus Cash that has been lost during the period (i.e., when the related cost has been incurred by the Company). Refer to Note 2, Summary of Significant Accounting Policies, of our consolidated financial statements for further information.

The following are key elements of our financial model:

•The scale, growth and engagement of the users — As we continue to acquire users, our ability improves to match comparable players, on both skill level and tournament template, in a fair and timely manner. Better matching leads to stronger engagement and the ability to create larger tournaments with more profitable take rates. This creates a stickier, more engaging, and continuously improving experience for our players, which in turn attracts more players to our platform, creating a positively reinforcing cycle leading to ever-improving gaming experiences.
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
•Product-first philosophy and data science capabilities — We have built a culture that puts product first, driving our impact with users and developers and then scaling marketing investment. Our easy-to-integrate SDK contains hundreds of features in a small package which allows for over-the-air upgrades. Our intuitive Developer Console dashboard enables our developers to rapidly integrate and monitor the performance of their games. Our LiveOps system enables us to manage and optimize the user experience across the thousands of games on our platform. We collect hundreds of data points during each gameplay session to feed our big data assets which augment all elements of our platform. Our key data science technologies drive our player rating and matching, anti-cheat and anti-fraud, and user experience personalization engine.
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

Key Components of Results of Operations

Revenue

We generate revenue from our two reportable operating segments, Skillz and Aarki.

Skillz Revenue

Skillz provides a service to the game developers aimed at improving the monetization of their game content. The monetization service provided by Skillz allows developers to offer multi-player competition to their end-users which increases end-user retention and engagement.

By utilizing the Skillz monetization services, game developers can enhance the player experience by enabling them to compete in head-to-head matches, live tournaments and leagues and increase player retention through referral bonus programs, loyalty perks, on-system achievements and Bonus Cash. Skillz provides developers with a SDK that they can download and integrate with their existing games. The SDK serves as a data interface between Skillz and the game developers that enables Skillz to provide monetization services to the developer. Specifically, these monetization services include end-user registration services, player matching, fraud and fair play monitoring, and billing and settlement services. The SDK and Skillz monetization services provide the following key benefits to the developers:

•Streamlined game and tournament management allowing players to register with the developer to compete in games for prizes while earning Skillz loyalty perks;
•Fair play in each tournament via the Skillz suite of fairness tools, including skill-based player matching and fraud monitoring;
•Improved end-user retention by rewarding the most loyal players with Ticketz which can be redeemed in the Skillz virtual store and are earned in qualifying matches and can be redeemed for prizes or credits to be used towards future paid entry fee tournaments;
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

Aarki Revenue

Thru its Aarki segment, the Company offers a technology platform (i.e. demand side platform, “DSP”) to source available advertising space from its network of vendors and suppliers, which uses a real-time auction process. The revenue from advertising is recognized over time based on the number of impressions as the performance obligation is satisfied. The Company considers itself the agent of its customer(s). This is due to the Company’s involvement in programmatically placing and sourcing advertisements on behalf of customers via a network of third party publishers. The Company does not, at any time, take ownership of advertising inventory being sourced and placed. Via the DSP, if the Company wins the auction and an impression is served, the customer’s advertisement is displayed on the publisher or supplier’s mobile application.

Management evaluates whether the performance obligation contained in its insertion order (“IO”) is distinct within the context of a customer contract as defined above. We have determined that the nature of our performance obligations to customers is to run their programmatic media campaigns by delivering advertisements to their target audience(s). This is carried out based on parameters and strategies outlined by the customer. This performance obligation to the customer incorporates the following:

•The DSP and related services (i.e., development of campaign strategy, provision of creative services, campaign flighting, performance monitoring and serving of the ads); and
•Sourcing mobile advertising space from the Company’s network of vendors / suppliers.

None of these promises are separately identifiable from each other in the contract, as they are integrated with the DSP to provide the customer a combined output. The output empowers the customer to acquire the most valuable space for their mobile advertising campaign based on a pre-established or maximum budget in the IO. Our customers do not dictate where or how the Company sources advertising space. Likewise, the Company does not take ownership of any inventory before the mobile advertisement is served to the customer.

Costs and Expenses

Cost of Revenue

Our cost of revenue consists of variable costs. These include mainly (i) payment processing fees, (ii) customer support costs, (iii) direct software costs, (iv) amortization of internal use software and (v) server costs.

We incur payment processing costs on user deposits. We also incur costs directly related to servicing end-user support tickets on behalf of the game developer that are logged by users directly within the Skillz SDK. These support costs include an allocation of the facilities expense, such as rent, maintenance and utilities costs according to headcount, needed to service these tickets. We use a third party as our cloud computing service; we incur server and software costs as a direct result of running our SDK in our developers’ games. We also incur costs related to the amortization of intangible assets related to developed technology directly used to produce the Company's products or services.

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

Sales and Marketing

Sales and marketing expenses consist primarily of direct advertising costs, engagement marketing expenses that are not recorded as a reduction of revenue, and UA marketing expenses. Sales and marketing expenses also include allocations based on headcount of rent, maintenance and utilities costs. Personnel related expenses consist of salaries, benefits, and stock-based compensation. We expect sales and marketing expenses will fluctuate both in terms of absolute dollars and as a percentage of revenue in the future.

General and Administrative

General and administrative expenses consist of personnel-related expenses for our corporate, executive, legal, accounting, finance, people operations and other administrative functions, expenses for outside professional services, and an allocation for rent, maintenance and utilities costs, which are allocated based on headcount. Personnel related expenses consist of salaries, benefits, and stock-based compensation. General and administrative expenses also include expenses related to loss contingency accruals for pending legal matters, as applicable.

Results of Operations

Consolidated results should be read in conjunction with segment results discussed below and the segment information provided in Note 17, Segment Reporting to our audited consolidated financial statements included in this Form 10-K.

Comparison for the years ended December 31, 2024 and 2023 (in thousands)

	Year Ended December 31,		2024 to 2023 Change
			Increase/(Decrease)
	2024	2023	$	%
Revenue	$92,865	$152,079	$(59,214)	(39)%
Costs and expenses:
Cost of revenue	13,405	15,379	(1,974)	(13)%
Research and development	16,747	28,148	(11,401)	(41)%
Sales and marketing	76,360	122,855	(46,495)	(38)%
General and administrative	78,856	96,654	(17,798)	(18)%
Gain from litigation settlement	(46,000)	—	(46,000)	—%
Impairment of goodwill and long-lived assets	—	3,335	(3,335)	(100)%
Total costs and expenses	139,368	266,371	(127,003)	(48)%
Loss from operations	(46,503)	(114,292)	67,789	(59)%
Gain on extinguishment of debt	—	15,205	(15,205)	(100)%
Interest income (expense), net	298	(2,852)	3,150	(110)%
Change in fair value of common stock warrant liabilities	11	278	(267)	(96)%
Other (expense) income, net	(530)	540	(1,070)	(198)%
Loss before income taxes	(46,724)	(101,121)	54,397	(54)%
Provision for income taxes	66	239	(173)	(72)%
Net loss	$(46,790)	$(101,360)	54,570	(54)%

Revenue

Revenue decreased by $59.2 million, or 39%, to $92.9 million in 2024 from $152.1 million in 2023. This was primarily due to a reduction in the player base as our monthly active users were 0.8 million in 2024, lower by 0.2 million, or 22%, compared to 1.0 million in 2023. This was commensurate with the decreases in UA marketing and engagement marketing spend of 39% and 44% in 2024, respectively. Beginning in fiscal 2023, the Company reduced user acquisition marketing spend, which is primarily focused on acquiring new players and driving growth in order to improve efficiency and prioritizing profitability over top-line expansion. In parallel, the Company also reduced engagement marketing spend, which is primarily focused on player retention, to eliminate programs that were not profitable on a dollar-for-dollar basis. The Company intentionally reduced spend to achieve better user acquisition efficiency and eliminate lower-return engagement marketing programs. ARPU decreased 19% over the same period.

Cost of Revenue

Cost of revenue decreased by $2.0 million, or 13%, to $13.4 million in 2024 from $15.4 million in 2023. This was primarily driven by a reduction in customer support personnel and payment processing costs. Cost of revenue as a percentage of revenue increased to 14% in 2024 from 10% in 2023.

Research and Development

Research and development costs decreased by $11.4 million, or 41%, to $16.7 million in 2024 from $28.1 million in 2023. This was primarily driven by a $8.0 million decrease in research and development employee related costs.

Sales and Marketing

Sales and marketing costs decreased by $46.5 million, or 38%, to $76.4 million in 2024 from $122.9 million in 2023. This was primarily due to decreases of 39% and 44% in UA marketing and engagement marketing spend in 2024, respectively, compared to prior periods. This intentional decrease was driven by the strategic decision to prioritize profitability over revenue growth starting in the fiscal year ending December 31, 2023. UA marketing and engagement marketing decreased by $11.5 million and $29.0 million, respectively in 2024 and 2023. Additionally, employee related expenses decreased $3.2 million, or 15% due to a reduction in headcount in the sales and marketing departments during 2024.

General and Administrative

General and administrative costs decreased by $17.8 million, or 18%, to $78.9 million in 2024 from $96.7 million in 2023. This was primarily driven by a $9.3 million decrease in employee related expenses due to a reduction in headcount in general and administrative departments.

Gain on Legal Settlement

During 2024, we received proceeds under the terms of a settlement agreement entered into with AviaGames in connection with certain bot misuse litigation. The recorded gain on legal settlement was $46 million in 2024. Refer to Note 10, Commitments and Contingencies, of the notes to the consolidated financial statements for further discussion.

Impairment of Goodwill and Long-lived Assets

During the year ended December 31, 2024, there was no impairment of goodwill or long-lived assets. During the year ended December 31, 2023, we recorded an impairment of $3.3 million related to goodwill and long-lived assets. The impairment was primarily driven by an investment in non-marketable securities we held of a privately held company on account of significant concerns related to the private company’s ability to continue as a going concern.

Gain on Extinguishment of Debt

During the year ended December 31, 2024, there was no gain on debt extinguishment. The gain on debt extinguishment of $15.2 million for the year ended December 31, 2023 was related to the 2021 Senior Secured Notes. Refer to Note 8, Long-Term Debt, of the notes to the consolidated financial statements for further discussion.

Interest Income (Expense), Net

Interest income, net was $0.3 million in 2024 as compared to interest expense, net of $2.9 million in 2023, a net difference of $3.2 million. This was primarily due to a partial redemption of the 2021 Senior Secured Notes in the second quarter of 2023.

Change in Fair Value of Common Stock Warrant Liabilities

The change in fair value of warrant liabilities decreased by $0.3 million to less than $0.1 million in 2024 from $0.3 million in 2023. Refer to Note 12, Common Stock Warrants, of the notes to the consolidated financial statements for further discussion.

Other (Expense) Income, Net

Other expense, net was $0.5 million in 2024 compared to other income $0.5 million in 2023, a net decrease of $1.0 million. The change was mostly due to the loss on the termination of an operating lease in 2024.

Provision for Income Taxes

The provision for income taxes of $0.1 million in 2024 decreased from $0.2 million in 2023. This was primarily due to a book loss, state taxes and equity award activities, mostly offset by a full valuation allowance on our deferred tax assets.

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

Adjusted EBITDA
“Adjusted EBITDA” is defined as net income (loss), excluding interest income (expense), net; change in fair value of common stock warrant liabilities; other income (expense), net; provision for (benefit from) income taxes; depreciation and amortization; stock-based compensation expense and related payroll tax expense; and certain other non-cash or non-recurring items impacting net loss from time to time, including, but not limited to charges related to impairment of goodwill and long-lived assets, litigation accruals, loss contingency accruals, gains on extinguishment of debt, gains from litigation settlements, restructuring charges and one-time nonrecurring expenses, as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Our management believes Adjusted EBITDA is useful in evaluating its operating performance and is a similar measure reported by publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects. By providing this non-GAAP measure, we intend to provide investors with an additional tool to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, as all companies may not calculate Adjusted EBITDA in the same manner.

In light of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis.

The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(46,790)	$(101,360)
Interest (income) expense, net	(298)	2,852
Provision for income taxes	66	239
Depreciation and amortization	1,665	1,961
Stock-based compensation	30,015	43,692
Change in fair value of common stock warrant liabilities	(11)	(278)
Gain on extinguishment of debt	—	(15,205)
Impairment of goodwill and long-lived assets(1)	—	3,335
Loss contingency accrual(2)	—	(3,524)
Gain from litigation settlement(3)	(46,000)	—
Other expense (income)	530	(540)
Adjusted EBITDA	$(60,823)	$(68,828)
(1)For the year ended 2023, amount includes impairment of goodwill and long-lived assets.
(2)For the year ended 2023, amount represents the settlement of a litigation matter relating to a former employee.
(3)For the year ended 2024, amount represents a gain on legal settlement recorded in connection with proceeds received under the terms of a settlement agreement entered into with AviaGames in connection with certain bot misuse litigation. Refer to Note 10, Commitments and Contingencies, of the notes to the consolidated financial statements for further discussion.

Segment Results

We have two reportable business segments: Skillz and Aarki. We evaluate the performance of our segments based on revenue and Adjusted EBITDA to assess operational performance and identify actions required to improve profitability.

The segment measurements provided to, and evaluated by, the Chief Operating Decision Maker (“CODM”) are described in Note 17 Segment Reporting to our audited consolidated financial statements included in this Form 10-K.

Segment Results for the Years Ended December 31, 2024 and 2023

The following table provides revenue and Adjusted EBITDA on a segment basis.

	Year Ended December 31,		2024 to 2023 Change
			Increase/(Decrease)
	2024	2023	$	%
Skillz Segment Revenue	$82,442	$139,210	(56,768)	(40.8)%
Aarki Segment Revenue	10,876	13,233	(2,357)	(17.8)%
Elimination	(453)	(364)	(89)	(24.5)%
Consolidated Revenue	$92,865	$152,079	(59,214)	(38.9)%

Skillz Segment Adjusted EBITDA	$(53,205)	$(64,998)	11,793	18.1%
Aarki Segment Adjusted EBITDA	(7,618)	(3,830)	(3,788)	(98.9)%
Consolidated Adjusted EBITDA	$(60,823)	$(68,828)	8,005	11.6%

Skillz Segment Results

Segment Revenue of $82.4 million in 2024 decreased $56.8 million, from $139.2 million in 2023 primarily due to a decrease in player base as monthly active users decreased from 1.0 million in 2023 to 0.8 million in 2024.

Segment Adjusted EBITDA loss was $53.2 million in 2024 as compared to a loss of $65.0 million in 2023. The change was primarily due to lower Segment Revenue, partially offset by reduced research and development, sales and marketing and administrative costs, together with a gain settlement.

Aarki Segment Results

Segment Revenue of $10.9 million in 2024 decreased $2.4 million, from $13.2 million in 2023 primarily due to lower advertising revenue.

Segment Adjusted EBITDA loss was $7.6 million in 2024 compared to a loss of $3.8 million in 2023. The change was primarily due to the decline in Segment Revenue.

Liquidity and Capital Resources

As of December 31, 2024, our principal sources of liquidity were our cash and cash equivalents in the amount of $271.9 million, which are primarily invested in money market funds with maturity less than three months.

In December 2021, the Company offered $300.0 million in aggregate principal senior secured notes due 2026 in a private offering. The notes were sold in a private placement to qualified institutional buyers. Annual interest started to accrue from December 20, 2021 at a stated rate of 10.25% and is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The notes mature on December 15, 2026. We used the net proceeds from the offering for general corporate purposes. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, make certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. After giving effect to the September 1, 2022 and the 2023 open market repurchases of our senior secured notes, as of December 31, 2024, $129.7 million of the senior secured notes remained outstanding. We were in compliance with all covenants applicable to our secured notes as of December 31, 2024 and 2023.

Other than as described below with respect to the Company’s noncompliance with certain reporting covenants under the Indenture governing its senior secured notes, the Company has complied with debt covenant requirements that could have a material impact on debt classification in the event of non-compliance. In light of delays in the filing of our annual financial statements on this Form 10-K and the interim financial statements on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, the Company fell out of compliance with the reporting covenants under the Indenture governing its senior secured notes that require the Company provide to the trustee and holders of the senior secured notes all quarterly and annual reports required to be filed with the SEC within the time periods specified under the Exchange Act. As such, on September 30, 2025, the Company received a notice of default from the trustee of the senior secured notes. The filing of this Annual Report on Form 10-K will help us restore compliance with a portion of this requirement and the Company is further taking the necessary steps to file its delayed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 as soon as practicable, in order to regain compliance with the applicable provisions of the Indenture. For additional information, see Note 19. Subsequent events.

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

The following table provides a summary of cash flow data (in thousands):

	Year Ended December 31,
	2024	2023
Net cash used in operating activities	$(7,074)	$(71,758)
Net cash (used in) provided by investing activities	$(1,377)	$168,301
Net cash used in financing activities	$(21,654)	$(149,951)

Cash Flows from Operating Activities

Our cash flows from operating activities are significantly affected by the growth of our business primarily related to research and development, sales and marketing, and general and administrative activities. Our operating cash flows are also affected by working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable and other current assets and liabilities.

Net cash used in operating activities was $7.1 million for the year ended December 31, 2024. The most significant component of our cash used during this period was a net loss of $46.8 million which was partially offset by non-cash expenses of $30.0 million related to stock-based compensation and net cash inflows of $6.1 million from changes in operating assets and liabilities. The net cash outflows from changes of operating assets and liabilities were primarily the result of other accruals and liabilities of $7.2 million, accounts payable of $7.0 million, and accounts receivable of $0.8 million, partially offset by prepaid expense and other current assets of $8.7 million and operating lease liabilities of $0.3 million.

Net cash used in operating activities was $71.8 million for the year ended December 31, 2023. Cash used in operating activities during this period comprised of a net loss of $101.4 million, the gain on debt extinguishment of $15.2 million related to the open market repurchase of our senior secured notes during the second quarter of 2023 and net cash outflows of $7.2 million from changes in operating assets and liabilities. These were partially offset by non-cash expenses of $43.7 million related to stock-based compensation. The net cash outflows from changes of operating assets and liabilities were primarily the result of decrease in other accruals and liabilities of $4.3 million, an increase in prepaid expense and other current assets of $1.8 million and a decrease in operating lease liabilities of $2.1 million. This was offset by a decrease in accounts receivable, net of $1.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.4 million for the year ended December 31, 2024. The net cash used in investing activities was primarily driven by capitalization of software development costs of $1.8 million, partially offset by $1.1 million in proceeds from sales of marketable securities.

Net cash provided by investing activities was $168.3 million for the year ended December 31, 2023. The net cash provided by investing activities included $57.6 million in proceeds from sales of marketable securities and $126.0 million in proceeds from maturities of marketable securities.

Cash Flows from Financing Activities

Net cash used in financing activities was $21.7 million for the year ended December 31, 2024, which was primarily due to $19.3 million for the repurchase of common stock and net proceeds from exercise of common stock options and issuance of common stock of $1.4 million.

Net cash used in financing activities was $150.0 million for the year ended December 31, 2023, which was primarily due to $13.0 million for the repurchase of common stock and $135.9 million in principal payments on the extinguishment of debt.

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations.

Leases

We have operating lease arrangements for office space, and finance lease agreements for certain network equipment. As of December 31, 2024, we had lease payment obligations of $15.1 million, with $3.2 million payable within 12 months (see Note 9, Leases for additional information).

Long-Term Debt

The Company’s long-term debt consists of the 2021 Senior Secured Notes. The total principal amount of $129.7 million, gross of discount and issuance costs, net, is due on December 15, 2026 (see Note 8 Long-Term Debt for additional information).

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

We believe that of our significant accounting polices, which are described in Note 2 of the notes to the consolidated financial statements, the following accounting policies and estimates involve a heightened degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

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

Revenue from Entry Fees

The Company applies the five-step model to achieve the core principle of ASC 606. The Company determined that its customer in the provision of its technology platform and services is the game developer. The Company’s ordinary activities consist of providing game developers services through access to its technology platform using the Skillz SDK. The SDK acts as an application programming interface enabling communication of data between Skillz and the game developers, which when integrated with the developer’s game content, facilitates end-user registration into competitions, managing and hosting end-user competition accounts, matching players of similar skill levels, collecting end-user entry fees, distributing end-user prizes, resolving end-user disputes pertaining to their participation in competitions, and running marketing campaigns (collectively, “Monetization Services”).

The Company provides Monetization Services to game developers through its multi-player platform, which enables them to offer competitive games featuring both virtual and real prizes to their end-users. The majority of competitions—approximately 80%—are free to play, and competition on the platform is inherently social, designed to drive engagement and retention among players. These activities are not distinct from each other, as the Company provides an integrated service that allows developers to deliver the complete competitive gaming experience to their end-users, and therefore they do not represent separate performance obligations. The Company is entitled to a revenue share based on total entry fees for paid competitions, regardless of how they are paid, net of end-user prizes (i.e., winnings from the competitions) and other costs to provide the Monetization Services. Entry fees used to enter paid competitions can include net cash deposits, cash from prior winnings, and end-user incentives. The game developers earn monthly revenue share from end-users, calculated based on end users’ paid entry fees attributable to their games as a percentage of total entry fees. End-user incentives are not paid for by game developers. In addition, the Company accounts for end-user incentives either as a reduction of revenue or as sales and marketing expenses (as noted below).

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

Games provided by two developer partners accounted for 71% and 73% of the Company’s revenue for the years ended December 31, 2024 and 2023, respectively. Total revenue from entry fees was $80.4 million and $134.5 million for the years ended December 31, 2024 and 2023, respectively.

End-User Incentive Programs

To drive traffic to the platform, the Company provides promotions and incentives to end-users in various forms, including Ticketz and Bonus Cash. Evaluating whether a promotion or incentive is a payment to a customer may require significant judgment. Promotions and incentives which are consideration payable to a customer are recognized as a reduction of revenue at the later of when revenue is recognized or when the Company pays or promises to pay the incentive. Promotions and incentives recorded as sales and marketing expenses are recognized when we incur the related cost.

Our primary end-user incentive is Bonus Cash, which is a promotional incentive that cannot be withdrawn and can only be used by end-users to enter paid-entry fee contests. Bonus Cash used as entry fees for paid Competitions can include newly issued Bonus Cash and / or Bonus Cash returned to end-users from prior winnings. We recognize the cost of Bonus Cash as sales and marketing expenses or a reduction of revenue (as discussed below). When Bonus Cash is used towards entry fees for a paid Competition and is returned to an end-user as winnings, we do not record any additional sales and marketing expenses or reductions to revenue. Likewise, if Bonus Cash is returned to an end-user and is used to enter subsequent competitions, which they continue to win, we do not record any additional sales and marketing expenses or reductions to revenue.

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

Another example of this type of incentive would be the redemption of Ticketz earned via game play for either Bonus Cash or merchandise. The redemption process is managed by Skillz and redemption amounts can be changed at Skillz’ discretion.

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

An example of this type of incentive is limited-time Bonus Cash offers, which are targeted to specific end-users, typically those who deposit more frequently or have not made a deposit recently, via email or in-app promotions. The Company targets groups of end-users differently, offering specific promotions it believes will stimulate engagement. Similar to Bonus Cash earned from the redemption of “Ticketz”, which are virtual currency earned for every competition played based on the amount of the entry fee, or an initial deposit, limited-time Bonus Cash can only be used by end-users to enter future paid entry fee competitions and cannot be withdrawn. The Company also hosts engagement marketing leagues, which run over a period of days or weeks. Prizes are awarded to winners in the form of cash or luxury goods to end-users earning the most medals at the end of the league. End-users accumulate medals by winning Skillz enabled paid entry fee competitions. Skillz determines whether (or not) to run a league, what prizes should be awarded, over what time period the league should run, and to which end-users’ prizes should be paid, all at the Company’s discretion. The parameters vary from one league to the next and are not reasonably known, nor communicated to game developers. League prizes in the form of cash can be withdrawn or applied towards future paid-entry fee competitions.

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

Indirect Tax Liabilities

The Company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions that require management to make various estimates. The Company has indirect tax liabilities totaling $14.9 million and $11.2 million as of December 31, 2024 and 2023, respectively, associated with indirect taxes based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. The Company’s application of the revenue code for indirect taxes in certain jurisdictions, including those within the United States, may be challenged by taxing authorities in those jurisdictions. Any associated assessments may result in additional tax liabilities. The Company does not currently anticipate that any such assessments will result in a material increase in the liabilities.

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

Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Skillz Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated November 6, 2025 expressed an adverse opinion.

Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280). The adoption was retrospectively applied to 2023.

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Classification of end-user incentives
As described further in Note 4 to the consolidated financial statements, the Company primarily derives its revenues by providing monetization services. The Company determined that its customer in the provision of its technology platform and services is the game developer. The monetization services provided by the Company allow game developers to offer multi-player competition to end-users. Efforts by the Company to drive traffic to the game platform involve the offering of promotions and incentives to end-users in various forms. Promotions and incentives that are determined to be consideration payable to a customer are presented as a reduction of revenue, while all other promotions and incentives are presented as sales and marketing expenses. The Company determines which promotions and incentives represent consideration payable to a customer based on its evaluation of whether the game developers have a valid expectation that the promotions and incentives will be offered to end-users. The Company’s determination of a valid expectation is based on an evaluation of all information reasonably available to the game developers regarding the Company’s customary business practices, published policies and specific statements. We identified the classification of end-user incentives as a critical audit matter.

The principal considerations for our determination that the classification of end-user incentives is a critical audit matter are that evaluating the appropriateness of this assessment requires subjective auditor judgment in the application of U.S. GAAP to the specific facts of each incentive program, as well as an increased extent of audit effort in evaluating the completeness and accuracy of information relevant to the assessment.

Our audit procedures related to the classification of end-user incentives included the following, among others.
•We evaluated the appropriateness of the entity’s accounting policy in accordance with U.S. GAAP.
•Read and evaluated certain contracts and terms of service with game developers and end-users.
•Performed corroborative inquiries and confirmed key terms and conditions with selected game developers.
•Inspected publicly available information published on the Company’s website and social media platforms and evaluated the consistency of these information sources with the Company’s assessment.
•Inquired of Company personnel in operational, IT, and strategy roles to evaluate the completeness of incentive programs subjected to the Company’s assessment.
•Engaged in live end-user game play and evaluated whether all incentives earned through game play were accurately included in the Company’s assessment.

Monetization services: use of system-generated audit evidence
As described further in Note 2 to the consolidated financial statements, the Company provides monetization services for game developers’ game content. As disclosed in management’s report on internal control over financial reporting, the Company identified material weaknesses as of December 31, 2024. The material weaknesses included ineffective information technology general controls (ITGCs) in the areas of user access and program change management controls. As a result of the ITGC material weakness, the Company’s related information technology (IT) dependent manual and application controls were also deemed ineffective. The prevention, detection, and correction of material misstatements of the consolidated financial statements is dependent, in part, on management designing and implementing effective ITGCs and related IT dependent manual and application controls related to financial reporting processes. We identified the use of system-generated audit evidence related to the Company’s monetization services as a critical audit matter.

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
•We engaged in live end-user game play during the period and traced the related transactions into the system data.
•We tested reconciliations of end-user net cash deposits and withdrawals during the period from payment processors.
•We tested reconciliations of transactions from the system data to the amounts recorded in the general ledger.
•With the assistance of information technology professionals, we:
◦Inspected relevant IT systems to identify and evaluate financially relevant changes during the audit period;
◦Evaluated the appropriateness of user access for the database of the relevant underlying systems;
◦Identified and inspected the code controlling each transaction type, tested the operating effectiveness and inspected the last modification date of each code configuration to determine that no relevant changes were made to that piece of code during the period; and
◦For code changes identified, inspected the code to determine the change was appropriate.

Assessment of indirect tax liabilities
As described further in Note 10 to the consolidated financial statements, the Company is subject to indirect taxes, including sales and use tax in the United States. There is a high degree of complexity involved in the interpretation and application of indirect tax law to the Company’s activities for certain domestic jurisdictions. Significant judgments are made by management in estimating these liabilities, which include assessing the taxability of services transacted using the Company’s technology solution. We identified the assessment of indirect tax liabilities for certain domestic jurisdictions as a critical audit matter.

The principal consideration for our determination that this matter is a critical audit matter is that management makes significant judgments when determining the indirect tax liabilities for certain domestic jurisdictions, including taxability of services transacted using the Company’s technology solution. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to the indirect tax liabilities. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the assessment of indirect tax liabilities included the following, among others:
•With the assistance of our indirect tax specialists, we evaluated management’s assessment of the indirect tax law enacted by certain taxing authorities as well as their determination regarding taxability of the Company’s services transacted using the Company’s technology solution.
•We inspected correspondence between the Company and certain tax authorities.

•We tested the completeness and accuracy of information used in the indirect tax liabilities calculations related to the underlying sales activity and tax rates.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2023.
San Jose, California
November 6, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Skillz Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Skillz Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weaknesses described in the following paragraphs on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

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

•Ineffectively designed risk assessment process impacting internal control over financial reporting and ineffective monitoring controls. As a result, the Company did not appropriately reassess and adequately design and implement controls over financial reporting, including identification and review of disclosures and monitoring controls, and in providing the appropriate evidence of revenue and reconciliations, budgets, and key elements of the financial close process;
•Ineffective information technology general controls (ITGCs) in the areas of user access and segregation of duties, program change management and program operations over information technology (IT) systems that support the Company’s financial reporting processes were not designed or operating effectively; and
•Ineffectively designed and operating controls due to insufficient documentation of control activities and retention of evidence to demonstrate management’s review, as well as the ineffective implementation of controls to prevent and detect misstatements across several accounting processes, including the financial statement close process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024. The material weaknesses identified above were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated November 6, 2025 which expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

San Jose, California
November 6, 2025

SKILLZ INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares and par value per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$271,923	$302,028
Restricted cash	9,000	—
Accounts receivable, net of allowance for credit losses of $273 and $49 as of December 31, 2024 and 2023, respectively	4,890	5,942
Prepaid expenses and other current assets	17,342	6,721
Total current assets	303,155	314,691
Non-current assets:
Property and equipment, net	16,282	14,549
Operating lease right-of-use assets, net	308	—
Marketable securities, non-current	—	1,125
Non-marketable equity securities	52,768	52,768
Restricted cash, non-current	1,000	10,000
Other non-current assets	755	2,693
Total non-current assets	71,113	81,135
Total assets	$374,268	$395,826
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,799	$1,712
Operating lease liabilities, current	1,544	1,364
Other current liabilities	54,564	46,782
Total current liabilities	65,907	49,858
Non-current liabilities:
Operating lease liabilities, non-current	9,338	10,573
Common stock warrant liabilities, non-current	—	11
Long-term debt, net	125,654	123,935
Other non-current liabilities	333	960
Total non-current liabilities	135,325	135,479
Total liabilities	201,232	185,337
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock $0.0001 par value; 10 million shares authorized — 0 shares issued and outstanding as of December 31, 2024 and 2023	—	—
Common stock $0.0001 par value; 31.3 million shares authorized; Class A common stock – 25.0 million shares authorized; 18.7 million and 18.1 million shares issued; 13.3 million and 15.8 million outstanding as of December 31, 2024 and 2023, respectively; Class B common stock – 6.3 million shares authorized; 3.4 million shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	1,226,642	1,197,963
Accumulated other comprehensive loss	—	(7)
Accumulated deficit	(1,021,258)	(974,468)
Treasury stock at cost, 5.4 million and 2.3 million shares as of December 31, 2024 and 2023, respectively	(32,349)	(13,000)
Total stockholders’ equity	173,036	210,489
Total liabilities and stockholders’ equity	$374,268	$395,826

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for number of shares and per share amounts)

	Year Ended December 31,
	2024	2023
Revenue	$92,865	$152,079
Costs and expenses:
Cost of revenue	13,405	15,379
Research and development	16,747	28,148
Sales and marketing	76,360	122,855
General and administrative	78,856	96,654
Gain from litigation settlement	(46,000)	—
Impairment of goodwill and long-lived assets	—	3,335
Total costs and expenses	139,368	266,371
Loss from operations	(46,503)	(114,292)
Gain on extinguishment of debt	—	15,205
Interest income (expense), net	298	(2,852)
Change in fair value of common stock warrant liabilities	11	278
Other (expense) income, net	(530)	540
Loss before income taxes	(46,724)	(101,121)
Provision for income taxes	66	239
Net loss	$(46,790)	$(101,360)
Net loss per share attributable to common stockholders:
Basic and diluted	$(2.62)	$(4.85)
Weighted average shares outstanding:
Basic and diluted	17,845,771	20,893,085

Other comprehensive income:
Change in unrealized gain on available-for-sale investments, net of tax	$7	$1,556
Total other comprehensive income	$7	$1,556
Total comprehensive loss	$(46,783)	$(99,804)

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except for number of shares)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	21,068,697	1	—	—	1,153,071	(1,563)	(873,108)	278,401
Issuance of common stock upon release of restricted stock units	232,993	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	95,892	—	—	—	89	—		89
Shares withheld related to net share settlement	2,285	—	—	—	(44)	—	—	(44)
Stock repurchased by the Company and held as treasury stock	(2,314,908)	—	2,314,908	(13,000)	—	—	—	(13,000)
Stock-based compensation	—	—	—	—	43,692	—	—	43,692
Stock issued under employee stock purchase plan	98,087	—	—	—	1,155		—	1,155
Other comprehensive income	—	—	—	—		1,556	—	1,556
Net loss	—	—	—	—	—	—	(101,360)	(101,360)
Balance at December 31, 2023	19,183,046	1	2,314,908	(13,000)	1,197,963	(7)	(974,468)	210,489
Issuance of common stock upon release of restricted stock units	420,747	—	—	—	—	—	—	—
Shares withheld related to net share settlement	227,112	—	—	—	(1,438)	—	—	(1,438)
Issuance of common stock upon exercise of stock options	1,801	—	—	—	2	—	—	2
Stock repurchased by the Company and held as treasury stock	(3,101,510)	—	3,101,510	(19,349)	—	—	—	(19,349)
Stock issued under employee stock purchase plan	5,708	—	—	—	28	—	—	28
Stock-based compensation	—	—	—	—	30,087	—		30,087
Other comprehensive income	—	—	—	—		7	—	7
Net loss	—	—	—	—	—	—	(46,790)	(46,790)
Balance at December 31, 2024	16,736,904	1	5,416,418	$(32,349)	$1,226,642	$—	$(1,021,258)	$173,036

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023
Operating Activities
Net loss	$(46,790)	$(101,360)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,665	1,961
Stock-based compensation	30,015	43,692
Gain on extinguishment of debt	—	(15,205)
Accretion of unamortized debt discount and amortization of debt issuance costs	1,719	2,214
Amortization of premium for marketable securities	—	890
Impairment charges of goodwill and long-lived assets	—	3,336
Change in fair value of common stock warrant liabilities	(11)	(278)
Provision for bad debt	221	276
Other, net	—	(259)
Changes in operating assets and liabilities:
Accounts receivable	831	1,235
Prepaid expenses and other assets	(8,683)	(1,840)
Accounts payable	7,022	16
Operating lease liabilities	(298)	(2,138)
Other accruals and liabilities	7,235	(4,298)
Net cash used in operating activities	(7,074)	(71,758)
Investing Activities
Purchases of property and equipment	(668)	(13,236)
Capitalization of software development costs	(1,841)	—
Investment in loan receivable	—	(2,000)
Purchases of marketable securities	(5)	—
Proceeds from sales of marketable securities	1,137	57,553
Proceeds from maturities of marketable securities	—	125,984
Net cash (used in) provided by investing activities	(1,377)	168,301
Financing Activities
Principal payments on finance leases obligations	(869)	(1,096)
Payments for extinguishment of debt	—	(135,855)
Repurchase of common stock	(19,349)	(13,000)
Net proceeds from exercise of stock options and issuance of common stock	(1,436)	—
Net cash used in financing activities	(21,654)	(149,951)
Net change in cash, cash equivalents and restricted cash	(30,105)	(53,408)
Cash, cash equivalents and restricted cash – beginning of year	312,028	365,436
Cash, cash equivalents and restricted cash – end of year	$281,923	$312,028
Supplemental Cash Flow Data:
Cash paid during the period for:
Interest	$13,388	$18,330
Taxes	$183	$400
Non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	$555	—
Stock-based compensation capitalized in software development costs	$71	—

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

1. Description of the Business and Basis of Presentation
Business
Skillz (the “Company” or “Skillz”) operates a competitive multi-player platform, driving the future of entertainment by accelerating the convergence of video games, real world prizes, and media. The Company’s principal activities are to develop and support a proprietary online-hosted technology platform that creates a multi-player system inside of game developer’s games (“Competitions”) to end-players worldwide.

Aarki (“Aarki”) is a subsidiary of the Company and is an artificial intelligence company that delivers advertising solutions to drive revenue growth for mobile app developers. Aarki enables brands to effectively engage audiences in a privacy-first world by using billions of contextual bidding signals coupled with proprietary machine learning and behavioral models. Aarki works with advertisers globally and manages ad requests on mobile devices.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on December 31st of each year.
Reverse Stock Split
On June 23, 2023, the Company effectuated a one-for-twenty reverse stock split of its issued and outstanding shares of Common Stock. As a result of the reverse stock split, every 20 shares of issued and outstanding Common Stock were combined and converted into one issued and outstanding share of Common Stock, and the number of authorized shares of Common Stock was reduced proportionately. The par value per share of Common Stock remains unchanged. The Company’s Class A Common Stock began trading on a split-adjusted basis on the NYSE at market open on June 26, 2023. All share and per-share amounts have been retrospectively adjusted to reflect the impact of the reverse stock split. The Company has retroactively applied the stock split made effective on June 23, 2023, to share and per share amounts on the consolidated financial statements. Accordingly, any information related to or dependent upon the share amounts in the consolidated financial statements has been retrospectively adjusted to reflect the effect of the stock split.

Reclassifications

Certain prior year amounts have been reclassified or changed to conform to the current-year presentation. Such reclassifications had no impact on previously reported net income.

Immaterial Out-Of-Period Adjustments

During the quarter ended December 31, 2024, the Company recorded certain immaterial out-of-period adjustments related to the following:

1.Accounting for indirect taxes: This adjustment related to a prior period change in the calculation of indirect taxes, which resulted in the correction of an understatement to our indirect tax liability and overstatement of revenue of $1.1 million.
2.Accounting for classification of certain incentives: This adjustment resulted in the correction of an overstatement of selling and marketing expense and an overstatement of revenue of $1.7 million.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The Company assessed the materiality of these adjustments on the previously issued financial statements in accordance with SEC Staff Accounting Bulletin Topic 1.M, Materiality and concluded they were not material to the previously issued consolidated financial statements.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the amounts reported in these financial statements and the accompanying notes. Estimates are used in several areas including, but not limited to, end-user incentives, including Bonus Cash and Ticketz accrual, indirect tax liabilities, the fair value of non-marketable securities, and the impairment of long-lived assets. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. The actual results may materially differ from these estimates.
Revenue Recognition
The Company recognizes revenue for its services in accordance with the FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). For additional information see Note 4, Revenue.
Cost of Revenue
Cost of revenue primarily consists of third-party payment processing fees, server costs, amortization of developed technology, personnel expenses, direct software costs, amortization of internal use software, hosting expenses, and allocation of shared facility and other costs.
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents consist of cash, commercial paper, money market funds and U.S. government agency securities with maturities of three months or less when purchased.
Restricted cash consisted of cash maintained under an agreement that legally restricts the use of such funds and was not included within cash and cash equivalents. For the years ended December 31, 2024, and December 31, 2023 restricted cash of $10.0 million relates to the letter of credit for the Company’s former headquarters in San Francisco and cash required to be held by our financial institution. In April 2025, the Company executed a settlement with the landlord of the Company’s former headquarters and as such, in September 2025, the portion of the letter of credit related to the lease was terminated. In addition, the financial institution reduced the amount it required of cash held. As such, in September 2025, the letter of credit was reduced from a total of $10 million to $1 million and in the accompanying balance sheet dated December 31, 2024, $9 million of restricted cash is presented as restricted cash, a component of current assets.
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of December 31, 2024 and 2023 is as follows:

	December 31,
	2024	2023
Cash	$19,975	$14,968
Money market	251,948	287,060
Restricted cash classified as current asset	9,000	—
Restricted cash classified as a non-current asset	1,000	10,000
Cash, cash equivalents and restricted cash	$281,923	$312,028

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted cash, and marketable securities. Although the Company deposits its cash with multiple, established financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced losses on its deposits of cash and cash equivalents. The Company limits the amount of credit exposure to any one issuer and monitors the financial condition of the financial institutions on a regular basis. At December 31, 2024, the Company had cash balances on deposit with various financial institutions that in the aggregate exceeded the federally insured limits in the amount of $278.2 million.
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

The account activity in the allowance for credit losses for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Beginning balance January 1,	$49	$—
Provision for bad debt expense	221	276
Write-offs, net of recoveries	3	(227)
Ending balance December 31,	$273	$49

Four customers of Aarki accounted for 18%, 14%, 10% and 10%, of the accounts receivable balance as of December 31, 2024, and three customers of Aarki account for 37%, 12% and 9% of the accounts receivable balance as of December 31, 2023.
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
Long-Lived Assets
Long-lived assets primarily consist of property and equipment with estimable useful lives subject to depreciation and amortization. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. When impairment indicators are identified, the Company assesses its long-lived assets for impairment. Recoverability of an asset or asset group to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of the asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset or asset group exceeds the fair value of the asset or asset group.
On March 15, 2023, the Company completed the purchase of an office building in Las Vegas, Nevada for $11.5 million, with $10.5 million and $1.0 million allocated to building and land components, respectively. The building will be depreciated on a straight-line basis over its estimated useful life of 39 years. The land is not subject to depreciation. The building has been utilized as the Company’s headquarters effective since February 2024.
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

The Company holds a cost method investment in Big Run Studios, Inc. (“Big Run”), a privately held variable interest entity and one of the Company’s top game developers. The Company determined that it is not the primary beneficiary as it does not have the power to direct the activities that most significantly impact the entity’s performance. During the year ended December 31, 2023, the Company fully impaired the carrying value of its investment in Big Run of $2.9 million due to significant concerns about the entity’s ability to continue as a going concern. During 2023, the Company also loaned Big Run $2.0 million pursuant to a loan agreement for the purpose of allowing Big Run to meet its cash flow needs. This loan was fully repaid in 2024 (see Note 5, Balance Sheet Components).
Advertising and Promotional Expense
Advertising and promotional expenses are included in sales and marketing expenses within the consolidated statements of operations and comprehensive loss and are expensed when incurred. For the years ended December 31, 2024 and 2023, advertising expenses, not including marketing promotions related to the Company’s end-user incentive programs, were $19.4 million and $30.7 million, respectively.

User Acquisition

User acquisition (“UA”) marketing costs to acquire new paying users to the platform are presented in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. UA marketing costs during the years ended December 31, 2024 and 2023 were approximately $18.4 million and $29.4 million, respectively.
Private Common Stock Warrant Liabilities
As part of the closing of Flying Eagle Acquisition Corporation’s, a Delaware corporation (“FEAC”), initial public offering, FEAC completed the private sale of 501,667 warrants to FEAC’s sponsor at a purchase price of $30.00 per warrant (the “Private Warrants”). In connection with the FEAC Business Combination, FEAC’s sponsor agreed to forfeit 250,833 Private

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Warrants. Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $230.00 per share. There were 226,786 Private Warrants outstanding as of December 31, 2024 and 2023.
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
The Private Warrants were valued using the Black-Scholes-Merton Option pricing model that is based on the individual characteristics of the warrants on the valuation date, which include the Company’s stock price and assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value of each warrant. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company's stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability. As of December 31, 2024, the carrying value of the warrant liability was reduced to zero.

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
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards based on estimated grant-date fair values recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to awards with company-based performance conditions is recognized over the requisite service period when the performance conditions are probable of being achieved. The compensation expense related to awards with market-based performance conditions is recognized on an accelerated attribution basis over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved and is not reversed if the market condition is not satisfied (see Note 14, Stock-Based Compensation, for more information). The Company accounts for forfeitures as they occur. If an employee stock-based award is canceled without the concurrent grant or offer of a replacement award, the cancellation is treated as a settlement for no consideration and any previously unrecognized compensation cost shall be recognized at the cancellation date. Stock-based awards granted to employees are primarily stock options and restricted stock units.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The Company has primarily granted restricted stock units (“RSUs”), which have a service-based vesting condition over a four-year period to members of the Company’s Board of Directors (the “Board”) and, since 2023, over a one-year period to its employees. The fair value of each share of underlying common stock is based on the closing price of the Company's common stock on the date of the grant. Also, the Company has granted RSU’s that have a performance-based vesting condition based on the Company meeting minimum targets based on either Gross Marketplace Volume (“GMV”) or Adjusted EBITDA for the years ended December 31, 2024 and 2023. Given that the actual results were less than the minimum targets in 2024 and 2023, no performance-based targets vested in 2024 or 2023.
For awards with market-based performance conditions, the Company determines the grant date fair value utilizing a Monte Carlo valuation model, which incorporates various assumptions including expected stock price volatility, expected term, risk-free interest rates, expected date of a qualifying event, expected capital raise percentage and market capitalization milestones. Given the Company’s limited market trading history, it has estimated the volatility of its common stock on the date of grant of awards with market conditions based on the weighted average historical stock price volatility of comparable publicly-traded companies in its industry group. The Company estimated the expected term of its awards with market-based performance conditions based on various exercise scenarios, as these awards are not considered “plain vanilla.” The Company utilized a risk-free interest rate based on the U.S. Treasury yield curve in effect at the time of grant. The Company estimated the expected date of a qualifying event, the expected capital raise percentage and the expected achievement date of market capitalization milestones based on management’s expectations at the time of measurement of the award’s value.
Income Taxes
The Company accounts for income taxes using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or in the Company’s tax returns. Deferred income taxes are recognized for differences between financial reporting and tax basis of assets and liabilities at the enacted statutory tax rates in effect for the years in which the temporary differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain.
The Company records a valuation allowance to reduce deferred tax assets to the net amount that the Company believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company considered historical levels of income, expectations of future taxable income and ongoing tax planning strategies. In light of the uncertainty of the realization of our deferred tax assets, the Company recorded a full valuation allowance against deferred tax assets. Realization of deferred tax assets is dependent primarily upon future U.S. taxable income.
The Company utilizes a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon tax authority examination, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.
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

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Property and Equipment, Net

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset, generally three to five years, except for the Company’s owned building, which is 39 years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease. Maintenance and repairs that do not extend the life or improve the asset are expensed as incurred. Upon disposal of property and equipment, assets and related accumulated depreciation are removed from the accounts, and the related gain or loss is included in the consolidated statement of operations and comprehensive loss as a component of other income (expense), net.
Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment are considered to be impaired, the amount by which the carrying value of the asset exceeds its fair value would represent the impairment to be recognized. Refer to Long-lived Assets above for impairment of long-lived assets.
The Company capitalizes certain costs related to developed software solely for internal use to deliver its services. The Company capitalizes costs during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, it is probable that the project will be completed, and that the software will be used to perform the function intended. Costs related to preliminary project activities and post-implementation activities are expensed as incurred.
The following table presents the estimated useful lives of the Company’s property and equipment:

Property and Equipment	Useful Life
Buildings	39 years
Computer equipment and servers	3 years
Capitalized internal-use software	3 years
Furniture and fixtures	5 years
Leased equipment and leasehold improvements	Shorter of estimated useful life or remaining lease term
Leases
The Company accounted for leases in accordance with Accounting Standards Update Topic 842 (“ASC 842”). Under ASC 842, the Company determines if an arrangement is a lease at inception. Right of Use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers lease payments that are fixed at the time of commencement. As most of the Company’s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The determination of an appropriate incremental borrowing rate requires judgment. The Company determines its incremental borrowing rate based on publicly available data for instruments with similar characteristics, including recently issued debt, as well as other factors. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company has elected to account for short-term leases by recognizing lease payments in profit or loss on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.
The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options. When determining the probability of exercising such options, the Company considers contract-based, asset-based, entity-based, and market-based factors. The Company’s lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as general and administrative expenses as incurred on the consolidated statements of operations and comprehensive loss. The Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
ROU assets related to the Company’s operating leases are included in operating lease ROU assets, while the corresponding lease liabilities are included in current and non-current operating lease liabilities on the Company’s consolidated balance sheets. ROU assets related to the Company’s finance leases are included in property and equipment, while the corresponding lease liabilities are included in other current liabilities and other non-current long-term liabilities on the Company’s consolidated balance sheets. For the year ended December 31, 2022, the Company recorded a full impairment of an ROU asset, resulting in an impairment charge of $11.5 million.

Interest Income (Expense), Net
Interest income (expense), net consisted of the following for the year ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Interest expense	$(15,108)	$(21,477)
Interest income	15,406	18,625
Interest income (expense), net	$298	$(2,852)
Indirect Tax Liabilities
The Company is subject to indirect taxes such as sales and use tax in the United States and value-added tax in certain foreign jurisdictions, respectively. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. The Company recognizes changes to its estimate if it is estimable and probable that its position would not be sustainable upon examination by taxing authorities. Although management believes the Company’s recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from that which its liabilities are based on. To the extent that final tax outcomes of these matters are different than the amounts recorded, such differences could have a material impact on the Company’s consolidated financial statements as the Company records related tax reserves as a reduction in revenue, and penalties and interest in general and administrative expenses. The Company recorded indirect tax liabilities of $14.9 million and $11.2 million in 2024 and 2023, respectively. See Note 10, Commitments and Contingencies.
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that are regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. Effective beginning in the fourth quarter of 2023, the Company had two operating and reportable segments. See Note 17, Segment Reporting.

Recently Adopted Accounting Standards and Updates

    In November 2023, the FASB issued an update, ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this update and has retrospectively applied the disclosure requirement to all prior periods presented in its consolidated financial statements.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose specific tax rate reconciliation categories, as well as income taxes paid disaggregated by jurisdiction, amongst other disclosure enhancements. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The amendments in ASU 2023-09 should be applied on a prospective basis and retrospective application is permitted. The Company is evaluating the disclosure requirements related to the new standard.

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” and an amendment ASU 2025-01 that clarified the effective date. The new standard requires public entities to disclose disaggregated information about certain costs and expenses in the notes to their financial statements in both annual and interim filings. ASU 2024-03 is effective for financial statements issued for annual reporting periods beginning after December 15, 2026, with early adoption permitted and can be applied either prospectively or retrospectively. The Company is evaluating the disclosure requirements related to the new standard.

In March 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-02, “Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122” which eliminates the requirement to recognize a liability and corresponding asset for obligations to safeguard crypto assets. This was effective immediately upon its release and applied retrospectively for annual reporting periods after December 15, 2024. The Company believes this standard will have no material impact on its financial statements or footnotes.

In May 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-03, “Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” which addresses how to determine the accounting acquirer in business combinations when the legal acquiree is a VIE, especially when the transaction primarily involves the exchange of equity interests. ASU 2024-03 is effective for financial statements issued for annual reporting periods beginning after December 15, 2026, with early adoption permitted and is to be applied prospectively. The Company is evaluating the disclosure requirements related to the new standard.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
3. Spin-Off Transaction

On August 31, 2023, in order to more directly incentivize the key employees of the Company’s subsidiary, Aarki, Inc. (“Aarki”), the Company made the determination to allow certain key employees of Aarki to receive equity awards in Aarki. In connection with the spin-off transaction, the Company provided Aarki $5.0 million to fund its operations in exchange for Series A Preferred Stock of Aarki. In December 2024, the Company provided Aarki an additional $5.0 million to fund its operations in exchange for Series B Preferred Stock of Aarki. Both the Series A and Series B funding transactions were eliminated in consolidation and were used to provide working capital to Aarki. Subsequent to the funding of Series B, on a fully diluted basis, the awards would represent 17.6% of the ownership of Aarki, which, as of December 31, 2024 and 2023, 13.4% and 0.0% of the awards had been granted, respectively. Vested and exercised awards constituted an immaterial non-controlling interest in Aarki. The Company does not intend to grant future Skillz equity awards to Aarki employees.

In connection with the foregoing, Aarki is also being designated as an unrestricted subsidiary under the indenture governing the Company’s 10.25% Secured Notes due 2026.

4. Revenue

The following tables present our revenues, disaggregated by offering, geographical region, and reportable segment. Revenue by geographical region is based on the location where the game developer or advertising customer is headquartered. Revenue is recognized net of any taxes collected from customers (e.g., sales and other indirect taxes), which are subsequently remitted to governmental entities. For more information on revenues presented by reportable segments, see Note 17, Segment Reporting.

	Year Ended December 31, 2024
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$80,426	$—	$—	$80,426
Advertising Revenue	—	10,876	(453)	10,423

Other Revenue:
Maintenance Fee Revenue	2,016	—	—	2,016
Total Revenue	$82,442	$10,876	$(453)	$92,865

United States	$77,032	$2,622	$(453)	$79,201
Israel	813	2,060		2,873
Malta	9	2,491		2,500
China	2,154	59		2,213
Hong Kong	725	541		1,266
Cyprus	11	962		973
Other Countries	1,698	2,141		3,839
Total Revenue	$82,442	$10,876	$(453)	$92,865

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	Year Ended December 31, 2023
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$134,526	$—	$—	$134,526
Advertising Revenue	—	13,233	(364)	12,869

Other Revenue:
Maintenance Fee Revenue	4,684	—	—	4,684
Total Revenue	$139,210	$13,233	$(364)	$152,079

United States	$129,834	$4,010	$(364)	$133,480
Israel	2,011	2,469		4,480
China	3,198	35		3,233
Malta	23	3,057		3,080
Other Countries	4,144	3,662	—	7,806
Total Revenue	$139,210	$13,233	$(364)	$152,079
Revenue from Entry Fees

The Company generates substantially all its revenues through its competition-based Skillz segment by providing a service to game developers for monetization of their game content. The monetization service provided by Skillz allows developers to offer multi-player competition to their end-users for the purpose of end-user retention and engagement. Skillz provides developers with a software development kit (“SDK”) they can download and integrate with their existing games. The SDK serves as a data interface between Skillz and the game developers that enables Skillz to provide monetization services to the developer.
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
Games provided by two developer partners accounted for 71% and 73% of the Company’s revenue for the years ended December 31, 2024 and 2023, respectively.
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

Another example of this type of incentive would be the redemption of Ticketz earned via game play for either Bonus Cash or merchandise. The redemption process is managed by Skillz and redemption amounts can be changed at Skillz discretion.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

For the years ended December 31, 2024 and 2023, the Company recognized a reduction of revenue of $13.7 million and $25.8 million, respectively, related to these end-user incentives.
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

For the years ended December 31, 2024, and 2023, the Company recognized sales and marketing expense of $35.8 million and $58.9 million, respectively, related to these end-user incentives.
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
Total engagement marketing accounted for as sales and marketing expense recognized in the years ended December 31, 2024 and 2023 were $37.0 million and $64.9 million, respectively.

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

For performance obligations related to advertising revenue, customers are extended 30 day payment terms from completion of each month’s IO and no advertising revenue customers accounted for more than 5% of the Company’s revenue in either of the years ended December 31, 2024 and 2023, respectively.

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

Maintenance Fee Revenue

When a player becomes inactive on the platform by not participating in a tournament for six consecutive months, the Company will impose a monthly maintenance fee. This fee is charged to the player and recognized as revenue by the Company beginning in the seventh month of inactivity.

5. Balance Sheet Components

Note Receivable
Note receivable included in other long-term assets on the consolidated balance sheets consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Note receivable	$—	$2,000

On July 7, 2023, the Company entered into a Loan and Security Agreement (together, the “Credit Agreement”) whereby it would lend approximately $2.0 million to Big Run Studio (“Big Run”) at a designated rate of 11.5%, with interest-only for the first six months being paid, at Big Run’s option each month, (1) in cash or (2) in-kind and compounded monthly to the principal and maturing on June 1, 2025. The interest-only period may be extended in six month increments upon mutual written agreement between Big Run and Skillz. The credit facility was perfected by way of a Uniform Commercial Code-1 statement whereby the Company is provided first-order secured rights in the event of default by Big Run. On April 12, 2024, the Company and Big Run Studio entered into a Side Letter Agreement providing that a portion of the AviaGames settlement funds allocated to Big Run Studio be utilized to repay the outstanding principal amount and accrued interest under the Loan and Security Agreement. On May 3, 2024, Big Run Studio repaid all of the outstanding principal amount and accrued interest under the Loan and Security Agreement. For the years ended December 31, 2024 and 2023, the Company recognized $0.1 million and $0.1 million of interest income related to this Credit Agreement, respectively.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Credit card processing reserve	$1,000	$1,000
Prepaid expenses	5,949	4,364
Other current assets	10,393	1,357
Prepaid expenses and other current assets	$17,342	$6,721

Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Land	$980	$980
Building	12,590	10,541
Capitalized internal-use software	9,128	9,113
Computer equipment and servers	1,797	1,410
Furniture and fixtures	363	278
Leasehold improvements	122	117
Construction in progress	2,507	1,745
Total property and equipment	27,487	24,184
Accumulated depreciation and amortization	(11,205)	(9,635)
Property and equipment, net	$16,282	$14,549

Property and equipment, net by geography was as follows:

	Year Ended December 31,
	2024	2023
United States	$15,909	$14,186
Other countries	373	363
Total	$16,282	$14,549

Depreciation and amortization expense related to property and equipment was $1.7 million and $2.0 million in the years ended December 31, 2024 and 2023, respectively.

Non-marketable securities
Non-marketable equity securities are investments in privately held companies without readily determinable fair values. We have accounted for these investments using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded as its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. There

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
were no indicators of impairment or the occurrence of observable price changes during the years ended December 31, 2024 and 2023. The carrying value of the Company’s investments without readily determinable fair values was $52.8 million and $52.8 million in December 31, 2024 and 2023, respectively, and was classified within “non-marketable equity securities” in the consolidated balance sheets.
During the year ended December 31, 2023, the Company identified an impairment related to one of its investments in a privately held company. The Company reviewed the private company’s forecast and noted significant concerns about the private company’s ability to continue as a going concern. As a result, an impairment charge of $2.9 million was recorded as of December 31, 2023. The Company did not record any other adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative, and did not recognize any gains or losses related to the sale of non-marketable equity securities in the years ended December 31, 2024 or 2023.

Other Current Liabilities

Other current liabilities consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Accrued sales and marketing expenses	$1,832	$2,275
Accrued compensation	2,592	2,070
Accrued publisher fees	2,527	3,607
End-user liability, net	6,900	6,590
Accrued developer revenue share	862	1,086
Short-term finance lease obligations	464	831
Accrued legal expenses	15,244	7,949
Accrued interest expenses	554	554
Indirect tax liabilities	14,932	11,206
Accrued operating expenses	7,933	9,715
Other	724	899
Other current liabilities	$54,564	$46,782

The Company recorded legal expense of $20.3 million and $15.6 million for the years ended December 31, 2024 and 2023, respectively. The increase in legal expense was primarily attributed to the settlement of the litigation with AviaGames. See Note 10, Commitments and Contingencies, for more details.
6. Fair Value Measurements
As of December 31, 2024 and 2023, the recorded values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.

Cash and money market funds are classified within Level 1 of the fair value hierarchy. Highly liquid investments such as commercial papers and corporate bonds are classified within Level 2 of the fair value hierarchy.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$251,948	$—	$—	$251,948
Total assets	$251,948	$—	$—	$251,948
Liabilities:
Common Stock Warrants:
Private Common Stock Warrants	—	—	—	—
Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$287,060	$—	$—	$287,060
Available-for-Sale Investments:
Asset-backed securities	—	1,125	—	1,125
Total assets	$287,060	$1,125	$—	$288,185
Liabilities:
Common Stock Warrants:
Private Common Stock Warrants	—	—	11	11
Total liabilities	$—	$—	$11	$11

Available-for-Sale Investments

Available-for-sale investments were classified within Level 1 or Level 2 as the Company uses quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. The market values of Level 2 investments are determined based on observable inputs for securities other than quoted prices, such as interest rates, yield curves, and credit spreads, or quoted prices for identical or similar securities in markets that are not considered active. There were no transfers between levels during the periods presented.

Private Common Stock Warrants

The Private Warrants were classified within Level 3 as they were valued based on a Black-Scholes-Merton pricing model, which involved the use of certain unobservable inputs, such as expected volatility estimated based on the average historical stock price volatility of comparable companies. As of December 31, 2024 and 2023, the fair value of the Private Warrants liability was $0.0 and $11.0 thousand, respectively.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

The following sets forth the activity for Private Warrants:

Private Warrants
Balance at December 31, 2023	$11
Private warrant shares exercised	—
Fair market value adjustment	(11)
Balance as of December 31, 2024	$—
2021 Senior Secured Notes

The 2021 Senior Secured Notes are classified as Level 2 financial instruments, and the fair value of the notes is presented for disclosure purposes only. The Company determined the fair value of the notes is $121.6 million and $107.3 million as of December 31, 2024 and 2023, respectively based on secondary market quotes.

The following sets forth the activity for the 2021 Senior Secured Notes:

2021 Senior Secured Notes
Balance at December 31, 2023	$107,303
Fair market value increase	14,264
Balance as of December 31, 2024	$121,567

7. Investments
Investment Components
The components of investments were as follows:

	As of December 31, 2024
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Money market funds	$251,948	$—	$—	$251,948	$251,948	$—	$—
Total investments	$251,948	$—	$—	$251,948	$251,948	$—	$—

	As of December 31, 2023
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Asset-backed securities	$1,132	$—	$(7)	$1,125	$—	$—	$1,125
Money market funds	287,060	—	—	287,060	287,060	—	—
Total investments	$288,192	$—	$(7)	$288,185	$287,060	$—	$1,125
Non-marketable equity securities are investments in privately held companies without readily determinable fair values. We have accounted for these investments using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded as its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. There were no indicators of impairment or the occurrence of observable price changes during the years ended December 31, 2024 and 2023. The carrying value of the Company’s investments without readily determinable fair values was $52.8 million in both December 31, 2024 and 2023 and was classified within “non-marketable equity securities” in the consolidated balance sheets.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

During the year ended December 31, 2023, the Company identified an impairment related to one of its investments in a privately held company. The Company reviewed the private company’s forecast and noted significant concerns about the private company’s ability to continue as a going concern. As a result, an impairment charge of $2.9 million was recorded as of December 31, 2023. The Company did not record any other adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative, and did not recognize any gains or losses related to the sale of non-marketable equity securities in the years ended December 31, 2024 or 2023.
Unrealized Losses on Marketable Securities
The Company held no marketable securities as of December 31, 2024 and, as such, had no unrealized losses.

8. Long-Term Debt
Components of long-term debt were as follows as of December 31, 2024 and 2023:

	December 31,
	2024	2023
2021 Senior Secured Notes	$129,671	$129,671
Unamortized discount and issuance costs	(4,017)	(5,736)
Long-term debt, non-current	$125,654	$123,935
2021 Senior Secured Notes
On December 20, 2021, the Company entered into $300 million of 10.25% secured notes (the “2021 Senior Secured Notes”) in a private placement to certain institutional buyers. The 2021 Senior Secured Notes are guaranteed by the Company’s domestic restricted subsidiaries. The interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. At issuance, the effective interest rate on the 2021 Senior Secured Notes was 12.14%, and maturity will be on December 15, 2026, unless repurchased or redeemed earlier.

On April 13, 2023, the Company repurchased approximately $159.8 million of its 2021 Senior Secured Notes. In connection with the repurchase, the Company recognized a gain on extinguishment of $15.2 million reflected in the consolidated statements of operations and comprehensive loss. The gain included payment discounts related to consideration below the par value and the write-off of unamortized debt issuance costs and discounts.

After giving effect to the 2023 and other previous open market repurchases, as of December 31, 2024, $129.7 million of the 2021 Senior Secured Notes remained outstanding and the effective interest rate was 12.09%.

The 2021 Senior Secured Notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with the Company’s affiliates, together with other financial covenants and public filings of our financial statements. We were in compliance with all covenants applicable to the 2021 Senior Secured Notes as of December 31, 2024 and 2023.

Subsequently, on September 30, 2025, we were not in compliance with certain of the covenants (see Note 19, Subsequent Events).

Voluntary prepayments are permitted in whole, or in part, in minimum amounts as set forth in the Indenture Agreement governing the 2021 Senior Secured Notes, with prior notice, and with a prepayment premium of 3.417% on, or during, the twelve-month period that began on December 15, 2024. Voluntary prepayments made on, or during, the twelve-month period beginning December 15, 2025 are not subject to a prepayment premium.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Debt issuance costs incurred in connection with the 2021 Senior Secured Notes are capitalized and amortized to interest expense over the five-year term using the straight-line method, which approximates the effective interest method. Debt issuance costs are included as contra-liabilities in long-term debt. The Company determined the fair value of the notes is $121.6 million as of December 31, 2024 based on secondary market quotes.

Amortization of debt issuance costs and accretion of debt discounts included in interest expense totaled $1.7 million and $2.2 million, in the years ended December 31, 2024 or 2023, respectively.

The following table outlines the future principal maturities related to the Company’s long-term debt as of December 31, 2024:

Amount
2025	$—
2026	129,671
Total	$129,671

9. Leases

The Company is a party to various non-cancelable operating lease agreements for certain of its offices. The Company is a party to various non-cancelable finance lease agreements for certain network equipment. The leases have original lease periods expiring between 2025 to 2030. Some leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

The Company has elected the short-term lease recognition exemption for all leases that qualify. For leases with an initial term of 12 months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise, the Company does not recognize ROU assets or lease liabilities. Instead, lease payments for short-term leases are recognized as expense on a straight-line basis over the lease term. Short-term lease costs for the years ended December 31, 2024 and 2023 were $0.2 million and $0.3 million, respectively, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The components of lease costs, lease term and the discount rate were as follows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Finance leases
Amortization of assets under finance leases	$—	$—
Interest	97	230
Total finance lease costs	$97	$230
Operating lease cost	$1,344	$1,968
Variable lease cost	$572	$580
Short-term lease rent expense	$2,052	$1,157

Weighted-average remaining lease term
Operating leases	5.2	6.2
Finance leases	0.6	1.5

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	Year Ended December 31,
	2024	2023
Weighted-average discount rate
Operating leases	11.2%	11.5%
Finance leases	10.9%	11.2%
The following table outlines future minimum lease payments under the Company’s non-cancellable leases as of December 31, 2024:

	Operating Leases	Finance Leases
2025	$2,715	$482
2026	2,726	—
2027	2,666	—
2028	2,746	—
2029	2,828	—
Thereafter	967	—
Total undiscounted cash flows	14,648	482
Less: Imputed interest	(3,766)	(18)
Present value of lease liabilities	$10,882	$464

Lease liabilities, current	1,544	464
Lease liabilities, non-current	9,338	—
Present value of lease liabilities	$10,882	$464

As of December 31, 2024, the Company does not have any operating and/or finance leases, which have not yet commenced. For the year ended December 31, 2022, the Company recorded a full impairment of its ROU asset, resulting in an impairment charge of $11.5 million. Subsequent to the year ended December 31, 2024, the Company settled the obligation for the lease (see Note 19, Subsequent Events).
Supplemental cash flow information related to leases for the year ended December 31, 2024 is as follows:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$462	$3,619
Payments for finance leases included in cash from operating activities	$97	$230
Payments for finance leases included in cash from financing activities	$869	$1,096
Assets obtained in exchange for lease obligations:
Operating leases	$—	$—
Finance leases	$—	$—

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
10. Commitments and Contingencies
Legal Matters

The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course and conduct of its business and has certain unresolved claims pending, the outcomes of which are not determinable at this time. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters, other than as disclosed herein, is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of December 31, 2024. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, except as set forth herein, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss. The Company records legal fee expenses associated with such matters when the relevant services are provided.

Former Employee

On May 15, 2019, a former employee of the Company filed a suit against the Company in the San Francisco Superior Court in California for claims including breach of contract, retaliation and wrongful termination. The case was tried in August and September 2021. The jury found in favor of the former employee and rendered a verdict against the Company for $11.6 million in compensatory damages, and the Company recorded a loss contingency accrual of $7.1 million and corresponding general and administrative expenses in such amount in the third quarter of 2021. In April 2022, the judge in the case determined, in light of the Company’s post-verdict motions, that the instructions given to the jury at trial were defective. Accordingly, the judge ordered a new trial on damages or, alternatively, permitted the plaintiff to accept a reduced verdict in the amount of $4.4 million, which the plaintiff subsequently levied from the Company’s bank account. On May 25, 2022, the Company filed an appeal from the judgment seeking, in part, entry of judgment in the Company's favor notwithstanding the verdict. The plaintiff accepted the reduced verdict, and filed an appeal from the judgment on June 7, 2022, seeking in part, to reinstate the jury's original verdict (or an award less than the original verdict but greater than the $4.4 million final judgment) and challenge the trial court’s conclusion that stock options are not “wages,” which was the basis for dismissing his wrongful termination and retaliation claims. Skillz filed its response and reply brief on July 7, 2023. On April 8, 2024, the Court of Appeals issued its decision, affirming the judgment of $4.4 million, with an additional $2.3 million for a total award of $6.7 million. The Court of Appeals also affirmed the dismissal of the wrongful termination and retaliation claims, holding that stock options are not wages. The Court of Appeal’s decision became final, non-appealable and enforceable on May 20, 2024.

On October 11, 2024, the Court issued preliminary legal rulings on post-judgment interest and ordered parties to meet and confer to determine whether an agreement could be reached. The Company and former employee agreed that post-judgment interest of $733 thousand was owed, but the Company objected to any additional amounts as requested by the former employee. On November 21, 2024, the Court adopted the amount of interest owed and denied additional amounts of post-judgment interest that the former employee claimed. On December 9, 2024, the former employee filed a Notice of Appeal challenging the Court’s denial of a substantial amount of post-judgment interest in excess of $733 thousand. On January 8, 2025, the former employee filed an Abandonment of Appeal, thereby terminating the appeal. The Company considers this matter resolved.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Vendor Disputes

Between November 2022 and March 2023, the Company and a vendor entered into several agreements in which the vendor would perform defined professional services. Of the $7.2 million in invoices from the vendor, the Company paid $3.2 million and claimed that the vendor expanded the scope of work without authorization, over billed for its services, performed poorly and unilaterally refused to perform certain agreed upon deliverables. The vendor, in turn, claimed it received proper authorization for the work it performed, completed its contracted-for tasks and that the Company breached the agreements and failed to pay outstanding invoices. The vendor sought $4.0 million in damages, plus interest, attorney fees and costs of litigation. The Company sought counterclaims from the vendors for breach of contract, breach of implied covenant of good faith and fair dealing, and fraudulent inducement and sought approximately $15 million in damages, plus interest, attorney fees and costs of litigation. In March 2025, the vendor and the Company settled the dispute. In exchange for mutual releases of all claims, the Company paid the vendor $2.75 million (see Note 19, Subsequent Events).

In April 2022, the Company and a vendor entered an agreement to license certain rights to develop vendor branded mobile games. In consideration, the Company agreed to pay the vendor certain monetary amounts over three years and the vendor, in turn, would use good faith efforts to promote the games. In December 2024, the vendor filed a complaint in Nevada seeking damages of $1.3 million for breach of contract, failure to pay royalties and unjust enrichment. In April 2025, the Company and the vendor agreed to mediate the matter that resulted in a settlement where the Company agreed to pay the vendor $533 thousand, which represented the past due balances for year one and year two of the agreement that were fully accrued as of December 31, 2024 (see Note 19, Subsequent Events).

Termination of Operating Lease

In May 2019, the Company leased its former headquarters with a landlord, (the “Landlord”). From February 2024 to April 2025, the Landlord served demand letters and notices of default on the Company asserting that the Company failed to pay the lease obligations. In April 2025, the Company and the Landlord executed a settlement dismissing with prejudice the dispute and fully resolving the matter. In exchange for the mutual releases, the Company paid the Landlord a lump sum payment of $14.0 million. The Company recorded a loss on termination of the operating lease of $0.4 million representing the difference between the settlement amount and the carrying value of the lease obligation, which was recorded as a component of other income (expense), net in the statement of operations for the year ended December 31, 2024 (see Note 19, Subsequent Events).

Skillz v. AviaGames

On February 9, 2024, a federal jury in San Jose, California issued a verdict in favor of Skillz in a patent infringement action Skillz brought against a privately-held mobile gaming company, AviaGames, on April 5, 2021 (“Patent Case”). The jury found in favor of Skillz on all issues, determining AviaGames willfully infringed Skillz’s U.S. Patent No. 9,649,564, entitled “Peer-to-Peer Wagering Platform” (the “‘564 patent”) and awarding Plaintiff Skillz Platform Inc. (“Skillz”) its full damages request of $42.9 million. After the jury verdict issued, Skillz requested certain post-trial relief, including that the Court permanently enjoin AviaGames from continuing to infringe the ‘564 patent, award Skillz its attorneys’ fees due to the exceptional nature of the case, and treble the damages awarded by the jury. In addition, Skillz, along with game developer Big Run Studios, Inc. (“Big Run”), brought a separate case against AviaGames for false advertising, copyright infringement, and violations of California’s state unfair competition law in federal court in San Francisco, California (“Unfair Competition Case”). On April 13, 2024, Skillz, Big Run, and AviaGames entered into a settlement agreement with respect to both the Patent Case and Unfair Competition Case pending against AviaGames (the “Litigation Settlement”). In exchange for dismissal of both actions and other settlement terms, AviaGames agreed to pay Skillz and Big Run a total of $80.0 million. On April 12, 2024, the Company and Big Run Studio entered into a Side Letter Agreement providing that a portion of the AviaGames settlement funds allocated to Big Run Studio be utilized to repay the outstanding principal and accrued interest under the Loan and Security Agreement totaling $2.0 million (see Note 5, Balance Sheet Components).

During the year ended December 31, 2024, the Company and Big Run collectively received $50.0 million from AviaGames pursuant to the settlement agreement. Of the $50.0 million received, Skillz received $48.0 million, $2.0 million of which was for settlement of the amount outstanding under the Loan and Security Agreement with Big Run. Of the $4.0 million allocated to Big Run under the Side Letter Agreement, Big Run received $2.0 million net of the settlement of the Loan and Security

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Agreement. Beginning in March of 2025, AviaGames is required to pay Skillz an additional $7.5 million annually over a four-year period as royalty payments for AviaGames’ license of the ‘564 patent and its patent family; no portion of these payments are due to Big Run.

During the year ended December 31, 2024, the Company recorded a gain from the Litigation Settlement netting to $46.0 million consisting of the gross payment of $48.0 million less the $2.0 million received for satisfaction and settlement of the Loan and Security Agreement. The Company recorded the $7.5 million payment received in March 2025 and will record the $7.5 million payments to be received in March 2026, 2027 and 2028 as a gain upon receipt of each payment.

Skillz v. Tether Litigation

On August 29, 2025, the Company received a notice (“Notice”) from Tether indicating that Tether is terminating all of its various agreements, as amended, with the Company (the “Tether Agreements”), including the Company’s Developer Terms and Conditions of Service, as amended, effective as of September 1, 2025. The Company believes the termination notice to be invalid and in breach of Tether’s obligations under the Tether Agreements.

Following receipt of the Notice, on September 1, 2025, the Company filed suit in the Court of Chancery of the State of Delaware, seeking injunctive and declaratory relief in relation to Tether’s breach of the Tether Agreements. On October 3, 2025, the Company filed a first amended complaint in the Court of Chancery of the State of Delaware alleging additional breaches of contract.

Hanna v. Paradise, et. al.

In March 2024, an alleged stockholder filed a putative derivative complaint, Hanna v. Paradise, et al., No. 2024-0228-KSJM, in the Delaware Court of Chancery, purportedly on behalf of Skillz Inc. (“Skillz”) against certain of Skillz’s current and former officers, directors, and certain stockholders. The complaint alleges breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and unjust enrichment arising out of Skillz’s March 2021 underwritten secondary public offering. The complaint asserts that certain of the director and officer defendants breached fiduciary duties to Skillz by allegedly inappropriately selling stock as part of the public offering while in possession of material, non-public information, that the stockholder defendants aided and abetted these alleged breaches of fiduciary duties, and that all defendants were unjustly enriched by their sales in the public offering. The complaint seeks unspecified damages and restitution for Skillz from the defendants and the payment of costs and attorneys’ fees. Defendants moved to dismiss the complaint on June 6, 2024. Plaintiffs responded by voluntarily dismissing 55 of the stockholder defendants but opposing the motion as to all remaining defendants. Briefing on the motion to dismiss was completed at the end of August 2024. The Court heard oral arguments on the motion to dismiss on January 7, 2025. On July 3, 2025, the Court issued a ruling converting defendants’ motion to dismiss on demand futility grounds to a motion for summary judgment and ordered limited discovery on the independence of a former Skillz director. The Court stayed consideration of defendants’ other dismissal arguments given its ultimate ruling on the demand futility issue could moot these other dismissal arguments. Further briefing in support of summary judgment on demand futility grounds is expected, but no schedule is currently in place for such briefing.

Skillz vs. Voodoo SAS et. al.

On July 1, 2024, Skillz filed suit against Voodoo SAS and two affiliate entities, Esport Newco SAS and Esport Newco US Corp. (collectively, "Voodoo") in the United States District Court for the Southern District of New York. In its Complaint, Skillz asserts violations of the Lanham Act's prohibition of false advertising and New York's General Business Law § 349 based on, inter alia, Skillz’s allegations that Voodoo advertises its mobile games offered through the “Blitz Win Cash” application as “fair,” “skill-based,” and for “real players only” when in reality Voodoo is fixing the outcome of its tournaments through the use of computer algorithms or “bots.” On August 22, 2024, Skillz brought a motion for a preliminary injunction, and on September 18, 2024, Voodoo moved to dismiss the complaint or, in the alternative, to strike certain allegations. Skillz’s and Voodoo’s motions were both mooted when Skillz amended its complaint on October 2, 2024. On October 8, 2024, Skillz renewed its motion for a preliminary injunction and expedited discovery based on the amended complaint, and Voodoo moved to dismiss the amended complaint on October 16, 2024. The preliminary injunction motion and motion to dismiss are both fully briefed and awaiting decisions by the court.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Skillz vs. Papaya Gaming, Ltd., et al.

In March 2024, Skillz sued Papaya Gaming, Ltd. and Papaya Gaming, Inc. (collectively, “Papaya”) in the United States District Court for the Southern District of New York alleging false advertising under the Lanham Act and unfair business practices in connection with Papaya’s marketing of its mobile games as “fair” and “skill-based” despite Papaya’s deployment of algorithmic competitors (“bots”) in its games that win cash prizes for Papaya’s benefit. In June 2024, the Court denied Papaya’s motion to dismiss Skillz’s complaint in its entirety. In September 2024, Papaya filed amended counterclaims against Skillz alleging that Skillz also engaged in false advertising and unfair business practices for purportedly allowing bots in games on Skillz’s platform, defamation for Skillz’s alleged involvement in a non-profit organization that collected and published data related to customer complaints to state attorney generals related to Papaya’s and other companies’ alleged fraudulent bot use, and purported trademark and copyright infringement of design elements of certain games, among other things. In March 2025, the Court dismissed Papaya’s defamation counterclaims and severed Papaya’s intellectual property claims. Following the Court’s rulings, Papaya voluntarily dismissed its intellectual claims against Skillz. The parties have completed discovery and have submitted to the Court summary judgment filings and motions to exclude various experts. The parties are awaiting the Court’s rulings.

Lien, et al. v. Eagle Equity Partners II, LLC, et al.

On October 31, 2022, a class action was filed, Darcy Lien v. Eagle Equity Partners II, LLC, et al., Case No. 2022-0972-PAF, in the Delaware Court of Chancery against Eagle Equity Partners II, LLC and certain of the former officers and directors (the “Individual D&O Defendants”) of Flying Eagle Acquisition Corp. (“Flying Eagle”). This litigation does not name Skillz or any of Skillz’s current directors in their capacity as such. Plaintiffs allege that the Individual D&O Defendants (i) failed to exercise proper due diligence and process in connection with Flying Eagle’s transaction with Skillz and (ii) made misleading statements in Form S-4 filed with the U.S. Securities & Exchange Commission in connection with the transaction. Defendants filed their initial motion to dismiss on February 17, 2023. Plaintiffs then filed an amended complaint on April 12, 2023. Defendant’s motion to dismiss the amended complaint was filed on June 2, 2023. Plaintiff’s opposition was filed July 17, 2023, and defendant’s reply was filed August 21, 2023. Oral argument was held on the motion to dismiss on January 5, 2024, and on May 29, 2024 the court denied Defendants’ motion to dismiss. In November 2024, Skillz filed suit against its insurance carrier for D&O insurance coverage and on January 17, 2025, the insurance carrier agreed to pay a total of $9,750,000 to the Company in connection with this matter’s settlement agreement. Following certain discovery, on March 27, 2025, the parties executed a term sheet to settle the action in principle for $10 million, subject to completing settlement documentation and obtaining court approval. On May 19, 2025, the parties executed a settlement stipulation, subject to Court approval. As the successor to Flying Eagle, Skillz is obligated to indemnify and pay legal costs of the Individual D&O Defendants of Flying Eagle in their capacities as such in connection with this action and, as such recorded an expense of $10 million, offset by the insurance proceeds of $9.75 million, which is reflected in general and administrative expenses for the year ended December 31, 2024 (see Note 19, Subsequent Events).

Indirect Taxes

The Company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions. The Company has indirect tax liabilities totaling $14.9 million and $11.2 million as of December 31, 2024 and 2023, respectively, associated with indirect taxes based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. We recognize changes to our estimate if it is estimable and probable that our position would not be sustainable upon examination by taxing authorities. Although management believes our recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from that which our liabilities are based on. The Company’s application of the revenue code for indirect taxes in certain jurisdictions, including those within the United States, may be challenged by taxing authorities in those jurisdictions. The Company is in the process of filing self-disclosure returns in unregistered jurisdictions. Any associated assessments may result in additional tax liabilities. The Company does not currently anticipate that any such assessments will result in a material increase in the liabilities (see Note 2, Summary of Significant Accounting Policies).

The Company is currently undergoing an examination in the State of Washington regarding its indirect tax liability.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
11. Retirement Plans
401(k) Plan
The Company has a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings and receive a matching employer contribution of up to 3% of compensation not to exceed the maximum amount allowable. For both of the years ended December 31, 2024 and 2023, the Company recognized an expense under this plan of $0.4 million.
12. Common Stock Warrants
As of December 31, 2024 and 2023, the Company had 226,786 Private Warrants outstanding. During the year ended December 31, 2024, there were no Private Warrants exercised.
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
As of December 31, 2024 and December 31, 2023, the Company has authorized a total of 41.3 million shares, consisting of (i) 31.3 million shares of common stock, par value $0.0001 per share (“common stock”), including 25 million shares of Class A common stock, par value $0.0001 per share (“Class A common stock”), 6.3 million shares of Class B common stock, par value $0.0001 per share (“Class B Common Stock”), and (ii) 10 million shares of preferred stock, par value $0.0001 per share (“preferred stock”).
Share Repurchase Program

On August 18, 2023, the Board authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may repurchase, at any time or from time to time, but for a period no longer than one year from the date of authorization, shares of the Company’s Class A common stock up to an aggregate purchase price of $65.0 million. Such purchases may be made on the New York Stock Exchange or any other national securities exchange on which the common stock is then traded. The Share Repurchase Plan is pursuant to a plan pursuant to Rule 10b5-1 promulgated under the Exchange Act and/or pursuant to accelerated share repurchase arrangements, tender offers, privately negotiated transactions or otherwise. On December 5, 2024, the Board reapproved the Share Repurchase Program and extended the expiration date until otherwise suspended, terminated or modified at any time for any reason by the Board.

For the years ended December 31, 2024 and 2023, the Company repurchased 3.1 million and 2.3 million shares, respectively under the Share Repurchase Program at a weighted average price of $6.24 and $5.62 per share, respectively, for an aggregate value of $32.3 million. Included in the 3.1 million shares purchased in the year ended December 31, 2024, is a total of 979,848 shares the Company purchased in a private transaction from two shareholders, deemed to be related parties to the Company, at $7.00 per share, a 35% premium to the Company’s share price at the time of the transaction.

14. Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized for the years ended December 31, 2024 and 2023, as follows:

	December 31,
	2024	2023
Cost of revenue	$10	$—
Research and development	841	4,010
Sales and marketing	6,467	8,481
General and administrative	22,697	31,201
Total stock-based compensation expense	$30,015	$43,692

In the years ended December 31, 2024 and 2023, $72 thousand and no amount of stock-based compensation expense was capitalized as internally developed software and included in property and equipment, net.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Equity Incentive Plans
Skillz Inc. 2020 Omnibus Incentive Plan
In December 2020, the Board adopted the Skillz Inc. 2020 Omnibus Incentive Plan (the “2020 Plan”). The 2020 Plan became effective upon consummation of the FEAC business combination and succeeds the Company’s legacy equity incentive plans. Under the 2020 Plan, the Company may grant stock-based awards to purchase or directly issue shares of common stock to employees, directors and consultants. Options are granted at a price per share equal to the fair market value of the underlying common stock at the date of grant. Options granted are exercisable over a maximum term of 10 years from the date of grant. RSUs are also granted under the 2020 Plan. These awards typically have a cliff vesting period of one year and continue to vest quarterly thereafter. The 2020 Plan also permits the Company to grant stock-based awards with company-performance or market-performance conditions. In connection with the closing of the FEAC business combination, the Company entered into certain option agreements that include vesting conditions contingent upon the attainment of volume weighted average price targets related to the Company’s Class A common stock on the NYSE.
As of December 31, 2024, the 2020 Plan permitted the Company to deliver up to 6,465,771 shares of common stock pursuant to awards issued under the 2020 Plan, consisting of 750,000 shares which may be of Class A and/or Class B common stock, 4,597,406 shares of Class A common stock and 1,118,365 shares of Class B common stock. The total number of shares of Class A common stock and Class B common stock that will be reserved and that may be issued under the 2020 Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2021, by a number of shares equal to 5% of the total number of shares of Class A common stock and Class B common stock, respectively, outstanding on the last day of the prior calendar year.
Stock Options and Restricted Stock Units (“RSUs”)
The following represents the activities for stock options and RSUs during the year ended December 31, 2024 (in thousands, except for share, per share, and contractual term data):

		Options Outstanding				Restricted Stock Units
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2023	2,152,407	701,833	$303.73	6.95	$91	2,497,773	$14.93
Additional shares authorized	1,074,898	—	—
Granted	(662,088)	—	—			662,088	5.86
Exercised/Vested	—	(1,787)	1.28			(647,873)	18.04
Cancelled/Forfeited/Expired	760,358	(18,317)	9.07			(742,041)	13.78
Balance at December 31, 2024	3,325,575	681,729	$312.44	5.96	$30	1,769,947	$10.52

Exercisable at December 31, 2024		81,729	$10.30	4.01	$30
Unvested at December 31, 2024		600,000	$353.60	5.96	$—

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The number of RSUs granted and outstanding does not include 0.7 million of performance based RSUs the Company issued as of December 31, 2023 as these awards are not deemed granted for accounting purposes as they are subject to the Company achieving performance targets that were not met. The performance targets in 2024 were based on Net Gaming Revenue (“NGR” or GMV less prizes and other incentives paid to players) and Adjusted EBITDA. For 2023, the targets were based on Revenue After Engagement Marketing, and Adjusted EBITDA Margin. Additionally, the activity related to stock options and RSUs presented in the table above does not include the 2022 CFO RSUs and performance awards, the 2022 CEO RSUs and performance awards, and the 2021 CEO performance award, described below.

Equity award shares exercised/vested as presented in the above table are net of shares withheld to cover tax obligations on stock-based compensation.
As of December 31, 2024, unrecognized stock-based compensation expense related to unvested stock options, RSUs and performance-based RSUs was $26.2 million. Restricted stock generally vests over periods of one to eight years. The weighted-average period over which such compensation expense will be recognized is 1.82 years.
The aggregate intrinsic value of options exercised was $9.6 thousand and $0.8 million during the years ended December 31, 2024 and 2023, respectively.

No options were granted during the years ended December 31, 2024 and 2023.
2022 Former CFO Restricted Stock Unit and Performance Award
The Company granted the Company’s former President and Chief Financial Officer (“Former CFO”) a restricted stock unit award covering shares of the Class A common stock with a grant date value equal to $15.0 million, comprised of 0.5 million restricted stock units. These grants vest 25% on the first anniversary of the Former CFO’s start date and the remainder vest in 12 substantially equal quarterly installments, in each case subject to continuous service with the Company through each applicable vesting date, provided that the grant vests in full if the Former CFO is terminated without cause following a change of control of the Company. On September 30, 2022, the number of shares became fixed, as such the restricted stock unit award was re-measured based on the fair value of an underlying share of the Class A common stock, which was equal to $10.7 million, and the Company then reclassified the liability classified award to additional paid-in capital.
In addition, the Company issued to the Former CFO a performance stock unit award covering shares of the Class A common stock with a fair value of $5.0 million as of the issuance date, comprised of 0.2 million performance stock units. Such award vests over four one-year periods, with pro-rata vesting for the first and last performance periods, in each case subject to continuous service with the Company through each applicable vesting date and the attainment of certain corporate performance goals. The Company did not award any performance stock units for the years ended December 31, 2024 and 2023 as the performance goals were not achieved.

On January 5, 2024, the Former CFO informed the Company of his decision to step down from his position. The grants under the 2022 CFO RSUs and performance award were forfeited in 2024.
2022 CEO Restricted Stock Unit and Performance Award
The Company granted the Company’s Chief Executive Officer (“CEO”) a restricted stock unit award covering shares of the Class A common stock with a grant date fair value equal to $25.9 million, comprised of 1.4 million restricted stock units. The grant was comprised of 25% time-based RSUs and 75% performance based RSUs. Such grant vests 25% on the first anniversary of January 1, 2023 and the remainder vests in 12 substantially equal quarterly installments, in each case subject to continuous service with the Company through each applicable vesting date, and with respect to performance-based RSUs, the satisfaction of the applicable performance metrics, provided that the grant vests in full if the CEO is terminated without cause following a change of control of the Company. During the year ended December 31, 2024, the Company recognized $3.7 million in compensation expense related to this grant. As of December 31, 2024, the unrecognized stock-based compensation cost related to the non-vested CEO restricted stock unit award was $6.9 million. The Company expects this cost to be recognized over a remaining weighted-average period of approximately 2.62 years.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The reduction in additional paid-in capital of $1.4 million from the issuance of common stock upon exercise of stock options and release of RSUs in 2024 was associated with shares withheld to cover tax obligations on stock-based compensation related to this award in 2024.
Employee Stock Purchase Plan
In June 2021, the Company commenced its first offering period under the Skillz Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan), which assists employees in acquiring a stock ownership interest in the Company and encourages them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25 thousand worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The total Employee Stock Purchase plan expense for the years ended December 31, 2024 and 2023 was immaterial.
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

The $93.4 million grant date fair value of the Founders’ Options was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The significant inputs to the valuation included the Class A stock price and the risk-free interest rate as of the grant date, as well as the estimated volatility of the Class A common stock. For the year ended December 31, 2024, the Company recognized $19.5 million in compensation expense related to these grants. As of December 31, 2024, the unrecognized stock-based compensation cost related to the Option Agreements was $14.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.87 years.

15. Income Taxes
The Company has historically generated net operating losses in each of the tax jurisdictions in which it operates and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets.
The loss before income taxes for the years ended December 31, 2024 and 2023 consisted of the following:

	Year Ended December 31,
	2024	2023
U.S.	$(46,711)	$(101,393)
Non-U.S.	(13)	272
Total	$(46,724)	$(101,121)

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

The provision for income taxes consists of the following:

	Year Ended December 31,
	2024	2023
Current:
U.S. Federal	$(41)	$(18)
U.S. State	50	145
Non-U.S. Foreign	57	112
Total Current	66	239

Deferred:
U.S. Federal	—	—
U.S. State	—	—
Total Deferred	—	—
Provision for income taxes	$66	$239
A reconciliation of the Company’s effective tax rate to the statutory U.S. Federal rate of 21% is as follows:

	Year Ended December 31,
	2024	2023
U.S. Federal provision (benefit)
At statutory rate	21.0%	21.0%
State taxes	(0.1)%	(0.1)%
Valuation allowance	(7.8)%	(12.2)%
Stock-based compensation	(12.7)%	(8.8)%
Permanent differences related to fair value adjustments	(0.5)%	(0.3)%
Other permanent differences	—%	0.1%
Total	(0.1)%	(0.2)%

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	Year Ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$151,015	$147,279
Stock-based compensation	952	1,003
Reserves and accruals	5,394	4,468
Property and equipment	604	803
Lease liabilities	2,542	2,829
Capitalized R&D	12,961	12,755
Sec. 163(j) interest carryforwards	6,445	6,520
Other	36	37
Total deferred tax assets	$179,949	$175,694
Less: valuation allowance	(179,877)	(175,694)
Deferred tax assets, net of valuation allowance	$72	$—
Deferred tax liabilities:
Right-of-use assets	(72)	—
Total deferred tax liabilities	(72)	—
Net deferred tax assets (liabilities)	$—	$—
A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. As of December 31, 2024 and 2023, the Company has provided a full valuation allowance on its net deferred tax assets. The change in total valuation allowance from 2023 to 2024 was an increase of $4.2 million.
The Company had net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $626.6 million and $236.8 million, respectively, as of December 31, 2024. The U.S. Federal and state net operating loss carryforwards, if not utilized, will expire beginning in 2033 and 2032, respectively. $590.2 million of the U.S. Federal net operating loss carryforwards are not subject to expiration. Utilization of some of the U.S. Federal and state net operating loss and credit carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has performed a Section 382 study as of December 31, 2024 and does not expect any net operating losses to expire unused due to Section 382 limitations.
The Company files tax returns in the U.S. and various local, state and foreign jurisdictions. The Company is not currently under examination in any of these jurisdictions and all its tax years remain open to examination due to net operating loss carryforwards. The Company does not have any material reserves for uncertain tax positions.

16. Related-Party Transactions
On December 10, 2024, the Company entered into Share Repurchase Agreements (the “Share Repurchase Agreements”) with Wildcat Capital Management, LLC and Wildcat Partner Holdings, LP (the “Wildcat Parties”). Prior to the transaction, the Wildcat Parties owned more than 6% of our Class A Common Stock in the aggregate. Pursuant to the Share Repurchase Agreements, the Company agreed to repurchase 961,532 shares of its Class A Common Stock from Wildcat Partner Holdings, LP at a price of $7.00 per share, for a total purchase price of $6.7 million, and 18,316 shares of its Class A Common Stock from Wildcat Capital Management, LLC at a price of $7.00 per share, for a total purchase price of $0.1 million (collectively, the

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
“Share Repurchase Transactions”), which in the aggregate comprised all of the shares of Class A Common Stock beneficially owned by the Wildcat Parties. The Share Repurchase Agreements contain customary representations and warranties, and closed on December 10, 2024.

At a repurchase price of $7.00 per share, the shares of Class A Common Stock were repurchased at a 35% premium to the Company’s share price at the time of the transaction. The Company recorded the purchase price of the Share Repurchase Transactions as treasury stock.

In December 2024, in light of interest shown by certain institutional shareholders to sell their shares back to the Company, including the Wildcat Parties, the Board formed a special transactions committee comprised solely of independent directors (the “Special Transactions Committee”). The Special Transactions Committee was charged with evaluating and approving any share repurchases from such institutional investors.

Aside from Share Repurchase Transactions and the Executive grants discussed in Note 14, Stock-Based Compensation, the Company did not have any other significant related party transactions during the years ended December 31, 2024 and 2023.

17. Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group (the “CODM”). Our CODM consists of the Chief Executive Officer who allocates resources and measures profitability based on our operating segments, which are managed and reviewed separately, as each represents products and services that can be sold separately to our customers. The CODM does not review information regarding total assets on a reportable segment basis.

A description of the Company’s two reportable segments, as determined by our CODM, is as follows:

•Skillz: Skillz is a leading eSports gaming platform. Its platform enables game developers to monetize their content through multi-player competition. By utilizing Skillz’ monetization services, developers can enhance their end-user experiences by enabling them to compete in head-to-head matches, live tournaments, and leagues while also increasing player retention through referral bonus programs, loyalty perks, on-system achievements, and rewards / prizes. Skillz provides its monetization services to developers via a downloadable SDK. The SDK integrates with developers’ existing games. Monetization services include end-user registration, player matching, fraud & fair play monitoring, and settlement for player billings and payouts. Skillz is headquartered in Las Vegas, NV with an office in Bangalore, India and presence in San Francisco, CA.

•Aarki: Aarki is an AI company that delivers advertising solutions to drive revenue growth for mobile app developers. Aarki enables brands to effectively engage audiences in a privacy-first world by using billions of contextual bidding signals coupled with proprietary machine learning and behavioral models. Aarki works with hundreds of advertisers globally and manages millions of mobile ad requests per second from over 10 billion devices. Aarki is headquartered in San Francisco, CA, with offices in Europe, the Middle East and Asia. In connection with the spin-off of Aarki in the third quarter of 2023 (see Note 3, Spin-Off Transaction), an Aarki Board of Directors was established on August 31, 2023. Two of the three Aarki Board seats are held by the Company’s Chief Executive Officer and an independent member of the Board of the Company. The Company’s CODM received discrete Aarki financial information on a regular basis for purposes of evaluating its operating performance and allocating resources beginning in the fourth quarter of 2023. Effective in the fourth quarter 2023, Aarki met the definition of an operating segment as defined in ASC 280, Segment Reporting (“ASC 280”)

The Company’s corporate operations primarily support Skillz and are included in the results for the Skillz segment. Likewise, Aarki largely has its own corporate operations, which are included in the Aarki segment.

For the Skillz Segment, end user engagement marketing represents the cost of incentives provided to end users such as Bonus Cash and Ticketz. Paid acquisition spend represents amounts paid to third parties to promote the Skillz platform. Headcount expenses include salaries, bonuses, contractors, travel, and burden such as employer taxes, benefits and insurance. Consulting fees represent expenses paid for professional fees. Vendor/Software expenses represent fees paid for the Company’s annual audit and tax advisors, software and server costs and third party technical support. Legal fees (non-litigation) represents

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
legal expenses that relate to contract negotiations, securities law, compliance and lawsuits that do not relate to the Company’s lawsuits against AviaGames, Papaya (see Note 10. Commitments and Contingencies) and a third competitor. Litigation expenses include legal expenses incurred where the Company is pursuing damages against AviaGames and Papaya (see Note 10. Commitments and Contingencies) and a third competitor for unfair business practices and their use of ‘bots’. Office and operations expenses represent rent and building maintenance. Other segment items include marketing expenses which, in turn, consists mostly affiliate marketing, state and corporate fees, fines and penalties and trade shows.

For the Aarki Segment, operating expenses include all operating expenses such as headcount, marketing, software, professional fees such as legal, audit and tax compliance and rent.

For both the Skillz and Aarki segments, stock-based compensation expenses are not included in operating expenses.

The following tables provide summarized information about the Company’s operations by reportable segment and a reconciliation of Segment Adjusted EBITDA to Net Loss for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Revenue
Skillz Segment	$82,442	$139,210
Aarki Segment	10,876	13,233
Eliminations	(453)	(364)
Total Revenue	$92,865	$152,079

Segment Adjusted EBITDA
Skillz Segment	$(53,205)	$(64,998)
Aarki Segment	(7,618)	(3,830)
Total Segment Adjusted EBITDA	$(60,823)	$(68,828)

Items to reconcile Segment Adjusted EBITDA to Net Loss:
Interest income (expense), net	$298	$(2,852)
Stock-based compensation	(30,015)	(43,692)
Change in fair value of common stock warrant liabilities	11	278
Provision for income taxes	(66)	(239)
Depreciation and amortization	(1,665)	(1,961)
Gain on extinguishment of debt	—	15,205
Other (expense) income, net	(530)	540
Impairment of goodwill and long-lived assets(1)	—	(3,335)
Loss contingency accrual(2)	—	3,524
Gain on litigation settlement(3)	46,000	—
Net Loss	$(46,790)	$(101,360)

(1)Includes impairment of goodwill and long-lived assets related to one of the Company’s investments in non-marketable securities of a privately held company on account of significant concerns related to the private company’s ability to continue as a going concern.
(2)Amount represents the settlement of a litigation matter relating to a former employee as discussed in Note 10, Commitments and Contingencies.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
(3)Amount represents a gain on a legal settlement recorded in connection with proceeds under terms of a settlement agreement entered into with Avia Games in connection with certain bot misuse litigation as discussed in Note 10, Commitments and Contingencies.

The following tables provide summarized information about the Company’s operations used by the CODM by reportable segment for the years ended December 31, 2024 and 2023, respectively.

	For the Year Ended December 31, 2024
	Skillz Segment	Aarki Segment
Revenue	$82,442	$10,876
Less:
Cost of Revenue	9,522	3,883
End User Engagement Marketing	37,164
Paid Acquisition Spend	15,891
Headcount expenses	26,709
Consulting fees	4,194
Vendor/Software Expenses	12,852
Legal fees (non-litigation)	6,836
Litigation expenses	13,087
Office and operations expenses	5,659
Aarki operating expenses		14,611
Other segment items	3,733
Segment Adjusted EBITDA	$(53,205)	$(7,618)

	For the Year Ended December 31, 2023
	Skillz Segment	Aarki Segment
Revenue	$139,210	$13,233
Less:
Cost of Revenue	12,061	3,318
End User Engagement Marketing	64,936
Paid Acquisition Spend	25,554
Headcount expenses	38,634
Consulting fees	11,624
Vendor/Software Expenses	15,394
Legal fees (non-litigation)	7,649
Litigation expenses	7,931
Office and operations expenses	10,061
Aarki operating expenses		13,745
Other segment items	10,364
Segment Adjusted EBITDA	$(64,998)	$(3,830)

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Transactions Between Segments

Intercompany revenue was $0.5 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively.

Beginning September 1, 2023, Aarki entered into an agreement with Skillz whereby Aarki will reimburse Skillz for shared services on a monthly basis. The amount paid for the years ended December 21, 2024 and 2023 were not material.

Capital Expenditures

Consolidated capital expenditures were $2.5 million and $13.2 million in the years ended December 31, 2024 and 2023, respectively. Capital expenditures in 2024 consisted primarily of costs related to internal-use software. Capital expenditures in 2023 consisted primarily of the acquisition of the Company’s headquarters by the Skillz segment in the amount of $11.5 million.

18. Net Loss Per Share

The Company computes net loss per share of the Class A common stock and Class B common stock using the two-class method required for participating securities. Basic and diluted loss per share are the same for each class of common stock as they are entitled to the same liquidation and dividend rights. The effect of potentially dilutive common shares is reflected in diluted loss per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted loss per Class A common stock and Class B common stock (in thousands, except for share and per share data).

	Year Ended December 31,
	2024	2023
Numerator:
Net loss - basic and diluted	$(46,790)	$(101,360)
Denominator:
Weighted average common shares outstanding – basic and diluted	17,845,771	20,893,085
Net loss per share attributable to common stockholders – basic	$(2.62)	$(4.85)

The following outstanding common stock equivalents were considered antidilutive; and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands):

	Year Ended December 31,
Number of Securities Outstanding	2024	2023
Common stock warrants	226,786	226,786
Common stock options	681,729	701,833
Performance stock units	669,339	688,373
Restricted stock units	1,769,947	2,497,773
Total	3,347,801	4,114,765

19. Subsequent Events
Lease in Bangalore, India

On February 3, 2025, the Company entered into a letter of intent to lease space in an office building in Bangalore, India. The lease commenced on August 18, 2025 for a term of 36 months. The lease payment is approximately $35.7 thousand per month, plus applicable taxes with an annual escalation of 6% per annum.

License Agreement Dispute

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
On April 1, 2022, the Company entered into an agreement with a holder of intellectual property (the “Partner”) pursuant to which the Company would develop and market mobile games with the Partner’s brand and the Partner would use “good faith efforts” to promote the games. In consideration, the Company would pay the Partner minimum royalties totaling $1.5 million, but not to exceed $2.0 million, of which $0.5 million had been accrued as of December 31, 2024. The Company contended that the Partner failed to provide good faith efforts to market and, as a result withheld royalty payments. The Partner contended that the Company was in breach of the agreement due to non-payment of royalty payments. The Partner served the Company a complaint on January 14, 2025. In April 2025, the Partner and the Company agreed to attend mediation on this matter and settled the matter for a payment of $0.5 million to the Partner in June 2025 (see Note 10, Commitments and Contingencies).

Vendor Disputes

Between November 2022 and March 2023, the Company and a vendor entered into several agreements in which the vendor would perform defined professional services. Of the $7.2 million in invoices from the vendor, the Company paid $3.2 million and claimed that the vendor expanded the scope of work without authorization, over billed for its services, performed poorly and unilaterally refused to perform certain agreed upon deliverables. The vendor, in turn, claimed it received proper authorization for the work it performed, completed its contracted-for tasks and that the Company breached the agreements and failed to pay outstanding invoices. The vendor sought $4.0 million in damages, plus interest, attorney fees and costs of litigation. The Company sought counterclaims from the vendors for breach of contract, breach of implied covenant of good faith and fair dealing, and fraudulent inducement and is sought approximately $15 million in damages, plus interest, attorney fees and costs of litigation. In March 2025, the vendor and the Company settled the dispute. In exchange for mutual releases of all claims, the Company paid the vendor $2.75 million (see Note 10, Commitments and Contingencies).

In April 2022, the Company and a vendor entered an agreement to license certain rights to develop vendor branded mobile games. In consideration, the Company agreed to pay the vendor certain monetary amounts over three years and the vendor, in turn, would use good faith efforts to promote the games. In December 2024, the vendor filed a complaint in Nevada seeking damages of $1.3 million for breach of contract, failure to pay royalties and unjust enrichment. In April 2025, the Company and the vendor agreed to mediate the matter that resulted in a settlement where the Company agreed to pay the vendor $533 thousand, which represented the past due balances for year one and year two of the agreement that were fully accrued as of December 31, 2024 (see Note 10, Commitments and Contingencies).

Termination of Operating Lease

On April 18, 2025, the Company and the lessor of its former headquarters in San Francisco mutually agreed to terminate the lease. In exchange for the mutual releases, the Company paid the lessor a lump sum payment of $14,000,000. The loss on termination of the operating lease of $0.4 million represented the difference between the settlement amount and the carrying value of the lease obligation, and was recorded as a component of other income (expense), net in the statement of operations for the year ended December 31, 2024.

Recovery of Legal Settlement

Subsequent to the year ending December 31, 2024, the D&O insurance carrier of the Flying Eagle legal matter (see Note 10, Commitments and Contingencies) agreed to pay a total of $9.75 million to Skillz in connection with this matter. Of those funds, $1.25 million was received in the quarter ending March 31, 2025 and was used to pay defense costs. During the quarter ended June 30, 2025, Skillz received the remaining $8.50 million. In July 2025, the Company paid a settlement $10.00 million on the Flying Eagle legal matter which the court approved in September 2025. The Company recorded the insurance recovery proceeds as an offset to general and administrative expenses for the year ended December 31, 2024 (see Note 10, Commitments and Contingencies).

Skillz v. Tether Litigation

On August 29, 2025, the Company received a notice (“Notice”) from Tether indicating that Tether is terminating all of its various agreements with the Company (the “Tether Agreements”), including the Company’s Developer Terms and Conditions of Service, as amended from time to time, including by that certain Amendment to Skillz Online Developer Terms and

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Conditions of Service, dated January 15, 2020, effective as of September 1, 2025. The Company believes the termination notice to be invalid and in breach of Tether’s obligations under the Tether Agreements.

Following receipt of the Notice, on September 1, 2025, the Company filed suit in the Court of Chancery of the State of Delaware, seeking injunctive and declaratory relief in relation to Tether’s breach of the Tether Agreements. On October 3, 2025, the Company filed a first amended complaint in the Court of Chancery of the State of Delaware alleging additional breaches of contract (see Note 10, Commitments and Contingencies).

Purchase of Treasury Stock

On August 18, 2023, the Board authorized the Company to repurchase, at any time or from time to time but for a period no longer than one year from the date of authorization, shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate purchase price not to exceed $65.0 million (a) on the New York Stock Exchange (the “NYSE”) or any other national securities exchange on which the Common Stock is then traded, (b) pursuant to a plan effected pursuant to Rule 10b5-1 (a “Rule 10b5-1 Plan”) promulgated under the Exchange Act, and/or (c) pursuant to accelerated share repurchase arrangements, tender offers, privately negotiated transactions or otherwise (the “Share Repurchase Program”). On December 5, 2024, the Board reapproved the Share Repurchase Program and extended the expiration date until otherwise suspended, terminated or modified at any time for any reason by the Board.

Subsequent to December 31, 2024 through November 3, 2025, the Company has repurchased 1.4 million shares of its common stock under the Share Repurchase Program (see Note 13, Stockholders Equity) at an average price of $5.39 share for a total cost (including commission) of $7.7 million.

Skillz v. Papaya Litigation

On October 28, 2025, the court denied Papaya’s motion for summary judgment as to Skillz’s claims against Papaya. The Court also denied Papaya’s motion to exclude Skillz’s consumer survey and damages experts. The court’s rulings on Skillz’ motion for summary judgment as to Papaya’s counterclaims against Skillz, and Papaya’s experts are still pending (see Note 10, Commitments and Contingencies).

New Tax Law
On July 4, 2025, U.S. Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which includes significant provision, including tax cut extensions and modifications to the international tax framework. In accordance with GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment, which is in the quarter ending September 30, 2025. The Company is in the process of analyzing the impacts of the law change, and it currently does not expect the OBBBA to have a material impact on its consolidated financial statements.

Notice of Default

In light of the delays in the filing of the Company’s annual financial statements on this Form 10-K and the interim financial statements on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, on September 30, 2025, the Company received a notice of default (the “Notice of Default”) from UMB Bank, N.A., as trustee (the “Trustee”) under that certain Indenture, dated as of December 20, 2021, between the Company, each of the guarantors party thereto and the Trustee (“Indenture”), pertaining to the Company’s outstanding 2021 Senior Secured Notes. The Notice of Default provided that the Company was not in compliance under the terms of the Indenture as a result of the Company’s failure to timely provide the required quarterly and annual reports within the time periods required under the Exchange Act. Pursuant to the terms of the Indenture, the receipt of the Notice of Default will not result in an Event of Default (as such term is defined under the Indenture) unless the Company remains out of compliance with this reporting covenant for 120 days following receipt of the Notice of Default.

Pursuant to the Indenture, the Company will be deemed to regain compliance with these reporting covenants if it provides all applicable delayed filings within 120 days of receipt of the Notice of Default. The filing of this Annual Report on Form 10-K constitutes compliance with a portion of reporting covenant under the Indenture, and the Company is further taking the

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
necessary steps to file its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 as soon as practicable, in order to regain compliance with the terms of the Indenture.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms.

Based on the evaluation of our disclosure controls and procedures, management has concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by, and included in, this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. In light of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate in light of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of this assessment, management concluded that internal control over financial reporting was not effective as of December 31, 2024, due to the existence of material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, the following material weaknesses existed as of December 31, 2024:

1.Risk assessment: The Company did not design an effective risk assessment process based on the criteria established in the COSO Framework. As a result, the Company did not appropriately reassess and adequately design and implement controls over financial reporting, including with respect to identification and review of disclosures and monitoring controls, and with respect to providing the appropriate evidence of review of reconciliations, budgets, and key elements of the financial close process.

2.Information technology general controls (“ITGCs”): As of December 31, 2024, ITGCs in the areas of access and program change management over information technology (IT) systems that support the Company’s financial reporting processes were not designed or operating effectively. Specifically, the Company did not maintain sufficient: (a) user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (b) program change management controls to ensure that IT program and data changes affecting financial information technology applications and underlying records are identified, tested, authorized, and implemented appropriately; and (c) program operations controls. As a result, the Company’s related IT dependent manual and application controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs were also deemed ineffective.

3.Internal control over financial reporting: As of December 31, 2024, controls related to properly evaluating accounting processes were not adequately designed, implemented or operating effectively including the lack of sufficient documentation or evidence retained to demonstrate management’s review over several financial statement areas, as it relates to the Company’s reconciliations, budgets, and key elements of the financial reporting process. Additionally, there was an inadequate review of complex accounting assumptions, together with a lack of qualified accounting personnel employed during the year.

The material weaknesses described above were identified during management’s assessment and confirmed by our independent registered public accounting firm. These material weaknesses did not result in a material misstatement of the Company’s previously or currently issued financial statements; however, there is a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis.

Remediation Efforts

Management has been actively engaged in developing and implementing remediation plans to address these material weaknesses as described below.

During fiscal year 2024 and the first three quarters of 2025, management made the following progress on its remediation efforts:

•Made significant investment in hiring more appropriately skilled accounting resources to enhance the financial close process, technical accounting, tax accounting and internal control over financial reporting capabilities, together with engaging qualified consultants, as appropriate.
•Redesigned certain controls in financial reporting processes and implemented additional internal control procedures in our financial reporting processes.
•Trained finance, accounting, operations and engineering personnel, together with other key roles across the organization in the design and execution of internal controls under required standards.

While we have implemented changes to our control environment, we require additional time to complete the implementation of our remediation plans and demonstrate the effectiveness of our efforts. The material weaknesses cannot be considered remediated until the underlying remediated controls operate for sufficient time, and management has concluded, through testing, that these controls are operating effectively.

Management, with oversight from the Audit Committee, will continue to work to remediate the Company’s material weaknesses, and reinforce the overall design and operating effectiveness of our internal control environment. The following has been planned for implementation in management’s ongoing efforts to remediate the identified material weaknesses:

•Management will continue to enhance and standardize policies and procedures across the Company to ensure consistency and performance of internal controls;
•Management will continue to make strategic investments in qualified personnel, external consultants, together with deploying available tools and systems to streamline and automate the execution and documentation of internal controls throughout the Company; and
•Management will continue to engage, educate and train personnel, including external consultants, throughout the Company on the importance of documenting and following internal controls.

Changes in Internal Controls Over Financial Reporting

Other than the changes noted above, there have been no changes in our internal controls over financial reporting during the fiscal quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Attestation of Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Grant Thornton LLP, has expressed an adverse opinion on the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report, which appears in Item 8 of this Annual Report on Form 10-K.

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

In light of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur as a result of a simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate due to changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Management
Director Biographical Information
The names of our directors, certain biographical information about our directors, and the experiences, qualifications, attributes or skills that the Nominating Committee considered when recommending the directors for nomination, are set forth below. Ages and positions are as of November 3, 2025.

Name	Age	Position with Skillz Inc.
Andrew Paradise(1)	43	Chief Executive Officer, Co-Founder and Chairman of the Board
Casey Chafkin(2,7)	41	Director
Henry Hoffman (3,4)	42	Director
Anthony Cabot(2)	69	Director
Alexander Mandel(5)	55	Director
Kent Wakeford(3,6)	56	Director

(1)Chair of the Nominating Committee
(2)Member of the Nominating Committee
(3)Member of the Audit Committee
(4)Member of the Compensation Committee
(5)Chair of the Audit Committee
(6)Chair of the Compensation Committee
(7)Mr. Chafkin resigned as Chief Strategy Officer of the Company effective August 23, 2024. Mr. Chafkin continues to serve as a consultant to the Company and director on the Board.

Andrew Paradise

Mr. Paradise is our Chief Executive Officer, Chairman of the Board, and founder. Since co-founding Skillz in 2012, he has grown the company into the first publicly traded mobile games platform, hosting billions of tournaments and distributing millions in prizes each month. Prior to Skillz, Mr. Paradise founded AisleBuyer, a mobile self-checkout company acquired by Intuit (NASDAQ: INTU) in 2012. Earlier in his career, Mr. Paradise worked in private equity and venture capital. He holds more than 90 patents to his name. Mr. Paradise’s industry experience, leadership abilities and strategic insight make him a valued member of the Board.
Casey Chafkin

Mr. Chafkin has served on the Board since the establishment of Skillz’ Board and is a co-founder of the Company. Since its founding in 2012 until August 2024, Mr. Chafkin served the Company in a variety of C-Suite roles. Prior to Skillz, Mr. Chafkin was the VP of Business Development for AisleBuyer (now Intuit GoPayment) (NASDAQ: INTU) from 2010 to 2012. He is an expert in mobile payments and performance marketing. Mr. Chafkin received his B.S. in economics from Duke University and his MBA from Harvard Business School. As a leader, entrepreneur, and co-founder, Mr. Chafkin has been featured in outlets such as CNBC, VentureBeat, and Silicon Valley Business Journal. Mr. Chafkin’s leadership and business experience, along with his experience in the industry make him a valued member of the Board.

Henry Hoffman

Mr. Hoffman has served on the Board since August 2022. Mr. Hoffman is a Partner at SL Advisors, Portfolio Manager of the SL Advisors MLP & Infrastructure SMA strategies and also Co-Portfolio Manager of the Catalyst Energy Infrastructure Fund. Mr. Hoffman is co-creator of the American Energy Indices, with a deep passion for the energy infrastructure space. Mr. Hoffman has been with SL Advisors since 2010. Before joining SL Advisors, Mr. Hoffman worked as a buy-side equity analyst for PNC Capital Advisors and a private equity real estate analyst for PNC Realty Investors. Mr. Hoffman graduated from Duke

University with a Bachelor of Science in economics and a minor in chemistry. Mr. Hoffman's extensive experience in the financial services industry makes him a valued member of the Board.
Anthony Cabot

Mr. Cabot has served on the Board since October 2024. Anthony Cabot held the position of Distinguished Fellow of Gaming Law at the UNLV Boyd School of Law until May 2023, overseeing the esteemed gaming law program. For over two decades, he shared his expertise not only with students but also with legislators and regulators worldwide. Prior to transitioning to academia full-time in March 2018, Professor Cabot spent 37 years practicing gaming law. Notably, he chaired the gaming law practice and served on the executive committee at Lewis Roca Rothgerber Christie LLP. Since the outset of his career in 1981, Professor Cabot has been instrumental in shaping significant gaming legislation both domestically in Nevada and on the international stage. Known for his prolific writing, he has authored or edited thirteen books on gaming-related topics, including “Sports Wagering in America: Policies, Economics, and Regulation” (2018), “Regulating Land-based Casinos” (2nd ed. 2018), “The Law of Gambling and Regulated Gaming: Cases and Materials” (3rd ed. 2021), “Regulating Internet Gaming: Challenges and Opportunities” (2013), and “Practical Casino Math” (2nd ed. 2005). Additionally, he is a founding member and former president of the International Masters of Gaming Law.
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

Kent Wakeford

Mr. Wakeford has been an independent director of Skillz since 2020 and has more than 20 years of experience in the technology, digital media, ad tech, gaming and esports industries. Mr. Wakeford has co-founded multiple companies, including Gen.G Esports (“Gen.G”), tvScientific, Colossal Inc. (“Colossal”), Integral Ad Science, and Rally Networks. Mr. Wakeford currently serves as Co-Chief Executive officer of Form Bio since 2022 and as a director of tvScientific since 2017. Since February 2025, Mr. Wakeford also has been a member of the Aarki board of directors and since July 2025, as a member of the UCLA Board of Advisors. Mr. Wakeford previously served as Chief Operating Officer of Colossal from March 2021 to September 2022 and in various roles at Gen.G, including President, Chief Operating Officer and Vice Chairman of the Board of Directors, from June 2017 to October 2022. He has extensive experience in the game industry having served as Chief Operating Officer of Kabam from 2014 to 2017, where he helped grow Kabam to a globally diverse game company with over 1,000 employees in seven countries. Kabam games were played by over 500 million people around the world and generated over a billion dollars in revenue. Mr. Wakeford helped lead the sale of Kabam to Netmarble Games for $800 million. Mr. Wakeford is a co-inventor on over 80 issued patents in the game industry and a prolific industry spokesperson featured in Bloomberg, CNBC, The Wall Street Journal, Los Angeles Times, and ESPN. Mr. Wakeford received an undergraduate degree from the University of California, Los Angeles and a Juris Doctor from the University of Southern California. Mr. Wakeford’s leadership experience and industry experience make him a valued member of the Board.

Executive Officers of the Company (as of November 3, 2025)

Andrew Paradise	See “Directors and Management—Director Biographical Information” above for a description of Mr. Paradise’s experience.
Chief Executive Officer
Age: 43

Nikul D. Patel
Mr. Patel joined the Company as a corporate secondee in July 2023 from King & Spalding LLP and was appointed as the Interim General Counsel on March 10, 2024. Prior to that, Mr. Patel was a Senior Associate at King & Spalding LLP since May 2021. Prior to joining King & Spalding LLP, Mr. Patel was an associate at Womble Bond Dickinson (US) LLP from March 2017 to May 2021. Mr. Patel received his Juris Doctorate from the University of North Carolina School of Law and a Bachelor of Arts in Psychology from the University of North Carolina at Chapel Hill.

Interim General Counsel
Age: 38

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
Age: 53

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

Compensation Committee

The Compensation Committee consists of Messrs. Wakeford (Chair) and Hoffman, each of whom qualifies as (i) an “independent director” under the NYSE Listing Rules (ii) an “outside director” under Section 162(m) of the Internal Revenue Code (the “Code”) and (iii) “non-employee directors” as defined pursuant to Rule 16b-3 of the Exchange Act. The purpose of the Compensation Committee is to assist the Board in discharging its responsibilities relating to (1) setting Skillz’s compensation program and compensation of its executive officers and directors, (2) monitoring Skillz’s incentive and equity-based compensation plans and (3) preparing the compensation committee report required to be included in Skillz’s proxy statement under the rules and regulations of the SEC.

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

Nominating and Corporate Governance Committee

The Nominating Committee consists of Messrs. Paradise (Chair), Chafkin, and Cabot. Mr. Cabot is a non-employee director and is independent as defined in the listing standards of the NYSE. As of November 3, 2025, both Messrs. Paradise and Chafkin were not independent. The Company is availing itself of the “controlled company” exception with respect to the requirement that the Nominating Committee be composed of entirely independent directors. See “Corporate Governance—Controlled Company Exemption” for more information. The primary purpose of the Nominating Committee is to assist the Board in discharging its responsibilities relating to (1) identifying individuals qualified to become new Board members, consistent with criteria approved by the Board, (2) reviewing the qualifications of incumbent directors to determine whether to recommend them for reelection and selecting, or recommending that the Board select, the director nominees for the next annual meeting of stockholders, (3) identifying Board members qualified to fill vacancies on any Board committee and recommending that the Board appoint the identified member or members to the applicable committee, (4) reviewing and recommending to the Board corporate governance principles applicable to Skillz and (5) overseeing the evaluation of the Board and management.

Continuation of 2022 Special Task Force on Material Weakness Remediation

In 2022, in light of the discovery of material weaknesses in change management procedures and controls, the Board formed a special task force comprised solely of independent directors (the “Special Task Force”). The Special Task Force was charged with monitoring the remediation efforts of the material weaknesses. The task force continued its work throughout 2024. In 2024, the Special Task Force consisted of Mr. Wakeford and Mr. Mandel.

Special Transactions Committee

In December 2024, in light of interest shown by certain institutional shareholders to sell their shares back to the Company, the Board formed a special transactions committee comprised solely of independent directors (the “Special Transactions Committee”). The Special Transactions Committee was charged with evaluating and approving any share repurchases from such institutional investors. The Special Transactions Committee consisted of Mr. Wakeford, Mr. Hoffman, and Mr. Cabot.

Special Committee

In September 2024, the independent members of the Board formed a special committee comprised solely of independent directors (the “Special Committee”) for the purpose of considering adjustments to the compensation levels and arrangements for Mr. Paradise, the Company’s Chief Executive Officer and controlling stockholder. The Special Committee consisted of Mr. Wakeford and Mr. Hoffman.

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

Delinquent Section 16(a) Reports

Based upon our review of reports filed with the SEC and written representations that no other reports were required, we believe that all of our directors, executive officers and beneficial owners of more than ten percent of our equity securities complied with the reporting requirements of Section 16(a) of the Exchange Act during 2024, with the exception of (i) a Form 3 filed late on May 8, 2024 for Nikul Patel reporting his initial beneficial ownership, (ii) a Form 4 filed late on September 9, 2024, reporting an award for Gaetano Franceschi, (iii) a Form 4 filed late on September 10, 2024, reporting transactions for Andrew Paradise and (iv) a Form 4 filed late on October 4, 2024, reporting an award for Kent Wakefield, each due to an inadvertent administrative error.

Insider Trading Policy

We have adopted an insider trading policy that governs the purchase, sale and/or other dispositions of our securities by directors, officers and employees, and that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE listing standards applicable to us. In addition, it is our intent to comply with applicable laws and regulations relating to trading in our securities. Among other requirements, the Company’s insider trading policy prohibits individuals from engaging in transactions involving the common stock of our Company while such individuals are in possession of material, nonpublic information about our Company. The insider trading policy prohibits individuals from disclosing material, nonpublic information about the Company to others who may trade on the basis on that information. The insider trading policy also prohibits A copy of our Insider Trading Policy is filed as Exhibit 19.1 hereto.

Item 11. Executive Compensation.
2024 Summary Compensation

The following Summary Compensation Table shows information concerning the annual compensation for services provided to Skillz by our named executive officers (“NEOs”) for the years ended December 31, 2024 and 2023. Certain other information is provided in the narrative footnotes following the Summary Compensation Table. All dollar amounts are rounded to the nearest whole dollar.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	All Other Compensation ($)	Total ($)
Andrew Paradise	2024	525,000	—	—	5,452(2)	530,452
Chief Executive Officer	2023	525,000	—	—	20,259(3)	545,259

Gaetano Franceschi	2024	376,923	—	424,180	82,846(4)	883,949
Chief Financial Officer

Nikul Patel	2024	468,058(5)	—	—	—	468,058
Interim General Counsel

1.The amounts reported in this column represent the aggregate grant date fair value of RSU awards granted to the NEOs, computed in accordance with FASB ASC Topic 718. See Note 14, Stock-Based Compensation, to Skillz’s consolidated financial statements included in the Company’s Annual Report on Form 10-K for the 2024 fiscal year for a discussion of all assumptions made by us in determining the grant date fair value of our equity awards granted in 2024. This column does not include any PSUs awarded by the Company in 2023 or 2024, as the performance metrics for all such awards were not achieved, and thus the awards were not considered granted pursuant to FASB ASC Topic 718.
2.Represents the value of 401(k) plan match contributions.
3.Consists of (i) $6,730, which represents the value of 401(k) plan match contributions; and (ii) $13,529 for untaken vacation time paid out.
4.Consists of: (i) $75,000, which represents the value of a moving allowance provided to Mr. Franceschi; (ii) $7,846, which represents the value of 401(k) plan match contributions.
5.Mr. Patel was appointed as Interim General Counsel effective March 10, 2024. Pursuant to an offer letter, during fiscal year 2024, Mr. Patel received a prorated annual base salary of $630,000. Prior to his appointment on March 10, 2024, Mr. Patel was a corporate secondee from King & Spalding LLP and received no compensation from Skillz.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table shows information regarding equity awards held by the NEOs that were outstanding as of December 31, 2024. Dollar amounts, except exercise prices, are rounded to the nearest whole dollar.

		Option Awards					Stock Awards
Name(1)	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares or units of stock that have not vested ($)(3)
Andrew Paradise	12/16/2020	—	—	332,000	353.60	12/16/2030	—	—
	11/23/2022	—	—	—	—	—	815,193	$4,100,421

Gaetano Franceschi	1/8/2024	—	—	—	—	—	65,359	$328,756

Nikul Patel	None

1.All outstanding equity awards as of December 31, 2024, as reported in this table, are denominated in Class A Common Stock.
2.The shares of restricted stock and restricted stock units shown in this column vest (or vested) as follows:
a.For Mr. Paradise’s November 23, 2022 RSU award, the RSUs listed in this column vest 25% on the first anniversary of the grant date and 6.25% in quarterly installments over the next three years. In addition, as required under SEC rules, the accounting grant date under FASB ASC Topic 718 is being reported here for Mr. Paradise’s RSU award, as opposed to the January 1, 2023 grant date set forth in his award agreement.
b.For Mr. Franceschi, the RSUs listed in this column vested 100% on the first anniversary of the grant date and will settle once the Company becomes current with its periodic filings under the Securities and Exchange Act of 1934.
3.For purposes of this table, the market value of unvested shares of restricted stock is determined by multiplying the number of shares by $5.03, the closing price of a share of Class A Common Stock on December 31, 2024.

Closing Option Grants

In connection with the closing of the Business Combination (and as set forth in the “Outstanding Equity Awards at 2024 Fiscal Year End” table above), Mr. Paradise received, pursuant to the Omnibus Plan, nonqualified stock options to purchase, respectively, 498,000 shares of Class B Common Stock and 102,000 shares of Class A Common Stock. The options will vest in three equal increments as follows: (i) one-third (1/3) of the options will vest and become exercisable as of the date, following the grant date, that the VWAP on the NYSE of a share of Class A Common Stock over a ten (10) trading day period equals or exceeds 3.0x the VWAP of the shares as of the closing date of the Business Combination, (ii) one-third (1/3) of the options will vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 4.0x the VWAP of the shares as of the closing date of the Business Combination, and (iii) one-third (1/3) of the options will vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 5.0x the VWAP of the shares as of the closing date of the Business Combination. The exercise price per share subject to these options is $353.60, the closing price of a share of Class A Common Stock on the closing date of the Business Combination.

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

Non-Change in Control Termination

Pursuant to the Severance Plan, in the event of a termination without cause or for good reason (each as defined in the Severance Plan), not in connection with a change in control, (i) Mr. Paradise would be eligible to receive severance benefits equal to 12 months of continued base salary and continued health and welfare coverage for 12 months, (ii) Mr. Franceschi would be eligible to receive severance benefits equal to 9 months of continued base salary and continued health and welfare coverage for 9 months and (iii) Mr. Patel would be eligible to receive severance benefits equal to 3 months of continued base salary and continued health and welfare coverage for 3 months. Any equity awards held by our NEOs that were granted under the Omnibus Plan in substitution for the pre-closing awards they had received under the Skillz Inc. 2017 Equity Incentive Plan (the “2017 Plan”), will also vest in full in the event of a termination by Skillz without cause or a resignation for good reason. The receipt of all severance benefits is subject to the NEO’s execution and non-revocation of a general release of claims. For purposes of these awards, “good reason” means, without the NEO’s consent, (i) the material reduction by Skillz of the executive’s duties, authority or responsibilities, taken as a whole, (ii) a material reduction in the executive’s target annual cash compensation (other than pursuant to a company-wide salary reduction applicable to similarly situated employees), or (iii) a required relocation that increases the executive’s one-way commuting distance by more than 40 miles.

The following table sets forth estimates of the benefits that our NEOs would have received in the event of a termination without cause or a resignation in a constructive termination or a termination due to death or disability, in each case not in connection with a change in control (assuming the termination occurred on December 31, 2024).

Name	Cash Severance ($)	Equity Acceleration ($)(1)	Continued Benefits ($)	Total ($)
Andrew Paradise	$525,000	1,669,960	23,690	2,218,650
Gaetano Franceschi	$300,000	328,756	25,395	654,151
Nikul Patel	$170,625	—	7,336	177,961

1.Represents, for accelerated stock options, the positive spread, if any, between the closing price of our Class A Common Stock, as reported on the NYSE, of $5.03 per share on December 31, 2024 and the applicable stock option exercise price. For accelerated restricted stock, represents the value of all outstanding restricted shares multiplied by $5.03 per share. The column does not reflect stock options where the exercise price exceeds such closing price (for information about these stock options, see the “Outstanding Equity Awards at 2024 Fiscal Year End” table above). These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards upon the vesting of the granted stock options, the exercise of the granted stock options or the sale of the shares underlying the granted stock options.

Change in Control

Pursuant to the Severance Plan, if a termination without cause or for good reason occurs within the three months prior to or 12 months following the consummation of a change in control (a “CIC Qualifying Termination”), the Severance Plan instead would provide (i) Mr. Paradise with 18 months of base salary, payable in a lump sum, 1.5 times his target bonus for the year of termination, and continued health and welfare coverage for 18 months, (ii) Mr. Franceschi 12 months of base salary, payable in a lump sum, his target bonuses for the year of termination, and continued health and welfare coverage for 12 months, and (iii) Mr. Patel with 6 months of base salary, payable in a lump sum, his target bonuses for the year of termination, and continued health and welfare coverage for 6 months. The receipt of all severance benefits is subject to the NEO’s execution and non-revocation of a general release of claims.

The Severance Plan also provides that, in the event of a CIC Qualifying Termination, any outstanding and unvested time-based equity awards held by the NEOs under the Omnibus Plan will automatically vest in full, and any outstanding performance-vesting equity awards held by the NEOs under the Omnibus Plan will be treated as set forth in the Omnibus Plan and applicable award agreements (if any). The following table sets forth estimates of the benefits that our NEOs would have received in the event of a CIC Qualifying Termination (assuming the termination occurred on December 31, 2024).

Name	Cash Severance(1)	Equity Acceleration ($)(2)	Continued Benefits ($)	Total ($)
Andrew Paradise	1,575,000	5,770,381	35,535	7,380,916
Gaetano Franceschi	800,000	328,756	29,344	1,158,100
Nikul Patel	341,250	—	16,930	358,180

1.Amounts reflect the sum of (i) the executive’s base salary payment and (ii) the product of the executive’s target bonus and applicable bonus multiple.

2.Represents (i) for accelerated restricted stock units and restricted stock, the market value of the shares underlying the accelerated awards as of December 31, 2024, based on the closing price of our Class A Common Stock, as reported on the NYSE, of $5.03 per share on December 31, 2024 and (ii) for accelerated stock options, the positive spread, if any, between the closing price of our Class A Common Stock, as reported on the NYSE, of $5.03 per share on December 31, 2024 and the applicable stock option exercise price. The column does not reflect stock options where the exercise price exceeds such closing price (for information about these stock options, see the “Outstanding Equity Awards at 2024 Fiscal Year End” table above). These amounts do not reflect whether the NEO has actually realized or will realize a financial benefit from the awards upon the vesting of the granted restricted stock units, performance stock units and stock options, the exercise of the granted stock options or the sale of the shares underlying the granted restricted stock units, performance stock units and stock options.

Director Compensation Program

The Skillz non-employee director compensation program is designed to provide competitive compensation necessary to attract and retain high quality non-employee directors and to encourage ownership of Skillz stock to further align their interests with those of our stockholders. In 2024, our non-employee director compensation program provided the following compensation components:

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
•Meeting fees of $10,000 per meeting for participation on the Special Task Force on Material Weakness Remediation, Special Litigation Committee and Special Compensation Committee of the Board; and
•An additional annual cash retainer of $25,000 for serving as our non-executive chair and $15,000 for serving as our lead director, in each case, if applicable.

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

2024 Director Compensation

The following table provides information concerning the compensation of each non-employee director who served on the Board in 2024. Mr. Paradise did not receive any additional compensation for his service as a director of the Company during 2024. Mr. Chafkin separated from the Company as an employee on August 23, 2024 and did not receive any additional compensation for his service as director of the Company during 2024. However, since he separated from the Company as an employee, Mr. Chafkin received $15,000 for consulting services to the Company during 2024. All dollar amounts are rounded to the nearest whole dollar.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)	Total
Anthony Cabot (3)	157,500	—	—	157,500
Henry Hoffman	397,500	127,226	—	524,726
Alexander Mandel	511,875	86,230	—	598,105
Seth Schorr(4)	243,504	62,814	—	306,318
Kent Wakeford	489,375	141,085	—	630,460

1.Excludes expense reimbursements. We reimburse our directors for expenses incurred to attend board meetings.
2.The amounts reported in this column represent the aggregate grant date fair value of RSU awards granted to the non-employee directors in 2024, computed in accordance with FASB ASC Topic 718. See Note 14, Stock-Based Compensation, for a discussion of all assumptions made by us in determining the grant date fair value of our equity awards. As of December 31, 2024, our non-employee directors who were members of the Board on such date held the following outstanding and unvested equity awards: Henry Hoffman 7,021 RSUs; Alex Mandel 21,204 RSUs; Kent Wakeford 64,516 RSUs; Anthony Cabot 76,190 RSUs.
3.Anthony Cabot joined the board on October 4, 2024.
4.Mr. Schorr left the board on September 19, 2024. Upon his resignation from the Board in September 2024, Mr. Schorr’s unvested RSUs were forfeited for no consideration in accordance with the terms set forth in the Omnibus Plan.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee was at any time during fiscal year 2024, or at any other time, one of our officers or employees. None of our executive officers has served as a director or member of a compensation committee (or other committee serving an equivalent function) of any entity, one of whose executive officers served as a director of our Board or member of our Compensation Committee

Practices Related to Timing of Equity Awards

Neither the Board of Directors nor the Compensation Committee takes into account material non-public information when determining the timing or terms of equity awards, nor do we time disclosure of material non-public information for the purpose of affecting the value of executive compensation. During 2024, we did not grant stock options to any executive officer during any period beginning four business days before and ending one business day after the filing of any periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any current report on Form 8-K that disclosed material non-public information. More broadly, we did not award any stock options to named executive officers during 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Equity Compensation Plan Information

The following table sets forth certain information, as of December 31, 2024, concerning shares of our Class A Common Stock authorized for issuance under the Omnibus Plan and the ESPP.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (#)(2)
Equity compensation plans approved by stockholders(3)	2,451,676	84.46	4,188,593
Equity compensation plans not approved by stockholders	—	—	—
Total	2,451,676	84.46	4,188,593

(1)Reflects the weighted average exercise price of outstanding stock options. Outstanding restricted stock units are not included as such awards do not have an exercise price.
(2)Includes 3,325,575 shares available for issuance under the Omnibus Plan and 863,018 shares available for issuance under the ESPP. Pursuant to the evergreen provision in the Omnibus Plan, the number of Class A shares available for issuance increases automatically on January 1 of each calendar year beginning in 2021 in an amount equal to the lesser of (i) 5% of the aggregate number of outstanding shares of our Class A Common Stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by our Board. As of January 1, 2025, 836,845 shares of Class A Common Stock were added to the Omnibus Plan share reserve pursuant to the evergreen provision. Pursuant to the evergreen provision in the ESPP, the number of Class A shares available for issuance increases automatically on January 1 of each calendar year of the Company beginning in 2021 in an amount equal to 1% of the aggregate number of outstanding shares of our Class A Common Stock on the final day of the immediately preceding calendar year. As of January 1, 2025, an additional 133,068 shares of Class A Common Stock were added to the share reserve pursuant to the evergreen provision.
(3)Includes 681,729 outstanding stock options and 1,769,947 outstanding restricted stock units under the Omnibus Plan. Amounts reported do not include 51,344 outstanding options assumed under the Omnibus Plan as Substitute Awards in connection with the Business Combination. The Substitute Award Options have a weighted average exercise price of $7.80.

The following table sets forth certain information, as of December 31, 2024, concerning shares of our Class B Common Stock authorized for issuance under the Omnibus Plan.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (#)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b) ($)(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (#)(2)
Equity compensation plans approved by stockholders(3)	498,000	353.60	620,365
Equity compensation plans not approved by stockholders	—	—	—
Total	498,000	353.60	620,365

(1)Reflects the weighted average exercise price of outstanding stock options.
(2)As of December 31, 2024, 620,365 shares of Class B Common Stock remained available for issuance under the Omnibus Plan. Pursuant to the evergreen provision in the Omnibus Plan, the number of Class B shares available for issuance increases automatically on January 1 of each calendar year beginning in 2021 in an amount equal to the lesser of (i) 5% of the aggregate number of outstanding shares of our Class B Common Stock on the final day of the immediately preceding calendar year and (ii) such smaller number of shares determined by our Board. Pursuant to the evergreen provision in the Omnibus Plan, as of January 1, 2025, 171,503 shares of Class B Common Stock were added to the share reserve.
(3)Includes 498,000 outstanding stock options under the Omnibus Plan.
Security Ownership of Certain Beneficial Owners, Directors and Management
The following table sets forth information regarding the beneficial ownership of our Class A Common Stock and Class B Common Stock as of November 3, 2025 by: (a) each of our directors and named executive officers; (b) all directors and executive officers as a group; and (c) each person who is known to us to own beneficially more than 5% of the Company’s Common Stock.

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

The percentage ownership of Common Stock is based on 11,875,631 shares of Class A Common Stock and 3,430,063 shares of Class B Common Stock outstanding as of November 3, 2025. Unless otherwise indicated or subject to applicable community property laws, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock of the Company beneficially owned by them. Unless otherwise indicated below, the address of each beneficial owner listed in the table below is c/o Skillz Inc., 6625 Badura Avenue, Las Vegas Nevada 89118.

Beneficial Owner	Number of shares of Class A Common Stock	% of Class A Common Stock	Number of shares of Class B Common Stock	% of Class B Common Stock	% of Total Voting Power**
Andrew Paradise(1)	1,368,296	11.18%	3,430,063	100%	86.91%
Casey Chafkin(2)	831,985	6.97%	—	—	*
Henry Hoffman (3)	10,532	*	—	—	*
Anthony Cabot(4)	19,048	*			*
Alex Mandel(5)	14,134	*	—	—	*
Seth Schorr(6)	—	*	—	—	*
Kent Wakeford(7)	99,692	*	—	—	*
Gaetano Franceschi(8)	63,359	*	—	—	*
Nikul Patel(9)	—	—	—	—	—
All Directors and Executive Officers as a Group (Eight Individuals)(10)	2,407,046	19.40%	3,430,063	100%	88.20%
Five Percent Holders:
ARK Investment Management LLC(11)	1,204,471	10.14%	—	—	1.50%
Atlas Venture Fund, IX L.P.(12)	1,148,146	9.67%	—	—	1.43%

* Denotes less than 1%

** Percentage of total voting power represents voting power with respect to all shares of Class A Common Stock and Class B Common Stock, as a single class. Each share of Class B Common Stock is entitled to 20 votes per share, and each share of Class A Common Stock is entitled to one vote per share.

1.Includes 362,304 shares of restricted stock units that have vested but not yet distributed due to blackout rules.
2.Includes (i) 11,033 shares of restricted stock units that have vested but not yet distributed due to blackout rules; and (ii) 51,344 vested stock options which expire November 4, 2028. Mr. Chafkin has since resigned as Chief Strategy Officer of the Company effective August 23, 2024. Mr. Chafkin continues to serve as a director on the Board.
3.Includes 3,510 shares of restricted stock units that have vested but not yet distributed due to blackout rules.
4.Represents 19,048 shares of restricted stock units that will vest within 60 days from November 3, 2025.
5.Includes 7,067 shares of restricted stock units that have vested but not yet distributed due to blackout rules.
6.Mr. Schorr left the Board in September 2024. Upon his resignation from the Board in September 2024, Mr. Schorr’s unvested RSUs were forfeited for no consideration in accordance with the terms set forth in the Omnibus Plan.
7.Includes 16,433 shares of restricted stock units that have vested but not yet distributed due to blackout rules.
8.Includes 63,359 shares of restricted stock units that have vested but not yet distributed due to blackout rules.
9.Information contained in the table is based on the Form 3 filed with the SEC on May 8, 2024. Mr. Patel was appointed as our Interim General Counsel and Corporate Secretary on March 11, 2024.
10.Includes all current directors and executive officers.
11.Information contained in the table above and this footnote is based on a Schedule 13G filed with the SEC on February 9, 2022 by Ark Investment Management LLC (“Ark Investment”). Ark Investment is the beneficial owner of 1,204,741 shares, with sole dispositive power as to all such shares, sole voting power as to 1,140,323 shares and shared voting power as to 39,973 shares. The Schedule 13G contained information as of December 31, 2021, and may not reflect current holdings of our Class A Common Stock. Ark Investment’s principal place of business is 3 East 28th street, 7th Floor, New York, New York 10016.
12.Information contained in the table above and this footnote is based on a schedule 13D filed with the SEC on December 28, 2020 by Atlas Venture Fund IX, L.P. (“Atlas Fund IX”), Atlas Venture Associates IX, L.P. (“Atlas Associates IX”) and Atlas Venture Associates IX, LLC (“Atlas Associates IXLLC” and collectively, the “Atlas Reporting Persons”) and after giving effect to the sale of 37,747 shares of Class A Common Stock and Skillz’s public offering completed on March 23, 2021. Atlas Reporting Persons are the beneficial owner of 1,148,146 shares, with shared dispositive power and shared voting power as to all such shares. Atlas Associates IX is the sole general partner of Atlas Fund IX, Atlas Associates IXLLC is the sole general partner of Atlas Associates IX. Each of the Atlas Reporting Persons disclaims beneficial ownership all shares except to the extent of its pecuniary interest, if any, therein. The Schedule 13D contained information as of December 16, 2020, and may not reflect current holdings of our Class A Common Stock. Atlas Reporting Persons’ principal place of business is 56 Wareham Street, Floor 3, Boston, MA 02118.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Related Party Transaction Approval Policy

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

Notwithstanding the Company’s related party transaction approval policy, in the case of stock repurchases, the Board authorized the creation of a Special Transactions Committee, consisting of independent directors to negotiate, review and approve transactions in which the Company would purchase large blocks of outstanding shareholder equity.

Share Repurchase

On December 10, 2024, the Company entered into Share Repurchase Agreements (the “Share Repurchase Agreements”) with Wildcat Capital Management, LLC and Wildcat Partner Holdings, LP (the “Wildcat Parties”). Prior to the transaction, the Wildcat Parties owned more than 6% of our Class A Common Stock in the aggregate. Pursuant to the Share Repurchase Agreements, the Company agreed to repurchase 961,532 shares of its Class A Common Stock from Wildcat Partner Holdings, LP at a price of $7.00 per share, for a total purchase price of $6.7 million and 18,316 shares of its Class A Common Stock from

Wildcat Capital Management, LLC at a price of $7.00 per share, for a total purchase price of $0.1 million collectively, the “Share Repurchase Transactions”), which in the aggregate comprised all of the shares of Class A Common Stock beneficially owned by the Wildcat Parties. The Share Repurchase Agreements contain customary representations and warranties, and closed on December 10, 2024. The Share Repurchase Transactions were approved by a Special Transactions Committee of the Board of Directors .

At a repurchase price of $7.00 per share, the shares of Class A Common Stock were repurchased at a 35% premium to the Company’s share price at the time of the transaction. The Company recorded the purchase of the Share Repurchase Transactions as treasury stock.

There were no other related party transactions requiring Audit Committee approval in 2024.

Independence of Directors

NYSE rules generally require that independent directors must comprise a majority of a listed company’s board of directors. As a controlled company, we are exempt from such requirements. No director qualifies as independent unless the Board determines that the director has no direct or indirect material relationship with the Company. In addition to considering the NYSE independence criteria, the Board will consider all relevant facts and circumstances of which it is aware in making an independence determination with respect to any director. The Board has made director independence determinations with respect to each of our current directors and one former director who served during 2024. Based on the NYSE independence guidelines, the Board has affirmatively determined that, as of November 3, 2025: (i) four of our current directors, Messrs. Hoffman, Cabot, Mandel, and Wakeford and one of our former director, Mr. Schorr, (A) have no relationships or only immaterial relationships with us, (B) meet the NYSE independence guidelines with respect to any such relationships and (C) are independent; (ii) two of our current directors Messrs. Paradise and Chafkin are not independent as Mr. Paradise is our Chief Executive Officer and Mr. Chafkin is a consultant and our former Chief Strategy Officer.

Item 14. Principal Accountant Fees and Services.
FEES OF INDEPENDENT ACCOUNTANTS

The following table presents fees for professional services rendered by Grant Thornton (“GT”) for the years ended December 31, 2024 and 2023 and Ernst & Young (“EY”) for the year ended December 31, 2023 (in thousands):

	2024	2023
Audit Fees(1)	3,086	3,047
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total:	3,086	3,047

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
3. “Tax Fees” consist of fees billed for professional services relating to domestic and international tax advisory services.
4. “All Other Fees” consist of fees billed for products and services provided by GT beginning June 2023 and EY from January 2023 through June 2023 other than those disclosed above, which relate to subscription fees paid for access to online accounting research software applications.

Pre-Approval Policies and Procedures

The Audit Committee has sole authority to engage and determine the compensation of our independent registered public accounting firm. The Audit Committee is also directly responsible for evaluating the independent registered public accounting firm, reviewing, and evaluating the lead partner of the independent registered public accounting firm and overseeing the work of the independent registered public accounting firm. The Audit Committee annually pre-approves services to be provided by GT and considers and is required to pre-approve the engagement of GT for the provision of other services during the year. For each proposed service, the independent registered public accounting firm is required to provide detailed supporting documentation at the time of approval to permit the Audit Committee to make a determination as to whether the provision of such services would impair the independent registered public accounting firm’s independence, and whether the fees for the services are appropriate. All of the fees for audit, audit-related, tax and other services performed by GT in 2024 were approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) We have filed the following documents as part of this Annual Report:
1. Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.

All financial statement schedules are omitted as such schedules are not required or the information required has been presented in the aforementioned financial statements and accompanying notes included in this Annual Report.
2. Exhibits
The documents listed in the Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Merger Agreement, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corp., FEAC Merger Sub Inc., Skillz Inc., and Andrew Paradise, solely in his capacity as representative of the stockholders of Skillz Inc.	8-K(1)	2.1	9/2/2020
2.2	Agreement and Plan of Merger, dated as of June 1, 2021, by and among Skillz Inc., Spades Merger Sub I, Spades Merger Sub II, Aarki Inc. and Shareholder Representative Services	8-K	2.1	6/2/2021
3.1	Third Amended and Restated Certificate of Incorporation of Skillz Inc.	8-K	3.1	12/21/2020
3.2	Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Skillz Inc.	10-Q	3.1	8/4/2022
3.3	Certificate of Correction of the Third Amended and Restated Certificate of Incorporation of Skillz Inc. filed on April 16, 2023	8-K	3.1	4/12/2023
3.4	Reverse Stock Split Certificate of Amendment to Certificate of Incorporation of Skillz Inc.	8-K	3.1	6/23/2023
3.5	Fourth Amended and Restated Certificate of Incorporation	10-Q	3.1	8/8/2023
3.6	Certificate of Correction of the Fourth Amended and Restated Certificate of Incorporation of Skillz Inc. filed on October 19, 2023	8-K	3.1	10/24/2023
3.7	Fifth Amended and Restated Certificate of Incorporation	8-K	3.1	12/11/2024
3.8	Amended and Restated Bylaws of Skillz Inc.	8-K	3.2	12/21/2020
4.1	Form of Specimen Class A Common Stock Certificate of Skillz Inc.	8-K	4.1	12/21/2020
4.2	Warrant Agreement, dated March 5, 2020, by and between Flying Eagle Acquisition Corp. and Continental Stock Transfer & Trust Company, as warrant agent	8-K(1)	4.1	3/10/2020
4.3	Description of Skillz Inc.’s Securities	10-K	4.3	8/29/2024
4.4	Indenture, dated as of December 20, 2021, among Skillz Inc., each of the guarantors party thereto and UMB Bank, N.A., as Trustee	8-K	4.1	12/20/2021
4.5	First Supplemental Indenture, dated April 13, 2023, by and among Skillz Inc. the guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent	8-K	4.1	4/14/2023
4.6	Form of 10.250% Note due 2026 (included as Exhibit A to Exhibit 4.4)	8-K	4.2	12/20/2021
10.1+	Skillz Inc. 2020 Omnibus Incentive Plan	S-4(1)	Annex F	9/8/2020
10.2+	Amendment No. 1 to the Skillz Inc. 2020 Omnibus Incentive Plan	10-Q	10.2	8/8/2023
10.3+	Skillz Inc. 2020 Employee Stock Purchase Plan	S-4(1)	Annex G	9/8/2020
10.4+	Amendment No. 1 to the Skillz Inc. 2020 Employee Stock Purchase Plan	10-Q	10.1	8/8/2023
10.5+	Amendment No. 1 to the Aarki, Inc. 2010 Stock Plan	10-Q	10.3	8/8/2023
10.6+	Form of Indemnification Agreement	8-K	10.1	2/26/2021

10.7	Support Agreement, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corp. and certain Supporting Stockholders of Skillz Inc.	8-K(1)	10.3	9/2/2020
10.8	Eighth Amended and Restated Investors’ Rights Agreement, dated September 1, 2020, by and among Flying Eagle Acquisition Corp., Skillz Inc. and certain of its stockholders	8-K(1)	10.2	9/2/2020
10.9†	Earnout Escrow Agreement, dated December 16, 2020 by and among Skillz Inc., Andrew Paradise, solely in his capacity as representative of the stockholders of Skillz Inc., Eagle Equity Partners II LLC and Continental Stock Transfer & Trust Company	8-K	10.6	12/21/2020
10.1	Director Nomination Agreement, dated December 16, 2020, by and between Skillz Inc. and Eagle Equity Partner II, LLC	8-K	10.7	12/21/2020
10.11	Note Cancellation Agreement dated as of December 16, 2020 by and between Skillz Inc. and Andrew Paradise	8-K	10.8	12/21/2020
10.12	Note Cancellation Agreement dated as of December 16, 2020 by and between Skillz Inc. and Casey Chafkin	8-K	10.9	12/21/2020
10.13†*	Amendment to Skillz Online Developer Terms and Conditions of Service, dated January 15, 2020, by and between Skillz Inc and Tether Studios, Inc.	S-4(1)	10.9	11/2/2020
10.14+	Form of Option Agreement	8-K	10.11	12/21/2020
10.15+	Skillz Inc. Executive Severance and Change in Control Plan	8-K	10.12	12/21/2020
10.16+	Form of Severance Plan Participation Agreement	8-K	10.13	12/21/2020
10.17	Investor Rights Agreement dated September 1, 2020 by and among Flying Eagle Acquisition Corp., Skillz Inc., and the stockholders named therein	8-K	10.14	12/21/2020
10.18+	Offer Letter, signed by Skillz Inc. and Jason Roswig, dated as of June 24, 2022	10-Q	10.1	8/4/2022
10.19+	Letter Agreement, dated September 19, 2024, between Skillz Inc. and Casey Chafkin	8-K	10.1	9/25/2024
10.20**+	Offer Letter dated March 7, 2024 between Skillz Inc and Nikul Patel
10.21+	Offer Letter, dated June 21, 2025, between Skillz Inc. and Todd A. Valli	8-K	10.1	7/14/2025
10.22	Form of Non-Competition and Non-Solicitation Agreement, dated as of June 1, 2021, by and between Skillz Inc. and Certain Stockholders of Aarki, Inc.	8-K	99.1	6/2/2021
10.23	CEO Equity Award Agreement, dated as of November 23, 2022	8-K	10.1	11/30/2022
10.24	Confidentiality, Non-Competition, Non-Solicitation and Assignment of Inventions Agreement, dated as of May 13, 2013	10-K	10.20	3/31/2023
10.25	Offer Letter, dated October 17, 2023, between Skillz Inc. and Gaetano Franceschi	8-K	10.1	1/9/2024
10.26**	Skillz Developer Terms and Conditions, dated May 1, 2025
16.1	Letter from Ernst & Young LLP dated June 16, 2023 to the Securities and Exchange Commission regarding change in certifying accountant	8-K	16.1	6/16/2023
19.1**	Insider Trading Policy
21.1**	Subsidiaries of Registrant
23.1**	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback Policy	10-K	97	8/29/2024

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

SKILLZ INC.

By:	/s/ Andrew Paradise
Name:	Andrew Paradise
Title:	Chief Executive Officer and Chairman
Date:	November 6, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Paradise	Chief Executive Officer and Chairman (Principal Executive Officer)	November 6, 2025
Andrew Paradise

/s/ Gaetano Franceschi	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 6, 2025
Gaetano Franceschi

/s/ Casey Chafkin	Director	November 6, 2025
Casey Chafkin

/s/ Alex Mandel	Director	November 6, 2025
Alex Mandel

/s/ Henry Hoffman	Director	November 6, 2025
Henry Hoffman

/s/ Anthony Cabot	Director	November 6, 2025
Anthony Cabot

/s/ Kent Wakeford	Director	November 6, 2025
Kent Wakeford