Form 10-Q
period 2025-03-31
Skillz Inc.
filed 2025-12-11
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.        Yes ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                            Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 5, 2025, the registrant had outstanding 11,678,067 shares of Class A common stock and 3,430,063 shares of Class B common stock.

SKILLZ INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SKILLZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except for number of shares and par value per share amounts)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$254,341	$271,923
Restricted cash	9,000	9,000
Accounts receivable, net of allowance for credit losses of $265 and $273 as of March 31, 2025 and December 31, 2024, respectively	8,125	4,890
Prepaid expenses and other current assets	15,995	17,342
Total current assets	287,461	303,155
Property and equipment, net	17,517	16,282
Operating lease right-of-use assets, net	266	308
Non-marketable equity securities	52,768	52,768
Restricted cash, non-current	1,000	1,000
Other non-current assets	867	755
Total assets	$359,879	$374,268
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,386	$9,799
Operating lease liabilities, current	1,609	1,544
Other current liabilities	56,725	54,564
Total current liabilities	67,720	65,907
Operating lease liabilities, non-current	8,908	9,338
Long-term debt, net	126,116	125,654
Other non-current liabilities	327	333
Total liabilities	203,071	201,232
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock $0.0001 par value; 31.3 million shares authorized; Class A common stock – 25.0 million shares authorized; 18.7 million and 18.7 million shares issued; 12.5 million and 13.3 million outstanding as of March 31, 2025 and December 31, 2024, respectively; Class B common stock – 6.3 million shares authorized; 3.4 million shares issued and outstanding as of March 31, 2025 and December 31, 2024	1	1
Additional paid-in capital	1,232,288	1,226,642
Accumulated deficit	(1,038,400)	(1,021,258)
Treasury stock at cost, 6.3 million and 5.4 million as of March 31, 2025 and December 31, 2024, respectively	(37,081)	(32,349)
Total stockholders’ equity	156,808	173,036
Total liabilities and stockholders’ equity	$359,879	$374,268
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except for number of shares and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue	$21,897	$25,235
Costs and expenses:
Cost of revenue	2,965	3,451
Research and development	4,817	4,624
Sales and marketing	18,005	20,994
General and administrative	19,083	23,037
Gain from litigation settlement	(7,500)	—
Total costs and expenses	37,370	52,106
Loss from operations	(15,473)	(26,871)
Interest (expense) income, net	(1,071)	112
Change in fair value of common stock warrant liabilities	—	9
Other (expense) income, net	(559)	65
Loss before income taxes	(17,103)	(26,685)
Provision for income taxes	39	38
Net loss	$(17,142)	$(26,723)
Loss per share:
Basic and diluted	$(1.05)	$(1.45)
Weighted average shares outstanding:
Basic and diluted	16,289,299	18,461,221

Other comprehensive income:
Change in unrealized gain on available-for-sale investments, net of tax	—	6
Total other comprehensive income	—	6
Total comprehensive loss	$(17,142)	$(26,717)
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except for number of shares)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	19,183,046	$1	2,314,908	$(13,000)	$1,197,963	$(7)	$(974,468)	$210,489
Issuance of common stock upon release of restricted stock units	64,020	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	566	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(229)	—	—	—	—	—		—
Shares repurchased by the Company and held as treasury stock	(1,209,549)	—	1,209,549	(6,956)	—	—	—	(6,956)
Other comprehensive income	—	—	—	—	—	6	—	6
Stock-based compensation	—	—	—	—	8,740	—	—	8,740
Net loss	—	—	—	—	—	—	(26,723)	(26,723)
Balance at March 31, 2024	18,037,854	$1	3,524,457	(19,956)	$1,206,703	$(1)	$(1,001,191)	$185,556

Balance at December 31, 2024	16,736,904	$1	5,416,418	$(32,349)	$1,226,642	$—	$(1,021,258)	173,036
Shares repurchased by the Company and held as treasury stock	(845,564)	—	845,564	(4,732)	—	—	—	(4,732)
Stock-based compensation	—	—	—	—	5,646	—	—	5,646
Net loss	—	—	—	—	—	—	(17,142)	(17,142)
Balance at March 31, 2025	15,891,340	$1	6,261,982	(37,081)	$1,232,288	$—	$(1,038,400)	$156,808

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(17,142)	$(26,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	167	395
Stock-based compensation	5,550	8,740
Accretion of unamortized debt discount and amortization of debt issuance costs	462	410
Change in fair value of common stock warrant liabilities	—	(9)
Changes in operating assets and liabilities:
Accounts receivable, net	(3,235)	846
Prepaid expenses and other assets	1,235	795
Accounts payable	(736)	9,659
Operating lease liabilities	—	(430)
Other accruals and liabilities	2,768	1,921
Net cash used in operating activities	(10,931)	(4,396)
Investing Activities
Purchases of property and equipment	(1,192)	(515)
Capitalization of software development costs	(535)	—
Purchases of marketable securities	—	(4)
Proceeds from sales of marketable securities	—	688
Net cash (used in) provided by investing activities	(1,727)	169
Financing Activities
Principal payments on finance leases obligations	(192)	(244)
Repurchase of common stock	(4,732)	(6,956)
Net cash used in financing activities	(4,924)	(7,200)
Net change in cash, cash equivalents and restricted cash	(17,582)	(11,427)
Cash, cash equivalents and restricted cash – beginning of year	281,923	312,028
Cash, cash equivalents and restricted cash – end of period	$264,341	$300,601

Supplemental cash flow data:
Cash paid during the period for:
Interest	$11	$33
Taxes	$34	$—
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable	$67	$—
Stock-based compensation capitalized in software development costs	$96	$—

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
1. Description of the Business and Basis of Presentation

Business

Skillz (the “Company,” “Skillz” or “We”) generates revenue from our two reportable operating segments, Skillz and Aarki.

The Skillz segment operates a competitive multi-player platform, driving the future of entertainment by accelerating the convergence of video games, real world prizes, and media. The Company’s principal activities are to develop and support a proprietary online-hosted technology platform that creates a multi-player system inside of game developer’s games (“Competitions”) to end-players worldwide.

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and one subsidiary for which there is an immaterial noncontrolling interest at March 31, 2025. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Reclassifications

Certain prior-year amounts have been reclassified or changed to conform to the current-year presentation. Such reclassifications had no impact on previously reported net income.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the amounts reported in these condensed consolidated financial statements and the accompanying notes. Estimates are used in several areas including, but not limited to, end-user incentives, including Bonus Cash and Ticketz accrual, indirect tax liabilities, the fair value of non-marketable securities, and the impairment of long-lived assets. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. The actual results may materially differ from these estimates.

Revenue Recognition

The Company recognizes revenue for its services in accordance with the FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). For additional information see Note 3, Revenue.

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

Restricted cash of $10.0 million at March 31, 2025 and December 31, 2024 was primarily associated with the letter of credit for the Company’s former headquarters in San Francisco and cash required to be held by our financial institution.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024 that sum to the total of these items reported in the condensed consolidated statements of cash flows for the three months ended March 31, 2025:

	March 31,	December 31,
	2025	2024
Cash	$19,633	$19,975
Money market funds	234,708	251,948
Restricted cash classified as a current asset	9,000	9,000
Restricted cash classified as a non-current asset	1,000	1,000
Cash, cash equivalents and restricted cash	$264,341	$281,923

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted cash, and marketable securities. Although the Company deposits its cash with multiple established financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced losses on its deposits of cash and cash equivalents. The Company limits the amount of credit exposure to any one issuer and monitors the financial condition of the financial institutions on a regular basis. At March 31, 2025, the Company had cash balances on deposit with various financial institutions that in the aggregate exceeded the federally insured limits in the amount of $261.7 million.

Accounts Receivable, Net

Accounts receivable, net, represents amounts recorded for programmatic media campaigns, net of an allowance for credit losses from our advertising revenue customers of our Aarki segment. The allowance for credit losses is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when there are specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The Company’s provision and write-offs, net of recoveries for credit losses were not material in the three months ended March 31, 2025 and 2024. The allowance for credit losses were $265.1 thousand and $273.0 thousand at March 31, 2025 and December 31, 2024, respectively.

Four customers of Aarki individually represented 10% or more of total accounts receivables as of March 31, 2025. The individual receivable balance of these customers was between 10.1% and 14.7% of the accounts receivable balance. Four

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
customers of Aarki accounted for 10% of more of the total accounts receivable balance as of December 31, 2024 and were between 10% and 18% of the accounts receivable balance.

Long-Lived Assets

Long-lived assets primarily consist of property and equipment with estimable useful lives subject to depreciation and amortization.

The Company owns its office building in Las Vegas, Nevada that serves as its headquarters with costs allocated to building and land components. The building is depreciated on a straight-line basis over its estimated useful life of 39 years, and the land is not subject to depreciation.

Advertising and Promotional Expense

Advertising and promotional expenses are included in sales and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and are expensed when incurred. Advertising expenses, excluding marketing promotions related to the Company’s end-user incentive programs, were $5.0 million and $6.0 million for the three months ended March 31, 2025 and 2024, respectively.

User Acquisition

User acquisition (“UA”) marketing costs to acquire new paying users to the platform are presented in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. UA marketing costs were $4.6 million and $5.6 million for the three months ended March 31, 2025 and 2024, respectively.

Interest (Expense) Income, Net

Interest (expense) income, net consisted of the following for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Interest expense	$(3,796)	$(3,772)
Interest income	2,725	3,884
Interest (expense) income, net	$(1,071)	$112

Indirect Tax Liabilities

The Company is subject to indirect taxes such as sales and use tax in the United States and value-added tax in certain foreign jurisdictions, respectively. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. The Company recognizes changes to its estimate if it is estimable and probable that its position would not be sustainable upon examination by taxing authorities. Although management believes the Company’s recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from that which its liabilities are based on. To the extent that final tax outcomes of these matters are different than the amounts recorded, such differences could have a material impact on the Company’s condensed consolidated financial statements as the Company records related tax reserves as a reduction in revenue, and penalties and interest in general and administrative expenses. The Company recorded indirect tax liabilities of $15.4 million and $14.9 million at March 31, 2025 and December 31, 2024, respectively. See Note 8, Commitments and Contingencies.

401(k) Plan

The Company has a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings and receive a matching employer contribution of up to 3% of compensation not to exceed the maximum amount allowable. For the three months ended March 31, 2025 and 2024, respectively, the Company recognized an expense under this plan of $0.1 million.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Lease in Bangalore, India

On February 3, 2025, the Company entered a letter of intent to lease space in an office building in Bangalore, India. The lease will commence on August 18, 2025 for a term of 36 months. The lease payment is approximately $35.7 thousand per month, plus applicable taxes with an annual escalation of 6% per annum.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standard Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” and issued an amendment ASU 2025-01 in January 2025 that clarified the effective date. The new standard requires public entities to disclose disaggregated information about certain costs and expenses in the notes to their financial statements in both annual and interim filings. ASU 2024-03 is effective for financial statements issued for annual reporting periods beginning after December 15, 2026, with early adoption permitted and can be applied either prospectively or retrospectively. The Company is evaluating the disclosure requirements related to the new standard.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
3. Revenue

The following tables present the Company’s revenues, disaggregated by offering, geographical region, and reportable segment for the three months ended March 31, 2025 and 2024. Revenue by geographical region is based on the location where the game developer or advertising customer is headquartered. Revenue is recognized net of any taxes collected from customers (e.g., sales and other indirect taxes), which are subsequently remitted to governmental entities. For more information on revenues presented by reportable segment, see Note 12, Segment Reporting.

	Three Months Ended March 31, 2025
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$17,151	$—	$—	$17,151
Advertising Revenue	—	4,439	(134)	4,305

Other Revenue:
Maintenance Fee Revenue	441	—	—	441
Total Revenue	$17,592	$4,439	$(134)	$21,897

United States	$16,298	$1,319	$(134)	$17,483
Other Countries	1,294	3,120	—	4,414
Total Revenue	$17,592	$4,439	$(134)	$21,897

	Three Months Ended March 31, 2024
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$21,778	$—	$—	$21,778
Advertising Revenue	—	2,865	(47)	2,818

Other Revenue:
Maintenance Fee Revenue	639	—	—	639
Total Revenue	$22,417	$2,865	$(47)	$25,235

United States	$21,511	$659	$(47)	$22,123
Other Countries	906	2,206	—	3,112
Total Revenue	$22,417	$2,865	$(47)	$25,235

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

Games provided by three developer partners accounted for 71% and 79% of the Company’s consolidated revenue for the three months ended March 31, 2025 and 2024, respectively.

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

For the three months ended March 31, 2025 and 2024, the Company recognized a reduction of revenue of $2.8 million and $3.4 million, respectively, related to these end-user incentives. For the three months ended March 31, 2025 and 2024, the Company recognized sales and marketing expense of $9.0 million and $8.3 million, respectively, related to these end-user incentives.

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

For performance obligations related to advertising revenue, customers are extended 30 day payment terms from completion of each month’s insertion order and no advertising revenue customers accounted for more than 5% of the Company’s revenue in either of three months ended March 31, 2025 and 2024, respectively.

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

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Credit card processing reserve	$1,000	$1,000
Prepaid expenses	5,820	5,949
Other current assets	9,175	10,393
Prepaid expenses and other current assets	$15,995	$17,342

Property and Equipment, net

Property and equipment consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Land	$980	$980
Building	12,664	12,590
Capitalized internal-use software	9,595	9,128
Computer equipment and servers	1,883	1,797
Furniture and fixtures	371	363
Leasehold improvements	122	122
Construction in progress	3,272	2,507
Total property and equipment	28,887	27,487
Accumulated depreciation and amortization	(11,370)	(11,205)
Property and equipment, net	$17,517	$16,282

Property and equipment, net by geography was as follows:

	March 31,	December 31,
	2025	2024
United States	$17,137	$15,909
Other Countries	380	373
Total	$17,517	$16,282

Other Current Liabilities

Other current liabilities consisted of the following as of March 31, 2025 and December 31, 2024:

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	March 31,	December 31,
	2025	2024
Indirect tax liabilities	$15,387	$14,932
Accrued legal expenses	14,426	15,244
End-user liability, net	7,322	6,900
Accrued operating expenses	4,596	7,933
Accrued publisher fees	4,195	2,527
Accrued interest expenses	3,877	554
Accrued compensation	3,044	2,592
Accrued sales and marketing expenses	2,281	1,832
Accrued developer revenue share	863	862
Other	462	724
Short-term lease obligations	272	464
Other current liabilities	$56,725	$54,564

5. Fair Value Measurements

As of March 31, 2025 and December 31, 2024, the recorded values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.

Cash and money market funds are classified within Level 1 of the fair value hierarchy. Highly liquid investments such as commercial papers and corporate bonds are classified within Level 2 of the fair value hierarchy.

Assets measured at fair value on a recurring basis consisted of the following as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$234,708	$—	$—	$234,708
Total assets	$234,708	$—	$—	$234,708

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$251,948	$—	$—	$251,948
Total assets	$251,948	$—	$—	$251,948

6. Investments

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

Non-marketable equity securities are investments in privately held companies without readily determinable fair values. We have accounted for these investments using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded as its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. The carrying value of the Company’s investments without readily determinable fair values was $52.8 million as of March 31, 2025 and December 31, 2024, and was classified as non-marketable equity securities within the condensed consolidated balance sheets.

The Company did not record any other adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative and did not recognize any gains or losses related to the sale of non-marketable equity securities in the three ended March 31, 2025 and 2024.

Investment Components

Investments consisted of the following as of March 31, 2025 and December 31, 2024

	As of March 31, 2025
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Money market funds	$234,708	$—	$—	$234,708	$234,708	$—	$—
Total investments	$234,708	$—	$—	$234,708	$234,708	$—	$—

	As of December 31, 2024
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Money market funds	$251,948	$—	$—	$251,948	$251,948	$—	$—
Total investments	$251,948	$—	$—	$251,948	$251,948	$—	$—

7. Long-Term Debt

Long-term debt consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
2021 Senior Secured Notes	$129,671	$129,671
Unamortized discount and issuance costs	(3,555)	(4,017)
Long-term debt	$126,116	$125,654

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

On April 13, 2023, the Company repurchased approximately $159.8 million of its 2021 Senior Secured Notes. In connection with the repurchase, the Company recognized a gain on extinguishment of $15.2 million reflected in the condensed consolidated statements of operations and comprehensive loss. The gain primarily reflected the payment discounts as the notes were redeemed for a total consideration below the par value and the write-off of unamortized debt issuance costs and discounts.

After giving effect to the 2023 and other previous open market repurchases, as of March 31, 2025 and December 31, 2024, $129.7 million of the 2021 Senior Secured Notes remained outstanding and the effective interest rate was 12.09%.

The 2021 Senior Secured Notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with the Company’s affiliates, together with other financial covenants and public filings of the Company’s financial statements.

As of December 11, 2025, we were not in compliance with certain covenants under the indenture governing the 2021 Senior Secured Notes. In light of the delays in the filing of the Company’s annual financial statements on Form 10-K for the year ended December 31, 2024 and the interim financial statements on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, on September 30, 2025, the Company received a notice of default (the “Notice of Default”) from UMB Bank, N.A., as trustee (the “Trustee”) under that certain Indenture, dated as of December 20, 2021, between the Company, each of the guarantors party thereto and the Trustee (“Indenture”), pertaining to the Company’s outstanding 2021 Senior Secured Notes. The Notice of Default provided that the Company was not in compliance under the terms of the Indenture as a result of the Company’s failure to timely provide the required quarterly and annual reports within the time periods required under the Exchange Act. Pursuant to the terms of the Indenture, the receipt of the Notice of Default will not result in an Event of Default (as such term is defined under the Indenture) unless the Company remains out of compliance with this reporting covenant for 120 days following receipt of the Notice of Default. Pursuant to the Indenture, the Company will be deemed to regain compliance with these reporting covenants if it provides all applicable delayed filings within 120 days of receipt of the Notice of Default. The filing of the Annual Report on Form 10-K on November 6, 2025 constituted, and the filing of this quarterly report for the quarter ending March 31, 2025 will constitute, compliance with a portion of the reporting covenant under the Indenture. When filed, we expect that the filing of the quarterly reports for the quarters ending June 30, 2025 and September 30, 2025 on Form 10-Q will complete the necessary steps in order to regain compliance with the terms of the Indenture.

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

Debt issuance costs incurred in connection with the 2021 Senior Secured Notes are capitalized and amortized to interest expense over the five-year term using the straight-line method, which approximates the effective interest method. Debt issuance costs are included as contra-liabilities in long-term debt. The 2021 Senior Secured Notes are classified as Level 2 financial instruments and the Company determined the fair value of the notes was $127.8 million as of March 31, 2025 based on secondary market quotes.

Amortization of debt issuance costs and accretion of debt discounts included in interest expense totaled $0.5 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively.

The following table outlines maturities of the principal related to the Company’s long-term debt as of March 31, 2025:

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

Amount
2025	$—
2026	129,671
Total	$129,671

8. Commitments and Contingencies

Legal Matters

The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course and conduct of its business and has certain unresolved claims pending, the outcomes of which are not determinable at this time. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters, other than as disclosed herein, is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of March 31, 2025. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, except as set forth herein, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss. The Company records legal fee expenses associated with such matters when the relevant services are provided.

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

Vendor Disputes

Between November 2022 and March 2023, the Company and a vendor entered into several agreements in which the vendor would perform defined professional services. Of the $7.2 million in invoices from the vendor, the Company paid $3.2 million and claimed that the vendor expanded the scope of work without authorization, over billed for its services, performed poorly and unilaterally refused to perform certain agreed upon deliverables. The vendor, in turn, claimed it received proper authorization for the work it performed, completed its contracted-for tasks and that the Company breached the agreements and failed to pay outstanding invoices. The vendor sought $4.0 million in damages, plus interest, attorney fees and costs of litigation. The Company sought counterclaims from the vendors for breach of contract, breach of implied covenant of good faith and fair dealing, and fraudulent inducement and is seeking approximately $15 million in damages, plus interest, attorney

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
fees and costs of litigation. In March 2025, the vendor and the Company settled the dispute. In exchange for mutual releases of all claims, the Company paid the vendor $2.75 million.

In April 2022, the Company and a vendor entered an agreement to license certain rights to develop vendor branded mobile games. In consideration, the Company agreed to pay the vendor certain monetary amounts over three years and the vendor, in turn, would use good faith efforts to promote the games. In December 2024, the vendor filed a complaint in Nevada seeking damages of $1.3 million for breach of contract, failure to pay royalties and unjust enrichment. In April 2025, the Company and the vendor agreed to mediate the matter that resulted in a settlement where the Company agreed to pay the vendor $533 thousand in June 2025, which represented the past due balances for year one and year two of the agreement that were fully accrued as of December 31, 2024 (see Note 14, Subsequent Events).

Skillz v. AviaGames

On February 9, 2024, a federal jury in San Jose, California issued a verdict in favor of Skillz in a patent infringement action Skillz brought against a privately-held mobile gaming company, AviaGames, on April 5, 2021 (“Patent Case”). The jury found in favor of Skillz on all issues, determining AviaGames willfully infringed Skillz’s U.S. Patent No. 9,649,564, entitled “Peer-to-Peer Wagering Platform” (the “‘564 patent”) and awarding Plaintiff Skillz Platform Inc. (“Skillz”) its full damages request of $42.9 million. After the jury verdict issued, Skillz requested certain post-trial relief, including that the Court permanently enjoin AviaGames from continuing to infringe the ‘564 patent, award Skillz its attorneys’ fees due to the exceptional nature of the case, and treble the damages awarded by the jury. In addition, Skillz, along with game developer Big Run Studios, Inc. (“Big Run”), brought a separate case against AviaGames for false advertising, copyright infringement, and violations of California’s state unfair competition law in federal court in San Francisco, California (“Unfair Competition Case”). On April 13, 2024, Skillz, Big Run, and AviaGames entered into a settlement agreement with respect to both the Patent Case and Unfair Competition Case pending against AviaGames (the “Litigation Settlement”). In exchange for dismissal of both actions and other settlement terms, AviaGames agreed to pay Skillz and Big Run a total of $80.0 million. On April 12, 2024, the Company and Big Run Studio entered into a Side Letter Agreement providing that a portion of the AviaGames settlement funds allocated to Big Run Studio be utilized to repay the outstanding principal and accrued interest under the Loan and Security Agreement totaling $2.0 million (see Note 4, Balance Sheet Components).

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

Following receipt of the Notice, on September 1, 2025, the Company filed suit in the Court of Chancery of the State of Delaware, seeking injunctive and declaratory relief in relation to Tether’s breach of the Tether Agreements. On October 3, 2025, the Company filed a first amended complaint in the Court of Chancery of the State of Delaware alleging additional breaches of contract. On October 10, 2025, Tether filed counterclaims against Skillz, alleging: (1) breach of contract; (2) breach of implied covenant of good faith and fair dealing; (3) accounting; (4) unjust enrichment; (5) false designation of origin, false association, and/or unfair competition; and (6) violation of deceptive trade practice at, 6 Del. C. Section 2532. Tether alleges its damages exceed $1 million. On November 13, 2025, Skillz moved to dismiss the majority of Tether’s counterclaims. Skillz motion to dismiss is set for hearing on January 23, 2026. A trial has been scheduled for Skillz’s affirmative claims against Tether and Tether’s counterclaims in August 2026 (see Note 14. Subsequent Events).

Hanna v. Paradise, et. al.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
In March 2024, an alleged stockholder filed a putative derivative complaint, Hanna v. Paradise, et al., No. 2024-0228-KSJM, in the Delaware Court of Chancery, purportedly on behalf of Skillz Inc. (“Skillz”) against certain of Skillz’s current and former officers, directors, and certain stockholders. The complaint alleges breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and unjust enrichment arising out of Skillz’s March 2021 underwritten secondary public offering. The complaint asserts that certain of the director and officer defendants breached fiduciary duties to Skillz by allegedly inappropriately selling stock as part of the public offering while in possession of material, non-public information, that the stockholder defendants aided and abetted these alleged breaches of fiduciary duties, and that all defendants were unjustly enriched by their sales in the public offering. The complaint seeks unspecified damages and restitution for Skillz from the defendants and the payment of costs and attorneys’ fees. Defendants moved to dismiss the complaint on June 6, 2024. Plaintiffs responded by voluntarily dismissing 55 of the stockholder defendants but opposing the motion as to all remaining defendants. Briefing on the motion to dismiss was completed at the end of August 2024. The Court heard oral arguments on the motion to dismiss on January 7, 2025. On July 3, 2025, the Court issued a ruling converting defendants’ motion to dismiss on demand futility grounds to a motion for summary judgment and ordered limited discovery on the independence of a former Skillz director. The Court stayed consideration of defendants’ other dismissal arguments given its ultimate ruling on the demand futility issue could moot these other dismissal arguments. Further briefing in support of summary judgment on demand futility grounds is expected, but no schedule is currently in place for such briefing (see Note 14, Subsequent Events).

Skillz vs. Voodoo SAS et. al.

On July 1, 2024, Skillz filed suit against Voodoo SAS and two affiliate entities, Esport Newco SAS and Esport Newco US Corp. (collectively, “Voodoo”) in the United States District Court for the Southern District of New York. In its Complaint, Skillz asserts violations of the Lanham Act's prohibition of false advertising and New York's General Business Law § 349 based on, inter alia, Skillz’s allegations that Voodoo advertises its mobile games offered through the “Blitz Win Cash” application as “fair,” “skill-based,” and for “real players only” when in reality Voodoo is fixing the outcome of its tournaments through the use of computer algorithms or “bots.” On August 22, 2024, Skillz brought a motion for a preliminary injunction, and on September 18, 2024, Voodoo moved to dismiss the complaint or, in the alternative, to strike certain allegations. Skillz’s and Voodoo’s motions were both mooted when Skillz amended its complaint on October 2, 2024. On October 8, 2024, Skillz renewed its motion for a preliminary injunction and expedited discovery based on the amended complaint, and Voodoo moved to dismiss the amended complaint on October 16, 2024. The preliminary injunction motion and motion to dismiss are both fully briefed and awaiting decisions by the court.

Skillz vs. Papaya Gaming, Ltd., et al.

In March 2024, Skillz sued Papaya Gaming, Ltd. and Papaya Gaming, Inc. (collectively, “Papaya”) in the United States District Court for the Southern District of New York alleging false advertising under the Lanham Act and unfair business practices in connection with Papaya’s marketing of its mobile games as “fair” and “skill-based” despite Papaya’s deployment of algorithmic competitors (“bots”) in its games that win cash prizes for Papaya’s benefit. In June 2024, the Court denied Papaya’s motion to dismiss Skillz’s complaint in its entirety. In September 2024, Papaya filed amended counterclaims against Skillz alleging that Skillz also engaged in false advertising and unfair business practices for purportedly allowing bots in games on Skillz’s platform, defamation for Skillz’s alleged involvement in a non-profit organization that collected and published data related to customer complaints to state attorney generals related to Papaya’s and other companies’ alleged fraudulent bot use, and purported trademark and copyright infringement of design elements of certain games, among other things. In March 2025, the Court dismissed Papaya’s defamation counterclaims and severed Papaya’s intellectual property claims. Following the Court’s rulings, Papaya voluntarily dismissed its intellectual claims against Skillz. The parties have completed discovery and have submitted to the Court summary judgment filings and motions to exclude various experts. The parties are awaiting the Court’s rulings (see Note 14, Subsequent Events).

Lien, et al. v. Eagle Equity Partners II, LLC, et al.

On October 31, 2022, a class action was filed, Darcy Lien v. Eagle Equity Partners II, LLC, et al., Case No. 2022-0972-PAF, in the Delaware Court of Chancery against Eagle Equity Partners II, LLC and certain of the former officers and directors (the “Individual D&O Defendants”) of Flying Eagle Acquisition Corp. (“Flying Eagle”). This litigation does not name Skillz or any of Skillz’s current directors in their capacity as such. Plaintiffs allege that the Individual D&O Defendants (i) failed to exercise proper due diligence and process in connection with Flying Eagle’s transaction with Skillz and (ii) made misleading statements in Form S-4 filed with the U.S. Securities & Exchange Commission in connection with the transaction. Defendants filed their initial motion to dismiss on February 17, 2023. Plaintiffs then filed an amended complaint on April 12, 2023. Defendant’s motion to dismiss the amended complaint was filed on June 2, 2023. Plaintiff’s opposition was filed July 17, 2023, and defendant’s reply was filed August 21, 2023. Oral argument was held on the motion to dismiss on January 5, 2024, and on May 29, 2024 the court denied Defendants’ motion to dismiss. In November 2024, Skillz filed suit against its insurance carrier

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
for D&O insurance coverage and on January 17, 2025, the insurance carrier agreed to pay a total of $9.8 million to the Company in connection with this matter’s settlement agreement. Of those funds, $1.3 million was received in the quarter ending March 31, 2025 and was used to pay defense costs. During the quarter ended June 30, 2025, Skillz received the remaining $8.5 million. Following certain discovery, on March 27, 2025, the parties executed a term sheet to settle the action in principle for $10 million, subject to completing settlement documentation and obtaining court approval. On, May 19, 2025, the parties executed a settlement stipulation, subject to Court approval. As the successor to Flying Eagle, Skillz is obligated to indemnify and pay legal costs of the Individual D&O Defendants of Flying Eagle in their capacities as such in connection with this action and, as such recorded an expense of $10 million, offset by the insurance proceeds of $9.8 million, which is reflected in general and administrative expenses for the year ended December 31, 2024 (see Note 14, Subsequent Events).

Termination of Operating Lease

In May 2019, the Company leased its former headquarters with a landlord, (the “Landlord”). From February 2024 to April 2025, the Landlord served demand letters and notices of default on the Company asserting that the Company failed to pay the lease obligations. In April 2025, the Company and the Landlord executed a settlement dismissing with prejudice the dispute and fully resolving the matter. In exchange for the mutual releases, the Company paid the Landlord a lump sum payment of $14.0 million to settle its operating lease liability. The Company recorded a loss on termination of the operating lease of $0.4 million representing the difference between the settlement amount and the carrying value of the lease obligation, which was recorded as a component of other income (expense), net in the statement of operations for the year ended December 31, 2024 (see Note 14, Subsequent Events).

Indirect Taxes

The Company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions. The Company has indirect tax liabilities totaling $15.4 million and $14.9 million as of March 31, 2025 and December 31, 2024, respectively, associated with indirect taxes based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. We recognize changes to our estimate if it is estimable and probable that our position would not be sustainable upon examination by taxing authorities. Although management believes our recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from that which our liabilities are based on. The Company’s application of the revenue code for indirect taxes in certain jurisdictions, including those within the United States, may be challenged by taxing authorities in those jurisdictions. The Company is in the process of filing self-disclosure returns in unregistered jurisdictions. Any associated assessments may result in additional tax liabilities. The Company does not currently anticipate that any such assessments will result in a material increase in the liabilities (see Note 2, Summary of Significant Accounting Policies).

The Company is currently undergoing an examination in the State of Washington regarding its indirect tax liability.

9. Share Repurchase Program

On August 18, 2023, the Board authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company was authorized to repurchase at any time or from time to time, but for a period no longer than one year from the date of authorization, shares of the Company’s Class A common stock up to an aggregate purchase price of $65.0 million. Such purchases were authorized to be made on the New York Stock Exchange or any other national securities exchange on which the common stock was then traded. The Share Repurchase Program is pursuant to a plan pursuant to Rule 10b5-1 promulgated under the Exchange Act and/or pursuant to accelerated share repurchase arrangements, tender offers, privately negotiated transactions or otherwise. On December 5, 2024, the Board re-approved the Share Repurchase Program and extended the expiration date until otherwise suspended, terminated or modified at any time for any reason by the Board.

In the three months ended March 31, 2025 and 2024, the Company repurchased 0.8 million and 1.2 million shares at a weighted average price of $5.60 and $5.76 per share for an aggregate value of $4.7 million and $7.0 million, respectively under the Share Repurchase Program.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
10. Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Cost of revenue	$3	$2
Research and development	249	147
Sales and marketing	1,183	2,011
General and administrative	4,115	6,580
Total stock-based compensation expense	$5,550	$8,740

For the three months ended March 31, 2025, $96.0 thousand of stock-based compensation expense was capitalized as internally developed software and included in property and equipment, net. For the three months ended March 31, 2024, no stock-based compensation expense was capitalized as internally developed software.

Stock Options and Restricted Stock Units

Stock option and RSU activity during the three months ended March 31, 2025 is as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding					Restricted Stock Outstanding
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2024	3,325,575	681,729	312.44	5.96	30	1,769,947	$10.52
Additional shares authorized	665,342	—	—
Granted	(301,645)	—	—			290,882	5.43
Exercised/Vested	—	—	—			(33)	—
Cancelled/Forfeited/Expired	53,684	—	—			(53,684)	6.74
Additional Shares Authorized and Balance Reconciliation Adjustments	(1,733,190)	—	—			—	—
Balance at March 31, 2025	2,009,766	681,729	312.44	5.71	36	2,007,112	$9.48

As of March 31, 2025, there were approximately 2.0 million shares of common stock available for future grants.

11. Income Taxes

The Company’s provision for income taxes was $39.0 thousand and $38.0 thousand for the three months ended March 31, 2025 and 2024, respectively, which represented an effective tax rate of negative 0.23% and 0.20% for the respective periods. The Company has historically been in an overall loss position and is only subject to foreign and state taxes. The Company maintains a full valuation allowance for all its net deferred tax assets. The effective tax rates were less than the federal statutory rate of 21% primarily due to book losses, state taxes and equity award activities, mostly offset by a full valuation allowance on deferred tax assets for the three months ended March 31, 2025 and 2024, respectively.

12. Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group (the “CODM”). Our CODM consists of the Chief Executive

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Officer who allocates resources and measures profitability based on our operating segments, which are managed and reviewed separately, as each represents products and services that can be sold separately to our customers. The CODM does not review information regarding total assets on a reportable segment basis. Effective in the fourth quarter of 2023, the Company had two operating and reporting segments.

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

Aarki

Aarki is an Artificial Intelligence (“AI”) company that delivers advertising solutions to drive revenue growth for mobile app developers. Aarki enables brands to effectively engage audiences in a privacy-first world by using billions of contextual bidding signals coupled with proprietary machine learning and behavioral models. Aarki works with hundreds of advertisers globally and manages millions of mobile ad requests per second from over 10 billion devices. Aarki is headquartered in San Francisco, CA, with offices in Europe, the Middle East and Asia. The Company’s CODM received discrete Aarki financial information on a regular basis for purposes of evaluating its operating performance and allocating resources beginning in the fourth quarter of 2023. Effective in the fourth quarter 2023, Aarki met the definition of an operating segment as defined in ASC 280, Segment Reporting (“ASC 280”).

The Company’s corporate operations primarily support Skillz and are included in the results for the Skillz segment. Likewise, Aarki largely has its own corporate operations, which are included in the Aarki segment.

For the Skillz Segment, end user engagement marketing represents the cost of incentives provided to end users such as Bonus Cash and Ticketz. Paid acquisition spend represents amounts paid to third parties to promote the Skillz platform. Headcount expenses include salaries, bonuses, contractors, travel, and burden such as employer taxes, benefits and insurance. Consulting fees represent expenses paid for professional fees. Vendor/Software expenses represent fees paid for the Company’s annual audit and tax advisors, software and server costs and third party technical support. Legal fees (non-litigation) represents legal expenses that relate to contract negotiations, securities law, compliance and lawsuits that do not relate to the Company’s lawsuits against AviaGames, Papaya (see Note 8. Commitments and Contingencies) and a third competitor. Litigation expenses include legal expenses incurred where the Company is pursuing damages against AviaGames and Papaya (see Note 8 Commitments and Contingencies) and a third competitor for unfair business practices and their use of ‘bots’. Office and operations expenses represent rent and building maintenance. Other segment items include marketing expenses which, in turn, consists mostly affiliate marketing, state and corporate fees, fines and penalties and trade shows. For both the Skillz and Aarki segments, stock-based compensation expenses are not included in operating expenses.

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The following tables provide summarized information about the Company’s operations by reportable segment and a reconciliation of Segment Adjusted EBITDA to Net loss in the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Revenue
Skillz Segment	$17,592	$22,417
Aarki Segment	4,439	2,865
Elimination	(134)	(47)
Total Revenue	$21,897	$25,235

Segment Adjusted EBITDA
Skillz Segment	$(16,283)	$(15,691)
Aarki Segment	(973)	(2,045)
Total Segment Adjusted EBITDA	$(17,256)	$(17,736)

Items to reconcile Segment Adjusted EBITDA to Net loss:
Interest (expense) income, net	$(1,071)	$112
Stock-based compensation	(5,550)	(8,740)
Change in fair value of warrant liability	—	9
Provision for income taxes	(39)	(38)
Depreciation and amortization	(167)	(395)
Gain from litigation settlement	7,500	—
Other income, net	(559)	65
Net loss	$(17,142)	$(26,723)

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The following tables provide summarized information about the Company’s operations used by the CODM by reportable segment for the three months ended March 31, 2025 and 2024, respectively.

	Three Months Ended March 31, 2025
	Skillz Segment	Aarki Segment
Revenue	$17,592	$4,439
Less:
Cost of Revenue	1,840	976
End User Engagement Marketing	8,280
Paid Acquisition Spend	3,731
Headcount expenses	7,015
Consulting fees	1,143
Vendor/Software Expenses	3,698
Legal fees (non-litigation)	526
Litigation expenses	5,655
Office and operations expense	1,626
Aarki operating expenses		4,436
All other operating expenses	361
Total Operating Expenses	33,875	5,412
Segment Adjusted EBITDA	$(16,283)	$(973)

	Three Months Ended March 31, 2024
	Skillz Segment	Aarki Segment
Revenue	$22,417	$2,865
Less:
Cost of Revenue	2,043	858
End User Engagement Marketing	8,886
Paid Acquisition Spend	4,689
Headcount expenses	9,156
Consulting fees	1,497
Vendor/Software Expenses	3,448
Legal fees (non-litigation)	5,837
Office and operations expense	676
Aarki operating expenses		4,052
All other operating expenses	1,876
Total Operating Expenses	38,108	4,910
Segment Adjusted EBITDA	$(15,691)	$(2,045)

Transactions Between Segments

Intercompany revenue was $134.0 thousand and $47.0 thousand for the three months ended March 31, 2025 and 2024, respectively.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Aarki and Skillz are party to an agreement whereby Aarki will reimburse Skillz for shared services on a monthly basis. The amount paid for the three months ended March 31, 2025 and 2024 were not material.

Capital Expenditures

Consolidated capital expenditures were $1.7 million and $0.5 million in the three months ended March 31, 2025 and 2024, respectively. Capital expenditures in 2025 consisted primarily of costs related capitalized costs to develop internal-use software by the Skillz segment. Capital expenditures in 2024 consisted primarily of property and equipment by the Skillz segment.

13. Loss Per Share

The Company computes loss per share of the Class A common stock and Class B common stock using the two-class method required for participating securities. Basic and diluted net loss per share are the same for each class of common stock as they are entitled to the same liquidation and dividend rights. The effect of potentially dilutive common shares is reflected in diluted loss per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted net loss per Class A common stock and Class B common stock (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(17,142)	$(26,723)
Denominator:
Weighted average shares outstanding - basic and diluted	16,289,299	18,461,221
Loss per share, basic and diluted	$(1.05)	$(1.45)

The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands).

	As of March 31,
	2025	2024
Common stock warrants	226,786	226,786
Common stock options	681,729	696,973
Performance stock units	27,075	567,604
Restricted stock units	2,007,112	2,320,487
Total	2,942,702	3,811,850

14. Subsequent Events

For the purpose of the condensed consolidated financial statements as of March 31, 2025, the Company evaluated subsequent events for recognition and measurement purposes as of the filing date. Except as described elsewhere in these condensed consolidated financial statements, the Company has concluded that no events or transactions have occurred that require disclosure except as follows:

License Agreement Dispute

In April 2022, the Company entered an agreement with a holder of intellectual property (the “Partner”) pursuant to which the Company would develop and market mobile games with the Partner’s brand and the Partner would use “good faith efforts” to promote the games. In consideration, the Company would pay the Partner minimum royalties totaling $1.5 million, but not to exceed $2.0 million, of which $0.5 million had been accrued as of December 31, 2024. The Company contended that the Partner failed to provide good faith efforts to market and, as a result withheld royalty payments. The Partner contended that the Company was in breach of the agreement due to non-payment of royalty payments. The Partner served the Company a

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
complaint on January 14, 2025. In April 2025, the Partner and the Company agreed to attend mediation on this matter and settled the matter for a payment of $0.5 million to the Partner in June 2025.

Termination of Operating Lease

On April 18, 2025, the Company and the lessor of its former headquarters in San Francisco mutually agreed to terminate the lease. In exchange for the mutual releases, the Company paid the lessor a lump sum payment of $14.0 million. The loss on termination of the operating lease of $0.4 million represented the difference between the settlement amount and the carrying value of the lease obligation, and was recorded as a component of other income (expense), net in the statement of operations for the year ended December 31, 2024.

Recovery of Legal Settlement

After receiving a total of $9.8 million from the D&O insurance carrier of the Flying Eagle legal matter, (see Note 8, Commitments and Contingencies) the Company, in July 2025, paid a settlement of $10.0 million on this matter which the court approved in September 2025.

Skillz v. Tether Litigation

On August 29, 2025, the Company received a notice (“Notice”) from Tether indicating that Tether is terminating all of its various agreements with the Company (the “Tether Agreements”), including the Company’s Developer Terms and Conditions of Service, as amended from time to time, including by that certain Amendment to Skillz Online Developer Terms and Conditions of Service, dated January 15, 2020, effective as of September 1, 2025. The Company believes the termination notice to be invalid and in breach of Tether’s obligations under the Tether Agreements.

Following receipt of the Notice, on September 1, 2025, the Company filed suit in the Court of Chancery of the State of Delaware, seeking injunctive and declaratory relief in relation to Tether’s breach of the Tether Agreements. On October 3, 2025, the Company filed a first amended complaint in the Court of Chancery of the State of Delaware alleging additional breaches of contract. On October 3, 2025, the Company filed a first amended complaint in the Court of Chancery of the State of Delaware alleging additional breaches of contract. On October 10, 2025, Tether filed counterclaims against Skillz, alleging: (1) breach of contract; (2) breach of implied covenant of good faith and fair dealing; (3) accounting; (4) unjust enrichment; (5) false designation of origin, false association, and/or unfair competition; and (6) violation of deceptive trade practice at, 6 Del. C. Section 2532. Tether alleges its damages exceed $1 million. On November 13, 2025, Skillz moved to dismiss the majority of Tether’s counterclaims. Skillz motion to dismiss is set for hearing on January 23, 2026. A trial has been scheduled for Skillz’s affirmative claims against Tether and Tether’s counterclaims in August 2026. (see Note 8, Commitments and Contingencies).

Hanna v. Paradise, et. al.

On July 3, 2025, the Court issued a ruling converting defendants’ motion to dismiss on demand futility grounds to a motion for summary judgment and ordered limited discovery on the independence of a former Skillz director. The Court stayed consideration of defendants’ other dismissal arguments given its ultimate ruling on the demand futility issue could moot these other dismissal arguments. Further briefing in support of summary judgment on demand futility grounds is expected, but no schedule is currently in place for such briefing (see Note 8, Commitments and Contingencies).

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Subsequent to March 31, 2025 through December 5, 2025, the Company has repurchased 0.8 million shares of its common stock under the Share Repurchase Program (see Note 9, Share Repurchase Program) at an average price of $5.26 share for a total cost (including commission) of $4.1 million.

Skillz v. Papaya Litigation

On October 28, 2025, the Judge denied Papaya’s motion for summary judgment as to Skillz’s claims against Papaya. The Court also denied Papaya’s motion to exclude Skillz’s survey and damages experts. On November 24, 2025, the Court granted Skillz’s motion for summary judgment on Papaya’s remaining counterclaims and unclean hands defense. The court’s rulings on certain motions related to the administration of expert testimony remain pending (see Note 8, Commitments and Contingencies).

New Tax Law

On July 4, 2025, U.S. Congress enacted the One Big Beautiful Bill Act (“OBBBA”), which includes significant provision, including tax cut extensions and modifications to the international tax framework. In accordance with GAAP, the Company will account for the tax effects of changes in tax law in the period of enactment which is in the quarter ending September 30, 2025. The Company is currently in the process of analyzing the tax impacts of the law change, and it currently does not expect the OBBBA to have a material impact on its condensed consolidated financial statements.

Notice of Default

In light of the delays in the filing of the Company’s annual financial statements on its Form 10-K for the year ended December 31, 2024 and the interim financial statements on Form 10-Q for the quarters ended March 31, 2025, June 30, 2025, on September 30, 2025, the Company received a notice of default (the “Notice of Default”) from UMB Bank, N.A., as trustee (the “Trustee”) under that certain Indenture, dated as of December 20, 2021, between the Company, each of the guarantors party thereto and the Trustee (“Indenture”), pertaining to the Company’s outstanding 2021 Senior Secured Notes. The Notice of Default provided that the Company was not in compliance under the terms of the Indenture as a result of the Company’s failure to timely provide the required quarterly and annual reports within the time periods required under the Exchange Act. Pursuant to the terms of the Indenture, the receipt of the Notice of Default will not result in an Event of Default (as such term is defined under the Indenture) unless the Company remains out of compliance with this reporting covenant for 120 days following receipt of the Notice of Default.

Pursuant to the Indenture, the Company will be deemed to regain compliance with these reporting covenants if it provides all applicable delayed filings within 120 days of receipt of the Notice of Default. The filing of the Annual Report on Form 10-K on November 6, 2025 constituted, and the filing of this quarterly report for the quarter ending March 31, 2025 will constitute, compliance with a portion of reporting covenant under the Indenture. The filing of the remaining Quarterly Reports on Form 10-Q will constitute compliance with the remaining portions of the reporting covenant under the Indenture and the Company is further taking the necessary steps to file its Quarterly Report on Form 10-Q for the quarters ended June 30, 2025 and September 30, 2025 as soon as practicable, in order to regain compliance with the terms of the Indenture.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Skillz Inc. (for purposes of this section, “Skillz,” “we,” “us” and “our”). MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about Skillz and our industry that involve numerous risks and uncertainties, including, but not limited to, those described in Part I, Item IA, “Risk Factors” in our Annual Report and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. All statements other than statements of historical facts contained, including statements regarding guidance, our future results of operations or financial condition, business strategy and plans, user growth and engagement, product initiatives, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “going to,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. We caution you that the foregoing may not include all of the forward-looking statements made.

You should not rely on forward-looking statements as predictions of future events. We have based the forward-looking statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. The inclusion of forward-looking information should not be regarded as a representation by us or any other person that the future plans, estimates or expectations contemplated by us will be achieved. Forward-looking statements made speak only as of the date on which such statements are made, and we undertake no obligation to update them in light of new information or future events, except as required by law.

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

User acquisition (“UA”) marketing is a sales and marketing expense to acquire new paying users to our platform. UA marketing spend for the three months ended March 31, 2025 was approximately $4.5 million, as compared to approximately $5.6 million in three months ended March 31, 2024. The reduction in UA marketing and engagement marketing expenses in fiscal year ending December 31, 2024 and the first quarter of 2025 compared to prior periods has resulted in a substantial reduction in revenue and is expected to continue to result in a reduction in revenue.

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

Certain of the Tether Agreements restrict the removal of Tether’s top two games, Solitaire Cube and 21 Blitz, from the Company’s platform for at least 18 months following termination. During the post-termination period, Skillz has the option, but not the obligation, to host paid competitions for such games on the platform. For the year ended December 31, 2024, Tether accounted for 45% of our revenue. If we are unable to negotiate new terms with Tether or, as applicable with other developers, or if any new terms are less favorable to us, or if our litigation against Tether is unsuccessful, and these games were to be removed from our platform and we are unable to identify and market suitable replacements, there may be a material adverse effect on our business and results of operations

Following receipt of the Notice, on September 1, 2025, we filed suit in the Court of Chancery of the State of Delaware, seeking injunctive and declaratory relief in relation to Tether’s breach of the Tether Agreements. The Company is also disputing Tether’s allegations with respect to the grounds for termination of the Tether Agreements for cause. We intend to defend our position, but can provide no assurances regarding the outcome of the claim and the impact it may have on our business. The removal of Solitaire Cube and 21 Blitz contrary to the terms set forth in the agreements and/or before Skillz can provide a suitable replacement to such games may cause a material adverse effect on our platform business and results of operations.

Extension for Continued Listing on the New York Stock Exchange

On April 2, 2025, we received a notice from the NYSE indicating that we are not in compliance with the NYSE’s continued listing requirements under the timely filing criteria outlined in Section 802.01E of the NYSE Listed Company Manual as a result of our failure to timely file our Annual Report on Form 10-K. The NYSE informed us that, under the NYSE’s rules, we had six months to file our Annual Report on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”) and that the NYSE will continue to list our shares on the NYSE provided that we regain compliance with Section 802.01E within the initial six-month cure period.

We presented a compliance plan to the NYSE in September 2025 to request an additional extension period for continued listing of our Class A common stock on the NYSE (the “Additional Cure Period”) in order for us to complete and file our Annual Report on Form 10-K, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025, and any subsequent delinquent SEC quarterly filings (the Quarterly Reports on Form 10-Q together with our Annual Report on Form 10-K, collectively, the “Delayed Filings”), and regain compliance with the NYSE’s continued listing requirements. We worked diligently to file our Annual Report on Form 10-K for the year ended December 31, 2024, which we filed on November 6, 2025, and this filing of the quarterly report for the quarter ended March 31, 2025, which constitute compliance with a portion of NYSE’s continued listing requirements. When filed, the filing of the quarterly reports for the quarters ending June 30, 2025 and September 30, 2025 on Form 10-Q will complete the necessary steps in order to regain compliance with the NYSE.

On September 25, 2025, the NYSE granted our request for an Additional Cure Period and agreed to provide us with an extension to continue our listing on the NYSE through December 17, 2025, subject to ongoing reassessment by the NYSE and provided that we become current with our SEC filings by such date.

Papaya Litigation

On October 28, 2025, the court denied Papaya’s motion for summary judgment as to Skillz’s claims against Papaya. The Court also denied Papaya’s motion to exclude Skillz’s consumer and damages experts. On November 4, 2025, the Court granted Skillz’s motion for summary judgment on Papaya’s remaining counterclaims and unclean hands defense. The courts rulings on certain motions to the admissibility of expert testimony remain pending (see Note 8, Commitments and Contingencies).

Items Impacting Comparability of Results of Operations and Financial Condition

Our condensed consolidated financial statements included in this report reflect the following additional items impacting the comparability of results of operations and financial condition:

•A vendor and the Company settled a dispute. In exchange for mutual releases of all claims, the Company paid the vendor $2.75 million in March 2025, $2.75 million of which has been accrued for in fiscal year 2024.
•A vendor and the Company agreed to mediate a dispute that resulted in a settlement where the Company agreed to pay the vendor $533 thousand in June 2025, which represented the past due balances for year one and year two of the agreement that were fully accrued as of December 31, 2024.
•The Company and a lessor of its former headquarters in San Francisco mutually agreed to terminate a lease. In exchange for the mutual releases, the Company paid the lessor a lump sum payment of $14.0 million in fiscal year 2025. The loss on termination of the operating lease of $0.4 million represented the difference between the settlement amount and the carrying value of the lease obligation and was recorded during the fiscal year 2024.
•A federal jury in San Jose, California issued a verdict in favor of Skillz in a patent infringement action Skillz brought against a privately-held mobile gaming company, AviaGames (“Patent Case”). Skillz, Big Run, and AviaGames entered into a settlement agreement with respect to both the Patent Case and Unfair Competition Case pending against AviaGames (the “Litigation Settlement”). In exchange for dismissal of both actions and other settlement terms, AviaGames agreed to pay Skillz and Big Run a total of $80.0 million. The Company and Big Run Studio entered into a Side Letter Agreement providing that a portion of the AviaGames settlement funds allocated to Big Run Studio be utilized to repay the outstanding principal and accrued interest under the Loan and Security Agreement totaling $2.0 million (see Note 4, Balance Sheet Components). The Company and Big Run collectively received $50.0 million from AviaGames pursuant to the settlement agreement. Of the $50.0 million received, Skillz received $48.0 million, $2.0 million of which was for settlement of the amount outstanding under the Loan and Security Agreement with Big Run. Beginning in March of 2025, AviaGames is required to pay Skillz an additional $7.5 million annually over a four-year period as royalty payments for AviaGames’ license of the applicable patent and its patent family; no portion of these payments are due to Big Run (see Note 4, Balance Sheet Components and Note 8, Commitments and Contingencies). During the year ended December 31, 2024, the Company recorded a gain from the Litigation Settlement netting $46.0 million consisting of the gross payment of $48.0 million less the $2.0 million received for satisfaction and settlement of the Loan and Security Agreement. The Company recorded the $7.5 million payment received in March 2025 and will record the $7.5 million to be received in March 2026, 2027 and 2028 as a gain upon receipt of each payment.
•In connection with the Company’s De-SPAC litigation, Skillz filed suit against its insurance carrier for D&O insurance coverage and on January 17, 2025, the insurance carrier agreed to contribute a total of $9.8 million to the Company in connection with this matter’s settlement agreement. Of those funds, $1.3 million was received in the quarter ending March 31, 2025 and was used to pay defense costs. During the quarter ended June 30, 2025, Skillz received the remaining $8.5 million. The parties involved with the De-SPAC litigation executed a term sheet to settle the action in principle for $10.0 million, subject to completing settlement documentation and obtaining court approval. As the successor to Flying Eagle, the defendant in the De-SPAC litigation, Skillz is obligated to indemnify and pay legal costs of the Individual D&O Defendants of Flying Eagle in their capacities as such in connection with this action and, as such recorded an expense of $10.0 million, offset by the insurance proceeds of $9.75 million, which is reflected in general and administrative expenses for the year ended December 31, 2024. The Company recorded the insurance recovery proceeds as an offset to general and administrative expenses for the year ended December 31, 2024.

Operating Segments

We generate revenue from our two reportable segments, Skillz and Aarki. Refer to Note 12, Segment Reporting, of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion.

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

Results of Operations

Comparison for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,		2025 to 2024 Change
	2025	2024	Increase/(Decrease)
			Amount	Percentage
Revenue	$21,897	$25,235	$(3,338)	(13)%
Costs and expenses:
Cost of revenue	2,965	3,451	(486)	(14)%
Research and development	4,817	4,624	193	4%
Sales and marketing	18,005	20,994	(2,989)	(14)%
General and administrative	19,083	23,037	(3,954)	(17)%
Gain from litigation settlement	(7,500)	—	(7,500)	—%
Total costs and expenses	37,370	52,106	(14,736)	(28)%
Loss from operations	(15,473)	(26,871)	11,398	42%
Interest (expense) income, net	(1,071)	112	(1,183)	(1056)%
Change in fair value of common stock warrant liabilities	—	9	(9)	(100)%
Other (expense) income, net	(559)	65	(624)	(960)%
Loss before income taxes	(17,103)	(26,685)	9,582	36%
Provision for income taxes	39	38	1	3%
Net loss	$(17,142)	$(26,723)	$9,581	36%

Revenue

Revenue decreased by $3.3 million, or 13%, to $21.9 million in the three months ended March 31, 2025 from $25.2 million in the three months ended March 31, 2024. This was primarily due to lower tournament revenue of $5.2 million, partially offset by services and other revenue of $0.2 million from our Skillz segment. This decrease was also offset by higher advertising revenue of $1.7 million generated from our Aarki segment.

Cost of Revenue

Cost of revenue decreased by $0.5 million, or 14%, to $3.0 million for the three months ended March 31, 2025 from $3.5 million in the three months ended March 31, 2024. This was primarily due to a reduction in customer support costs of $0.3 million and payment processing and other costs of $0.2 million from our Skillz segment.

Research and Development

Research and development costs increased by $0.2 million, or 4%, to $4.8 million in the three months ended March 31, 2025 from $4.6 million in the three months ended March 31, 2024. This was primarily associated with higher research and development employee related costs of $0.4 million, partially offset by lower professional fees of $0.2 million from our Skillz segment.

Sales and Marketing

Sales and marketing costs decreased by $3.0 million, or 14%, to $18.0 million in the three months ended March 31, 2025 from $21.0 million in the three months ended March 31, 2024. This was primarily driven by lower employee related expenses of $1.2 million, marketing expenses of $1.4 million, professional fees of $0.2 million and facilities allocations and software license costs of $0.2 million from our Skillz segment.

General and Administrative

General and administrative costs decreased by $4.0 million, or 17%, to $19.1 million in the three months ended March 31, 2025 from $23.0 million in the three months ended March 31, 2024. This was primarily related to lower employee related costs and professional fees of $3.6 million and reduced facilities allocations and marketing expenses of $0.5 million from our Skillz segment.

Gain on Legal Settlement

The gain on legal settlement of $7.5 million for three months ended March 31, 2025 was related to the litigation settlement with AviaGames from our Skillz segment. Refer to Note 8, Commitments and Contingencies, of the notes to the condensed consolidated condensed financial statements for further discussion.

Interest (expense) income, net

Interest expense was $1.1 million for the three months ended March 31, 2025 compared to interest income of $0.1 million for the three months ended March 31, 2024, a net difference of $1.2 million. This was primarily due to a lower balance of or 2021 Senior Secured Notes in 2025 compared to the same period in 2024.

Other (Expense) Income, Net

Other (expense) income, net was $(0.6) million in for the three months ended March 31, 2025 compared to $0.1 million in for the three months ended March 31, 2024, a net difference of $(0.6) million.

Provision for income taxes

Provision for income taxes increased by $1.0 thousand to $39.0 thousand in the three months ended March 31, 2025, from $38.0 thousand in the three months ended March 31, 2024. This was primarily due to a book loss, state taxes and equity award activities, mostly offset by a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sales of capital stock. As of March 31, 2025, our principal sources of liquidity were our cash, cash equivalents and restricted cash in the amount of $264.3 million, which are primarily invested in money market funds and marketable securities with maturities of less than three months.

In December 2021, the Company offered $300 million in aggregate principal senior secured notes due 2026 in a private offering. The notes were sold in a private placement to qualified institutional buyers. Annual interest started to accrue from December 20, 2021 at a stated rate of 10.25% and is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The notes will mature on December 15, 2026. We used the net proceeds from the offering for general corporate purposes. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, make certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. After giving effect to the 2023 and other previous open market repurchases of our senior secured notes, as of March 31, 2025, $129.7 million of the senior secured notes remained outstanding.

Other than as described below with respect to the Company’s noncompliance with certain reporting covenants under the indenture governing its senior secured notes, the Company has complied with debt covenant requirements that could have a material impact on debt classification in the event of non-compliance. In light of delays in the filing of our annual financial statements on our Form 10-K and the interim financial statements on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, the Company fell out of compliance with the reporting covenants under the indenture governing its senior secured notes that require the Company provide to the trustee and holders of the senior secured notes all quarterly and annual reports required to be filed with the SEC within the time periods specified under the Exchange Act. As such, on September 30, 2025, the Company received a notice of default from the trustee of the senior secured notes. The filing of the Company’s Annual Report on Form 10-K of November 6, 2025 and this quarterly report for the quarter ending March 31, 2025 helped the Company restore compliance with a portion of this requirement. When filed, the filing of the quarterly reports for the quarters ending June 30, 2025 and September 30, 2025 on Form 10-Q will complete the necessary steps in order to regain compliance with the terms of the indenture governing the Company’s senior secured notes.

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

The following table provides a summary of cash flow data (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(10,931)	$(4,396)
Net cash (used in) provided by investing activities	$(1,727)	$169
Net cash used in financing activities	$(4,924)	$(7,200)

Net Cash Used In Operating Activities

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

Net cash used in operating activities of $10.9 million for the three months ended March 31, 2025 primarily reflects a net loss of $17.1 million and non-cash expenses of $5.6 million related to stock-based compensation. During the three months ended March 31, 2025, $7.5 million was received from the litigation settlement with AviaGames from our Skillz segment.

Net Cash (Used In) Provide By Investing Activities

Net cash used in investing activities was $1.7 million for the three months ended March 31, 2025 consisting partially of purchases of property and equipment of $1.2 million and capitalization of software development costs of $0.5 million from our Skillz segment.

Net Cash Used In Financing Activities

Net cash used in financing activities was $4.9 million for three months ended March 31, 2025, consisting primarily of the repurchase of common stock from our Skillz segment.

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations.

Leases

We have operating lease arrangements for office space, and finance lease agreements for certain network equipment. As of March 31, 2025, we had lease payment obligations of $14.3 million, of which $3.0 million is payable within 12 months.

Long-Term Debt

The Company’s long-term debt consists of the 2021 Senior Secured Notes. The total principal amount of $129.7 million, gross of discount and issuance costs of $3.6 million, is due on December 15, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms.

Based on the evaluation of our disclosure controls and procedures, our management has concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses, management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Form 10-Q, in conformity with GAAP.

Material Weaknesses

As previously disclosed in our management’s report on internal control over financial reporting within the Annual Report we identified material weaknesses in our internal control over financial reporting with respect to the following:

1.Risk assessment: The Company did not design an effective risk assessment process based on the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). As a result, the Company did not appropriately reassess and adequately design and implement controls over financial reporting, including with respect to identification and review of disclosures and monitoring controls, and with respect to providing the appropriate evidence of review of reconciliations, budgets, and key elements of the financial close process.

2.Information technology general controls (“ITGCs”): ITGCs in the areas of access and program change management over information technology (“IT”) systems that support the Company’s financial reporting processes were not designed or operating effectively. Specifically, the Company did not maintain sufficient: (a) user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (b) program change management controls to ensure that IT program and data changes affecting financial information technology applications and underlying records are identified, tested, authorized, and implemented appropriately; and (c) program operations controls. As a result, the Company’s related IT dependent manual and application controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs were also deemed ineffective.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting during the first quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures
Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. An internal controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. In light of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur due to a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate due to changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8, “Commitments and Contingencies,” and Note 14, “Subsequent Events,” in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

The following table provides information about the purchases of our common stock made through the three months ended March 31, 2025:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
January 1, 2025 through January 31, 2025	380,597	5.76	380,597	$30.2
February 1, 2025, 2024 through February 28, 2025	151,238	6.28	151,238	$29.2
March 1, 2025 through March 31, 2025	313,729	5.07	313,729	$27.6
Total	845,564	5.60	845,564

(a) In August 2023, our Board of Directors approved a share repurchase authorization for up to $65.0 million of our common stock. The share repurchase authorization had a term of 12 months and was permitted to be suspended or discontinued by our Board of Directors at any time. On December 5, 2024, our Board of Directors reapproved the Company’s share repurchase program, pursuant to which the Company is authorized to purchase up to $41.1 million of its Class A Common Stock remaining under the Company’s legacy repurchase program and extended the expiration date until otherwise suspended, terminated or modified an any time for any reason by the Board.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
19.1*	Insider Trading Policy
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**Submitted electronically with the report.
# Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLZ INC.

	By:	/s/ Gaetano Franceschi
Date: December 11, 2025	Name:	Gaetano Franceschi
	Title:	Chief Financial Officer