Form 10-Q
period 2025-06-30
Skillz Inc.
filed 2025-12-11
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

SKILLZ INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SKILLZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except for number of shares and par value per share amounts)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$228,657	$271,923
Restricted cash	9,000	9,000
Accounts receivable, net of allowance for credit losses of $265 and $273 as of June 30, 2025 and December 31, 2024, respectively	8,978	4,890
Prepaid expenses and other current assets	7,551	17,342
Total current assets	254,186	303,155
Property and equipment, net	19,047	16,282
Operating lease right-of-use assets, net	223	308
Non-marketable equity securities	52,768	52,768
Restricted cash, non-current	1,000	1,000
Other non-current assets	979	755
Total assets	$328,203	$374,268
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,615	$9,799
Operating lease liabilities, current	190	1,544
Other current liabilities	52,129	54,564
Total current liabilities	60,934	65,907
Operating lease liabilities, non-current	34	9,338
Long-term debt, net	126,593	125,654
Other non-current liabilities	299	333
Total liabilities	187,860	201,232
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock $0.0001 par value; 31.3 million shares authorized; Class A common stock – 25.0 million shares authorized; 18.7 million and 18.7 million shares issued; 11.9 million and 13.3 million outstanding as of June 30, 2025 and December 31, 2024, respectively; Class B common stock – 6.3 million shares authorized; 3.4 million shares issued and outstanding as of June 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	1,236,721	1,226,642
Accumulated deficit	(1,056,322)	(1,021,258)
Treasury stock at cost, $6.8 million and $5.4 million as of June 30, 2025 and December 31, 2024, respectively	(40,057)	(32,349)
Total stockholders’ equity	140,343	173,036
Total liabilities and stockholders’ equity	$328,203	$374,268

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited, in thousands, except for number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$25,214	$25,295	$47,111	$50,530
Costs and expenses:
Cost of revenue	3,220	3,346	6,184	6,798
Research and development	4,840	4,272	9,658	8,896
Sales and marketing	16,431	20,849	34,436	41,842
General and administrative	16,706	17,236	35,789	40,273
Gain from litigation settlement	—	(46,000)	(7,500)	(46,000)
Total costs and expenses	41,197	(297)	78,567	51,809
(Loss) income from operations	(15,983)	25,592	(31,456)	(1,279)
Interest (expense) income, net	(1,321)	334	(2,392)	447
Change in fair value of common stock warrant liabilities	—	2	—	11
Other (expense) income, net	(637)	190	(1,196)	254
(Loss) income before income taxes	(17,941)	26,118	(35,044)	(567)
(Benefit from) provision for income taxes	(19)	73	20	111
Net (loss) income	$(17,922)	$26,045	$(35,064)	$(678)
(Loss) earnings per share:
Basic	$(1.16)	$1.47	$(2.21)	$(0.04)
Diluted	$(1.16)	$1.44	$(2.21)	$(0.04)
Weighted average shares outstanding:
Basic	15,491,239	17,776,904	15,888,064	18,119,062
Diluted	15,491,239	18,079,310	15,888,064	18,119,062

Other comprehensive income:
Change in unrealized gain on available-for-sale investments, net of tax	—	1	—	7
Total other comprehensive income	—	1	—	7
Total comprehensive (loss) income	$(17,922)	$26,046	$(35,064)	$(671)
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except for number of shares)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	19,183,046	$1	2,314,908	$(13,000)	$1,197,963	$(7)	$(974,468)	$210,489
Issuance of common stock upon release of restricted stock units	64,020	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	566	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(229)	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury stock	(1,209,549)	—	1,209,549	(6,956)	—	—	—	(6,956)
Other comprehensive income	—	—	—	—	—	6	—	6
Stock-based compensation	—	—	—	—	8,740	—	—	8,740
Net loss	—	—	—	—	—	—	(26,723)	(26,723)
Balance at March 31, 2024	18,037,854	$1	3,524,457	$(19,956)	$1,206,703	$(1)	$(1,001,191)	$185,556
Shares repurchased by the Company and held as treasury stock	(589,721)	—	589,721	(3,814)	—	—	—	(3,814)
Stock issued under employee stock purchase plan	1,195	—	—	—	7	—	—	7
Other comprehensive income	—	—	—	—		1	—	1
Stock-based compensation	—	—	—	—	7,433	—	—	7,433
Net income	—	—	—	—	—	—	26,045	26,045
Balance at June 30, 2024	17,449,328	$1	4,114,178	$(23,770)	$1,214,143	$—	$(975,146)	$215,228

Balance at December 31, 2024	16,736,904	$1	5,416,418	$(32,349)	$1,226,642	$—	$(1,021,258)	173,036
Shares repurchased by the Company and held as treasury stock	(845,564)	—	845,564	(4,732)	—	—	—	(4,732)
Stock-based compensation	—	—	—	—	5,646	—	—	5,646
Net loss	—	—	—	—	—	—	(17,142)	(17,142)
Balance at March 31, 2025	15,891,340	$1	6,261,982	$(37,081)	$1,232,288	$—	$(1,038,400)	$156,808
Shares repurchased by the Company and held as treasury stock	(585,524)	—	585,524	(2,976)	—	—	—	(2,976)
Stock issued under employee stock purchase plan	4,411	—	—	—	24	—	—	24
Stock-based compensation	—	—	—	—	4,409	—	—	4,409
Net loss	—	—	—	—	—	—	(17,922)	(17,922)
Balance at June 30, 2025	15,310,227	$1	6,847,506	$(40,057)	$1,236,721	$—	$(1,056,322)	$140,343

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(35,064)	$(678)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	361	798
Stock-based compensation	9,912	16,173
Accretion of unamortized debt discount and amortization of debt issuance costs	939	834
Change in fair value of common stock warrant liabilities	—	(11)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,088)	1,719
Prepaid expenses and other assets	9,567	2,580
Accounts payable	(1,184)	4,636
Operating lease liabilities	(10,573)	(769)
Other accruals and liabilities	(1,611)	(1,876)
Net cash (used in) provided by operating activities	(31,741)	23,406
Investing Activities
Purchases of property and equipment	(1,840)	(914)
Capitalization of software development costs	(1,588)	(8)
Settlement of loan receivable	—	2,000
Purchases of marketable securities	—	(5)
Proceeds from sales of marketable securities	—	1,137
Net cash (used in) provided by investing activities	(3,428)	2,210
Financing Activities
Principal payments on finance leases obligations	(389)	(455)
Repurchase of common stock	(7,708)	(10,770)
Net cash used in financing activities	(8,097)	(11,225)
Net change in cash, cash equivalents and restricted cash	(43,266)	14,391
Cash, cash equivalents and restricted cash – beginning of year	281,923	312,028
Cash, cash equivalents and restricted cash – end of period	$238,657	$326,419
Supplemental cash flow data:
Cash paid during the period for:
Interest	$6,668	$6,813
Taxes	$51	$135
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable	$55	$118
Stock-based compensation capitalized in software development costs	$143	$—

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and one subsidiary for which there is an immaterial noncontrolling interest at June 30, 2025. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Revenue Recognition

The Company recognizes revenue for its services in accordance with the FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). For additional information, see Note 3, Revenue.

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

Restricted cash of $10.0 million at June 30, 2025 was primarily associated with the cash required to be held by our financial institution. Restricted cash at December 31, 2024 was primarily associated with the letter of credit for the Company’s former headquarters in San Francisco and cash required to be held by our financial institution.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets at June 30, 2025 and December 31, 2024 that sum to the total of these items reported in the condensed consolidated statements of cash flows for the six months ended June 30, 2025:

	June 30,	December 31,
	2025	2024
Cash	$20,643	$19,975
Money market funds	208,014	251,948
Restricted cash classified as a current asset	9,000	9,000
Restricted cash classified as a non-current asset	1,000	1,000
Cash, cash equivalents and restricted cash	$238,657	$281,923

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted cash, and marketable securities. Although the Company deposits its cash with multiple established financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced losses on its deposits of cash and cash equivalents. The Company limits the amount of credit exposure to any one issuer and monitors the financial condition of the financial institutions on a regular basis. At June 30, 2025, the Company had cash balances on deposit with various financial institutions that in the aggregate exceeded the federally insured limits in the amount of $235.4 million.
Accounts Receivable, Net

Accounts receivable, net, represents amounts recorded for programmatic media campaigns, net of an allowance for credit losses from our advertising revenue customers of our Aarki segment. The allowance for credit losses is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations and comprehensive (loss) income. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when there are specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The Company’s provision and write-offs, net of recoveries for credit losses were not material in the three and six months ended

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
June 30, 2025 and 2024. The allowance for credit losses were $265.0 thousand and $273.0 thousand at June 30, 2025 and December 31, 2024, respectively.

Two customers of Aarki that individually represented 10% or more of total accounts receivables as of June 30, 2025. The individual receivable balance of these customers were between 12% and 13% of the accounts receivable balance. Four customers of Aarki accounted for 10% or more of total accounts receivables as of December 31, 2024 and were between 10% and 18% of the accounts receivable balance.

Long-Lived Assets

Long-lived assets primarily consist of property and equipment with estimable useful lives subject to depreciation and amortization.

The Company owns its office building in Las Vegas, Nevada that serves as its headquarters with costs allocated to building and land components. The building is depreciated on a straight-line basis over its estimated useful life of 39 years and the land is not subject to depreciation.

Advertising and Promotional Expense

Advertising and promotional expenses are included in sales and marketing expenses within the condensed consolidated statements of operations and comprehensive (loss) income and are expensed when incurred. Advertising expenses, excluding marketing promotions related to the Company’s end-user incentive programs, were $3.9 million and $4.5 million for the three months ended June 30, 2025 and 2024, respectively, and $8.9 million and $10.5 million for the six months ended June 30, 2025 and 2024, respectively.

User Acquisition

User acquisition (“UA”) marketing costs to acquire new paying users to the platform are presented in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. UA marketing costs were $3.6 million and $4.2 million for the three months ended June 30, 2025 and 2024, respectively, and $8.1 million and $9.8 million for the six months ended June 30, 2025 and 2024, respectively.

Interest (Expense) Income, Net

Interest (expense) income, net consisted of the following for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$(3,805)	$(3,776)	$(7,601)	$(7,547)
Interest income	2,484	4,110	5,209	7,994
Interest (expense) income, net	$(1,321)	$334	$(2,392)	$447

Indirect Tax Liabilities

The Company is subject to indirect taxes such as sales and use tax in the United States and value-added tax in certain foreign jurisdictions, respectively. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. The Company recognizes changes to its estimate if it is estimable and probable that its position would not be sustainable upon examination by taxing authorities. Although management believes the Company’s recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from that which its liabilities are based on. To the extent that final tax outcomes of these matters are different than the amounts recorded, such differences could have a material impact on the Company’s condensed consolidated financial statements as the Company records related tax reserves as a reduction in revenue, and

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
penalties and interest in general and administrative expenses. The Company recorded indirect tax liabilities of $15.4 million and $14.9 million at June 30, 2025 and December 31, 2024, respectively. See Note 8, Commitments and Contingencies.

401(k) Plan

The Company has a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings and receive a matching employer contribution of up to 3% of compensation not to exceed the maximum amount allowable. for the three months ended June 30, 2025 and 2024, respectively, the Company recognized an expense under this plan of $0.4 million and $0.1 million and for the six months ended June 30, 2025 and 2024, respectively, the Company recognized an expense under this plan of $0.5 million and $0.2 million.

Lease in Bangalore, India

On February 3, 2025, the Company entered into a letter of intent to lease space in an office building in Bangalore, India. The lease commenced will commence on August 18, 2025 for a term of 36 months. The lease payment is approximately $35.7 thousand per month, plus applicable taxes with an annual escalation of 6% per annum.
Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
3. Revenue

The following tables present the Company’s revenues, disaggregated by offering, geographical region, and reportable segment for the three and six months ended June 30, 2025 and 2024. Revenue by geographical region is based on the location where the game developer or advertising customer is headquartered. Revenue is recognized net of any taxes from customers (e.g. sales and other indirect taxes), which are subsequently remitted to governmental entities. For more information on revenues presented by reportable segment, see Note 12, Segment Reporting.

	Three Months Ended June 30, 2025
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$19,056	$—	$—	$19,056
Advertising Revenue	—	5,916	(67)	5,849

Other Revenue:
Maintenance Fee Revenue	309	$—	—	309
Total Revenue	$19,365	$5,916	$(67)	$25,214

United States	$18,064	$1,740	$(67)	$19,737
Other Countries	1,301	4,176	—	5,477
Total Revenue	$19,365	$5,916	$(67)	$25,214

	Three Months Ended June 30, 2024
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$22,154	$—	$—	$22,154
Advertising Revenue	—	2,578	(21)	2,557

Other Revenue:
Maintenance Fee Revenue	584	—	—	584
Total Revenue	$22,738	$2,578	$(21)	$25,295

United States	$21,368	$614	$(21)	$21,961
Other Countries	1,370	1,964	—	3,334
Total Revenue	$22,738	$2,578	$(21)	$25,295

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Six Months Ended June 30, 2025
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$36,208	$—	$—	$36,208
Advertising Revenue	—	10,355	(202)	10,153

Other Revenue:
Maintenance Fee Revenue	750	$—	—	750
Total Revenue	$36,958	$10,355	$(202)	$47,111

United States	$34,362	$3,264	$(202)	$37,424
Other Countries	2,596	7,091	—	9,687
Total Revenue	$36,958	$10,355	$(202)	$47,111

	Six Months Ended June 30, 2024
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$43,932	$—	$—	$43,932
Advertising Revenue	—	5,443	(68)	5,375

Other Revenue:
Maintenance Fee Revenue	1,223	—	—	1,223
Total Revenue	$45,155	$5,443	$(68)	$50,530

United States	$42,879	$1,273	$(68)	$44,084
Other Countries	2,276	4,170	—	6,446
Total Revenue	$45,155	$5,443	$(68)	$50,530

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
Games provided by three developer partners accounted for 69% and 70% of the Company’s consolidated revenue for three and six months ended June 30, 2025, respectively. Games provided by three developer partners accounted for 81% and 80% of the Company’s consolidated revenue for the three and six months ended 2024, respectively.

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
For the three and six months ended June 30, 2025, the Company recognized a reduction of revenue of $2.0 million and $4.8 million, respectively, related to these end-user incentives. For the three and six months ended June 30, 2024, the Company recognized a reduction of revenue of $2.7 million and $6.1 million, respectively, related to these end-user incentives.
For the three and six months ended June 30, 2025, the Company recognized sales and marketing expense of $8.1 million and $17.6 million, respectively, related to these end-user incentives. For the three and six months ended June 30, 2024, the Company recognized sales and marketing expense of $10.6 million and $19.3 million, respectively, related to these end-user incentives.

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

For performance obligations related to advertising revenue, customers are extended 30 day payment terms from completion of each month’s insertion order and no advertising revenue customers accounted for more than 5% of the Company’s revenue in either of three and six months ended June 30, 2025 and 2024, respectively.

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

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Credit card processing reserve	$1,000	$1,000
Prepaid expenses	5,693	5,949
Other current assets	858	10,393
Prepaid expenses and other current assets	$7,551	$17,342

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

Property and Equipment, net

Property and equipment consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Land	$980	$980
Building	12,681	12,590
Capitalized internal-use software	9,605	9,128
Computer equipment and servers	2,405	1,797
Furniture and fixtures	371	363
Leasehold improvements	122	122
Construction in progress	4,445	2,507
Total property and equipment	30,609	27,487
Accumulated depreciation and amortization	(11,562)	(11,205)
Property and equipment, net	$19,047	$16,282

Property and equipment, net by geography was as follows:

	June 30,	December 31,
	2025	2024
United States	$18,651	$15,909
Other Countries	396	373
Total	$19,047	$16,282

Other Current Liabilities

Other current liabilities consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Accrued legal expenses	$13,553	$15,244
Indirect tax liabilities	15,360	14,932
End-user liability, net	6,406	6,900
Accrued compensation	4,797	2,592
Accrued publisher fees	4,704	2,527
Accrued operating expenses	4,147	7,933
Accrued sales and marketing expenses	1,203	1,832
Accrued developer revenue share	980	862
Accrued interest expenses	554	554
Other	350	724
Short-term lease obligations	75	464
Other current liabilities	$52,129	$54,564

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
5. Fair Value Measurements

As of June 30, 2025 and December 31, 2024, the recorded values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.

Cash and money market funds are classified within Level 1 of the fair value hierarchy. Highly liquid investments such as commercial papers and corporate bonds are classified within Level 2 of the fair value hierarchy.

Assets measured at fair value on a recurring basis consisted of the following as of June 30, 2025 and December 31, 2024:

	Fair Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$208,014	$—	$—	$208,014
Total assets	$208,014	$—	$—	$208,014

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$251,948	$—	$—	$251,948
Total assets	$251,948	$—	$—	$251,948

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

Non-marketable equity securities are investments in privately held companies without readily determinable fair values. We have accounted for these investments using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded as its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. The carrying value of the Company’s investments without readily determinable fair values was $52.8 million as of June 30, 2025 and December 31, 2024, and was classified within non-marketable equity securities in the condensed consolidated balance sheets.

The Company did not record any other adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative and did not recognize any gains or losses related to the sale of non-marketable equity securities in the three and six months ended June 30, 2025 and 2024.

Investment Components

Investments consisted of the following as of June 30, 2025 and December 31, 2024:

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	As of June 30, 2025
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Money market funds	$208,014	$—	$—	$208,014	$208,014	$—	$—
Total investments	$208,014	$—	$—	$208,014	$208,014	$—	$—

	As of December 31, 2024
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Money market funds	$251,948	$—	$—	$251,948	$251,948	$—	$—
Total investments	$251,948	$—	$—	$251,948	$251,948	$—	$—

7. Long-Term Debt

Long-term debt consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
2021 Senior Secured Notes, non-current	$129,671	$129,671
Unamortized discount and issuance costs	(3,078)	(4,017)
Long-term debt, non-current	$126,593	$125,654

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

On April 13, 2023, the Company repurchased approximately $159.8 million of its 2021 Senior Secured Notes. In connection with the repurchase, the Company recognized a gain on extinguishment of $15.2 million on the condensed consolidated statements of operations and comprehensive (loss) income. The gain primarily reflected the payment discounts as the notes were redeemed for a total consideration below the par value and the write-off of unamortized debt issuance costs and discounts.

After giving effect to the 2023 and other previous open market repurchases, as of June 30, 2025 and December 31, 2024, $129.7 million of the 2021 Senior Secured Notes remained outstanding and the effective interest rate was 12.09%.

The 2021 Senior Secured Notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with the Company’s affiliates, together with other financial covenants and public filings of the Company’s financial statements.

As of December 11, 2025, we were not in compliance with certain covenants under the indenture governing the 2021 Senior Secured Notes. In light of the delays in the filing of the Company’s annual financial statements on Form 10-K for the year ended December 31, 2024 and the interim financial statements on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, on September 30, 2025, the Company received a notice of default (the “Notice of Default”) from UMB Bank, N.A., as trustee (the “Trustee”) under that certain Indenture, dated as of December 20, 2021, between the Company, each of the

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
guarantors party thereto and the Trustee (“Indenture”), pertaining to the Company’s outstanding 2021 Senior Secured Notes. The Notice of Default provided that the Company was not in compliance under the terms of the Indenture as a result of the Company’s failure to timely provide the required quarterly and annual reports within the time periods required under the Exchange Act. Pursuant to the terms of the Indenture, the receipt of the Notice of Default will not result in an Event of Default (as such term is defined under the Indenture) unless the Company remains out of compliance with this reporting covenant for 120 days following receipt of the Notice of Default. Pursuant to the Indenture, the Company will be deemed to regain compliance with these reporting covenants if it provides all applicable delayed filings within 120 days of receipt of the Notice of Default. The filing of the Annual Report on Form 10-K on November 6, 2025 and the filing of the quarterly report ending March 31, 2025 constituted, and the filing of this quarterly report for the quarter ending June 30, 2025 will constitute compliance with a portion of the reporting covenant under the Indenture. When filed, the filing of the quarterly report for the quarter ending September 30, 2025 on Form 10-Q will complete the necessary steps in order to regain compliance with the terms of the Indenture.

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

Debt issuance costs incurred in connection with the 2021 Senior Secured Notes are capitalized and amortized to interest expense over the five-year term using the straight-line method, which approximates the effective interest method. Debt issuance costs are included as contra-liabilities in long-term debt. The 2021 Senior Secured Notes are classified as Level 2 financial instruments and the Company determined the fair value of the notes was $129.0 million as of June 30, 2025 based on secondary market quotes.

Amortization of debt issuance costs and accretion of debt discounts included in interest expense totaled $0.9 million and $0.8 million for the six months ended June 30, 2025 and 2024, respectively.

The following table outlines maturities of the principle related to the Company’s long-term debt as of June 30, 2025:

Amount
2025	$—
2026	129,671
Total	$129,671

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
8. Commitments and Contingencies

Legal Matters

The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course and conduct of its business and has certain unresolved claims pending, the outcomes of which are not determinable at this time. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters, other than as disclosed herein, is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of June 30, 2025. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, except as set forth herein, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss. The Company records legal fee expenses associated with such matters when the relevant services are provided.

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

Following receipt of the Notice, on September 1, 2025, the Company filed suit in the Court of Chancery of the State of Delaware, seeking injunctive and declaratory relief in relation to Tether’s breach of the Tether Agreements. On October 3, 2025, the Company filed a first amended complaint in the Court of Chancery of the State of Delaware alleging additional breaches of contract . On October 10, 2025, Tether filed counterclaims against Skillz, alleging: (1) breach of contract; (2) breach of implied covenant of good faith and fair dealing; (3) accounting; (4) unjust enrichment; (5) false designation of origin, false association, and/or unfair competition; and (6) violation of deceptive trade practice at, 6 Del. C. Section 2532. Tether alleges its damages exceed $1 million. On November 13, 2025, Skillz moved to dismiss the majority of Tether’s counterclaims.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Skillz motion to dismiss is set for hearing on January 23, 2026. A trial has been scheduled for Skillz’s affirmative claims against Tether and Tether’s counterclaims in August 2026 (see Note 14, Subsequent Events).

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

Termination of Operating Lease

In May 2019, the Company leased its former headquarters with a landlord, (the “Landlord”). From February 2024 to April 2025, the Landlord served demand letters and notices of default on the Company asserting that the Company failed to pay the lease obligations. In April 2025, the Company and the Landlord executed a settlement dismissing with prejudice the dispute and fully resolving the matter. In exchange for the mutual releases, the Company paid the Landlord a lump sum payment of $14.0 million to settle its operating lease liability. The Company recorded a loss on termination of the operating lease of $0.4 million representing the difference between the settlement amount and the carrying value of the lease obligation, which was recorded as a component of other (expense) income, net in the statement of operations for the year ended December 31, 2024.

Indirect Taxes

The Company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions. The Company has indirect tax liabilities totaling $15.4 million and $14.9 million as of June 30, 2025 and December 31, 2024, respectively, associated with indirect taxes based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. We recognize changes to our estimate if it is estimable and probable that our position would not be sustainable upon examination by taxing authorities. Although management believes our recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from that which our liabilities are based on. The Company’s application of the revenue code for indirect taxes in certain jurisdictions, including those within the United States, may be challenged by taxing authorities in those jurisdictions. The Company is in the process of filing self-disclosure returns in unregistered jurisdictions. Any associated assessments may result in additional tax liabilities. The Company does not currently anticipate that any such assessments will result in a material increase in the liabilities (see Note 2, Summary of Significant Accounting Policies).

The Company is currently undergoing an examination in the State of Washington regarding its indirect tax liability.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
9. Share Repurchase Program

On August 18, 2023, the Board authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company was authorized to repurchase, at any time or from time to time, but for a period no longer than one year from the date of authorization, shares of the Company’s Class A common stock up to an aggregate purchase price of $65.0 million. Such purchases may be made on the New York Stock Exchange or any other national securities exchange on which the common stock is then traded. The Share Repurchase Program is pursuant to a plan pursuant to Rule 10b5-1 promulgated under the Exchange Act and/or pursuant to accelerated share repurchase arrangements, tender offers, privately negotiated transactions or otherwise. On December 5, 2024, the Board reapproved the Share Repurchase Program and extended the expiration date until otherwise suspended, terminated or modified at any time for any reason by the Board.

In the six months ended June 30, 2025 and 2024, the Company repurchased 1.4 million and 1.8 million shares at a weighted average price of $5.39 and $5.99 per share for an aggregate value of $7.7 million and $10.8 million, respectively under the Share Repurchase Program.

10. Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenue	$—	$2	$3	$3
Research and development	250	182	499	329
Sales and marketing	690	1,787	1,872	3,798
General and administrative	3,422	5,462	7,538	12,043
Total stock-based compensation expense	$4,362	$7,433	$9,912	$16,173

For the three and six months ended June 30, 2025, $46.8 thousand and $142.6 thousand of stock-based compensation expense was capitalized as internally developed software and included in property and equipment, net. For the three and six months ended June 30, 2024, no stock based compensation expense was capitalized as internally developed software.

Stock Options and Restricted Stock Units

Stock option and RSU activity during the six months ended June 30, 2025 is as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding					Restricted Stock Outstanding
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2024	3,325,575	681,729	312.44	5.96	30	1,769,947	$10.52
Additional shares authorized	665,342	—	—				—
Granted	(418,983)	—	—			262,466	6.47
Exercised/Vested	—	—	—			(33)	—
Cancelled/Forfeited/Expired	95,047	(498)	23.02			(94,549)	6.59
Additional Shares Authorized and Balance Reconciliation Adjustments	(1,733,190)	—	—			—	—
Balance at June 30, 2025	1,933,791	681,231	312.65	6.41	49	1,937,831	$9.74

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

As of June 30, 2025, there were approximately 1.9 million shares of common stock available for future grants.

11. Income Taxes

The Company’s benefit from income taxes was $19.0 thousand for the three months ended June 30, 2025 and the Company’s provision for income tax was $73.0 thousand for the period in the prior year. The effective tax rate was 0.11% and 0.28% for the three months ended June 30, 2025 and 2024, respectively. The Company's provision for income taxes was $20.0 thousand and $111.0 thousand for the six months ended June 30, 2025 and 2024, respectively, which represented an effective tax rate of negative 0.06% and 19.58% for the respective periods. The Company has historically been in an overall loss position and is only subject to foreign and state taxes. The Company maintains a full valuation allowance for all its net deferred tax assets. The effective tax rates were less than the federal statutory rate of 21% primarily due to book losses, state taxes and equity award activity, mostly offset by a full valuation allowance on our deferred tax assets for the three and six months ended June 30, 2025 and 2024, respectively.

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

Skillz

Skillz is a leading eSports gaming platform. Its platform enables game developers to monetize their content through multi-player competition. By utilizing Skillz’ monetization services, developers can enhance their end-user experiences by enabling them to compete in head-to-head matches, live tournaments, and leagues while also increasing player retention through referral bonus programs, loyalty perks, on-system achievements, and rewards / prizes. Skillz provides its monetization services to developers via a downloadable SDK. The SDK integrates with developers’ existing games. Monetization services include end-user registration, player matching, fraud & fair play monitoring, and settlement for player billings and payouts. Skillz is headquartered in Las Vegas, NV with an office in Bangalore, India and a presence in San Francisco, CA.

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

The following tables provide summarized information about the Company’s operations by reportable segment and a reconciliation of Segment Adjusted EBITDA to net (loss) income in the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Skillz Segment	$19,365	$22,738	$36,958	$45,155
Aarki Segment	5,916	2,578	10,355	5,443
Elimination	(67)	(21)	(202)	(68)
Total Revenue	$25,214	$25,295	$47,111	$50,530

Segment Adjusted EBITDA
Skillz Segment	$(11,365)	$(10,465)	$(27,647)	$(26,157)
Aarki Segment	(62)	(2,107)	(1,036)	(4,151)
Total Segment Adjusted EBITDA	$(11,427)	$(12,572)	$(28,683)	$(30,308)

Items to reconcile Segment Adjusted EBITDA to Net (loss) income:
Interest (expense) income, net	$(1,321)	$334	$(2,392)	$447
Stock-based compensation	(4,362)	(7,433)	(9,912)	(16,173)
Change in fair value of warrant liability	—	2	—	11
Provision for income taxes	19	(73)	(20)	(111)
Depreciation and amortization	(194)	(403)	(361)	(798)
Gain from litigation settlement	—	46,000	7,500	46,000
Other (expense) income, net	(637)	190	(1,196)	254
Net (loss) income	$(17,922)	$26,045	$(35,064)	$(678)

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The following tables provide summarized information about the Company’s operations used by the CODM by reportable segment for the three and six months ended June 30, 2025 and 2024, respectively.

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
	Skillz Segment	Aarki Segment	Skillz Segment	Aarki Segment
Revenue	$19,365	$5,916	$36,958	$10,355
Less:
Cost of Revenue	2,098	1,052	4,076	2,028
End User Engagement Marketing	8,100		16,381
Paid Acquisition Spend	3,347		7,078
Headcount expenses	7,091		14,137
Consulting fees	1,366		2,580
Vendor/Software Expenses	2,590		6,288
Legal fees (non-litigation)	520		1,046
Litigation expenses	4,522		10,177
Office and operations expense	1,065		2,772
Aarki operating expenses		4,926		9,363
Other segment items	31		70
Total Operating Expenses	30,730	5,978	64,605	11,391
Segment Adjusted EBITDA	$(11,365)	$(62)	$(27,647)	$(1,036)

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
	Skillz Segment	Aarki Segment	Skillz Segment	Aarki Segment
Revenue	$22,738	$2,578	$45,155	$5,443
Less:
Cost of Revenue	1,943	983	3,986	1,828
End User Engagement Marketing	10,559		19,445
Paid Acquisition Spend	3,590		8,279
Headcount expenses	7,167		16,324
Consulting fees	1,259		2,756
Vendor/Software Expenses	3,300		6,747
Legal fees (non-litigation)	666		6,503
Litigation expenses	2,708		2,708
Office and operations expense	1,802		3,882
Aarki operating expenses		3,702		7,766
Other segment items	209		682
Total Operating Expenses	33,203	4,685	71,312	9,594
Segment Adjusted EBITDA	$(10,465)	$(2,107)	$(26,157)	$(4,151)

Transactions Between Segments

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Intercompany revenue was $67.0 thousand and $21.0 thousand for the three months ended September 30, 2025 and 2024, respectively and $202.0 thousand and $68.0 thousand for the six months ended June 30, 2025 and 2024, respectively .

Aarki and Skillz are party to an agreement whereby Aarki will reimburse Skillz for shared services on a monthly basis. The amount paid for the three and six months ended June 30, 2025 and 2024, were not material.

Capital Expenditures

Consolidated capital expenditures were $3.4 million and $0.9 million in the six months ended June 30, 2025 and 2024, respectively. Capital expenditures in 2025 consisted primarily of costs related capitalized costs to develop internal-use software by the Skillz segment. Capital expenditures in 2024 consisted primarily of property and equipment by the Skillz segment.

13. (Loss) Earnings Per Share

The Company computes (loss) earnings per share of the Class A common stock and Class B common stock using the two-class method required for participating securities. Basic and diluted (loss) earnings per share are the same for each class of common stock as they are entitled to the same liquidation and dividend rights. The effect of potentially dilutive common shares is reflected in diluted (loss) per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted (loss) earnings per Class A common stock and Class B common stock (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2024	2023
Numerator:
Net (loss) income	$(17,922)	$26,045	$(35,064)	$(678)
Denominator:
Weighted average shares outstanding	15,491,239	17,776,904	15,888,064	18,119,062
(Loss) earnings per share, basic	$(1.16)	$1.47	$(2.21)	$(0.04)

Numerator:
Net (loss) income	$(17,922)	$26,045	$(35,064)	$(678)
Denominator:
Weighted average shares outstanding	15,491,239	17,776,904	15,888,064	18,119,062
Dilutive impact of outstanding equity awards	—	302,406	—	—
Weighted average shares outstanding – diluted	15,491,239	18,079,310	15,888,064	18,119,062
(Loss) earnings per share, diluted	$(1.16)	$1.44	$(2.21)	$(0.04)

The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted (loss) earnings per share attributable to common stockholders for the periods presented (share numbers are not in thousands).

	As of June 30,
	2025	2024
Common stock warrants	226,786	226,786
Common stock options	681,231	673,421
Performance stock units	27,075	1,001,476
Restricted stock units	1,937,832	128,058
Total	2,872,924	2,029,741

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
14. Subsequent Events

For the purpose of the condensed consolidated financial statements as of June 30, 2025, the Company evaluated subsequent events for recognition and measurement purposes as of the filing date. Except as described elsewhere in these condensed consolidated financial statements, the Company has concluded that no events or transactions have occurred that require disclosure except as follows:

Recovery of Legal Settlement

After receiving a total of $9.8 million from the D&O insurance carrier of the Flying Eagle legal matter (see Note 8, Commitments and Contingencies) the Company, in July 2025, paid a settlement of $10.0 million on this matter which the court approved in September 2025.

Skillz v. Papaya Litigation

On October 28, 2025, the Judge denied Papaya’s motion for summary judgment as to Skillz’s claims against Papaya. The Court also denied Papaya’s motion to exclude Skillz’s survey and damages experts. On November 24, 2025, the Court granted Skillz’s motion for summary on Papaya’s remaining counterclaims and unclean hands defense. The court’s rulings on certain motions related to the admissibility of expert testimony remain pending (see Note 8, Commitments and Contingencies).

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

Following receipt of the Notice, on September 1, 2025, the Company filed suit in the Court of Chancery of the State of Delaware, seeking injunctive and declaratory relief in relation to Tether’s breach of the Tether Agreements. On October 3, 2025, the Company filed a first amended complaint in the Court of Chancery of the State of Delaware alleging additional breaches of contract. On October 10, 2025, Tether filed counterclaims against Skillz, alleging: (1) breach of contract; (2) breach of implied covenant of good faith and fair dealing; (3) accounting; (4) unjust enrichment; (5) false designation of origin, false association, and/or unfair competition; and (6) violation of deceptive trade practice at, 6 Del. C. Section 2532. Tether alleges its damages exceed $1 million. On November 13, 2025, Skillz moved to dismiss the majority of Tether’s counterclaims. Skillz motion to dismiss is set for hearing on January 23, 2026. A trial has been scheduled for Skillz’s affirmative claims against Tether and Tether’s counterclaims in August 2026 (see Note 8, Commitments and Contingencies).

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

Subsequent to June 30, 2025 through December 5, 2025, the Company has repurchased 0.2 million shares of its common stock under the Share Repurchase Program (see Note 9, Share Repurchase Program) at an average price of $5.79 per share for a total cost (including commission) of $1.2 million.

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

Pursuant to the Indenture, the Company will be deemed to regain compliance with these reporting covenants if it provides all applicable delayed filings within 120 days of receipt of the Notice of Default. The filing of the Annual Report on Form 10-K on November 6, 2025 and the filing of the quarterly report for the quarter ending March 31, 2025 constituted, and the filing of this quarterly report for the quarter ending June 30, 2025 will constitute compliance with a portion of reporting covenant under the Indenture. The filing of the Quarterly Reports on Form 10-Q constitutes compliance with the remaining portions of the reporting covenant under the Indenture and the Company is further taking the necessary steps to file its Quarterly Reports on Form 10-Q for the quarter ended September 30, 2025 as soon as practicable, in order to regain compliance with the terms of the Indenture.

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

User acquisition (“UA”) marketing is a sales and marketing expense to acquire new paying users to our platform. UA marketing spend during the six months ending June 30, 2025 was approximately $8.1 million, as compared to approximately $9.8 million in six months ending June 30, 2024. The reduction in UA marketing and engagement marketing expenses in fiscal year ending December 31, 2024 and the first six months of 2025 compared to prior periods has resulted in a substantial reduction in revenue and is expected to continue to result in a reduction in revenue.

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

We presented a compliance plan to the NYSE in September 2025 to request an additional extension period for continued listing of our Class A common stock on the NYSE (the “Additional Cure Period”) in order for us to complete and file our Annual Report on Form 10-K, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025, and any subsequent delinquent SEC quarterly filings (the Quarterly Reports on Form 10-Q together with our Annual Report on Form 10-K, collectively, the “Delayed Filings”), and regain compliance with the NYSE’s continued listing requirements. We worked diligently to file our Annual Report on Form 10-K for the year ended December 31, 2024 on November 6, 2025, the quarterly report for the quarter ended March 31, 2025 on December 11, 2025 and this filing of the quarterly report for the quarter ended June 30, 2025, which constitute compliance with a portion of NYSE’s continued listing requirements. When filed, the filing of the quarterly report for the quarter ending September 30, 2025 on Form 10-Q will complete the necessary steps in order to regain compliance with the NYSE.

On September 25, 2025, the NYSE granted our request for an Additional Cure Period and agreed to provide us with an extension to continue our listing on the NYSE through December 17, 2025, subject to ongoing reassessment by the NYSE and provided that we become current with our SEC filings by such date.

Papaya Litigation

On October 28, 2025, the court denied Papaya’s motion for summary judgment as to Skillz’s claims against Papaya. The Court also denied Papaya’s motion to exclude Skillz’s consumer and damages experts. On November 24, 2025, the Court granted Skillz’s motion for summary judgement on Papaya’s remaining counterclaims and unclean hands defense. The court’s rulings on certain motions related to the admission of expert testimony remain pending (see Note 8, Commitments and Contingencies).

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
•In connection with the Company’s De-SPAC litigation, Skillz filed suit against its insurance carrier for D&O insurance coverage and on January 17, 2025, the insurance carrier agreed to contribute a total of $9.8 million to the Company in connection with this matter’s settlement agreement. Of those funds $1.3 million was received in the quarter ending March 31, 2025 and was used to pay defense costs. During the quarter ended June 30, 2025, Skillz received the remaining $8.5 million. The parties involved with the De-SPAC litigation executed a term sheet to settle the action in principle for $10 million, subject to completing settlement documentation and obtaining court approval. As the successor to Flying Eagle, the defendant in the De-SPAC litigation, Skillz is obligated to indemnify and pay legal costs of the Individual D&O Defendants of Flying Eagle in their capacities as such in connection with this action and, as such recorded an expense of $10 million, offset by the insurance proceeds of $9.75 million, which is reflected in general and administrative expenses for the year ended December 31, 2024. The Company recorded the insurance recovery proceeds as an offset to general and administrative expenses for the year ended December 31, 2024.

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

Results of Operations

Comparison for the three months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		2025 to 2024 Change
	2025	2024	Increase/(Decrease)
			Amount	Percentage
Revenue	$25,214	$25,295	$(81)	—%
Costs and expenses:
Cost of revenue	3,220	3,346	(126)	(4)%
Research and development	4,840	4,272	568	13%
Sales and marketing	16,431	20,849	(4,418)	(21)%
General and administrative	16,706	17,236	(530)	(3)%
Gain from litigation settlement	—	(46,000)	46,000	(100)%
Total costs and expenses	41,197	(297)	41,494	(13971)%
(Loss) income from operations	(15,983)	25,592	(41,575)	(162)%
Interest (expense) income, net	(1,321)	334	(1,655)	(496)%
Change in fair value of common stock warrant liabilities	—	2	(2)	(100)%
Other (expense) income, net	(637)	190	(827)	(435)%
(Loss) income before income taxes	(17,941)	26,118	(44,059)	(169)%
(Benefit from) provision for income taxes	(19)	73	(92)	(126)%
Net (loss) income	$(17,922)	$26,045	$(43,967)	(169)%

Revenue

Revenue decreased by $0.1 million, or less than 0.1%, to $25.2 million in the three months ended June 30, 2025 from $25.3 million in the three months ended June 30, 2024. This was primarily due to lower tournament, services and other revenue of $3.5 million from our Skillz segment, mostly offset by higher advertising revenue of $3.4 million generated from our Aarki segment.

Cost of Revenue

Cost of revenue decreased by $0.1 million, or 4%, to $3.2 million for the three months ended June 30, 2025 from $3.3 million in the three months ended June 30, 2024. This was primarily due to a reduction in customer support costs of $0.2 million, partially offset by an increase payment processing and other costs of $0.1 million from our Skillz segment.

Research and Development

Research and development costs increased by $0.6 million, or 13%, to $4.8 million in the three months ended June 30, 2025 from $4.3 million in the three months ended June 30, 2024. This was primarily associated with higher research and development employee related costs of $1.0 million, partially offset by lower professional fees of $0.3 million from our Skillz segment.

Sales and Marketing

Sales and marketing costs decreased by $4.4 million, or 21%, to $16.4 million in the three months ended June 30, 2025 from $20.8 million in the three months ended June 30, 2024. This was primarily driven by lower marketing expenses of $3.1 million, payroll and related expenses of $0.8 million and software license costs, facilities allocation costs and professional fees of $0.4 million from our Skillz segment.

General and Administrative

General and administrative costs decreased by $0.5 million, or 3%, to $16.7 million in the three months ended June 30, 2025 from $17.2 million in the three months ended June 30, 2024. This was primarily related to lower employee related costs of

$1.7 million and reduced professional fees of $0.4 million, partially offset an increase in litigation and other related expenses of $1.6 million from our Skillz segment.

Gain from litigation settlement

The gain from litigation settlement of $46.0 million for the three months ended June 30, 2024 was related to the litigation settlement with AviaGames. from our Skillz segment. Refer to Note 8, Commitment and Contingencies, of the notes to the condensed consolidated financial statements for further discussion.

Interest (expense) income, net

Interest expense was $1.3 million for the three months ended June 30, 2025 compared to interest income of $0.3 million for the three months ended June 30, 2024. This was primarily due to lower interest income earned as the Company sold its marketable securities during the prior year period from our Skillz segment.

(Benefit from) provision for income taxes

The benefit from income taxes was $19.0 thousand in the three months ended June 30, 2025, as compared to the provision for income taxes of $73.0 thousand in the three months ended June 30, 2024. This was primarily due to a book loss, state taxes and equity awards activities, mostly offset by a full valuation allowance on our deferred tax assets.

Results of Operations

Comparison for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,		2025 to 2024 Change
	2025	2024	Increase/(Decrease)
			Amount	Percentage
Revenue	$47,111	$50,530	$(3,419)	(7)%
Costs and expenses:
Cost of revenue	6,184	6,798	(614)	(9)%
Research and development	9,658	8,896	762	9%
Sales and marketing	34,436	41,842	(7,406)	(18)%
General and administrative	35,789	40,273	(4,484)	(11)%
Gain from litigation settlement	(7,500)	(46,000)	38,500	(84)%
Total costs and expenses	78,567	51,809	26,758	52%
Loss from operations	(31,456)	(1,279)	(30,177)	2359%
Interest (expense) income, net	(2,392)	447	(2,839)	(635)%
Change in fair value of common stock warrant liabilities	—	11	(11)	(100)%
Other (expense) income, net	(1,196)	254	(1,450)	(571)%
Loss before income taxes	(35,044)	(567)	(34,477)	6081%
Provision for income taxes	20	111	(91)	(82)%
Net loss	$(35,064)	$(678)	$(34,386)	5072%

Revenue

Revenue decreased by $3.4 million, or 7%, to $47.1 million in the six months ended June 30, 2025 from $50.5 million in the six months ended June 30, 2024. This was primarily due to lower tournament, services and other revenue of $8.8 million, partially offset by higher services and other revenue of $0.3 million from our Skillz segment, mostly offset by higher advertising revenue of $5.0 million generated from our Aarki segment.

Cost of Revenue

Cost of revenue decreased by $0.6 million, or 9%, to $6.2 million for the six months ended June 30, 2025 from $6.8 million in the six months ended June 30, 2024. This was primarily due to a reduction in customer support costs of $0.5 million and payment processing and other costs of $0.1 million from our Skillz segment.

Research and Development

Research and development costs increased by $0.8 million, or 9%, to $9.7 million in the six months ended June 30, 2025 from $8.9 million in the six months ended June 30, 2024. This was primarily associated with higher research and development employee related costs of $1.4 million, partially offset by lower software license expenses and professional fees of $0.5 million from our Skillz segment.

Sales and Marketing

Sales and marketing costs decreased by $7.4 million, or 18%, to $34.4 million in the six months ended June 30, 2025 from $41.8 million in the six months ended June 30, 2024. This was primarily driven by lower marketing expenses of $4.5 million, payroll and related expenses of $2.1 million and software license costs, professional fees and facilities allocations of $0.8 million from our Skillz segment.

General and Administrative

General and administrative costs decreased by $4.5 million, or 11%, to $35.8 million in the six months ended June 30, 2025 from $40.3 million in the six months ended June 30, 2024. This was primarily related to lower employee related costs of $4.4 million from our Skillz segment.

Gain from litigation settlement

The gain from litigation settlement of $7.5 million and $46.0 million for the six months ended June 30, 2025 and 2024, respectively, was related to the litigation settlement with AviaGames from our Skillz segment. Refer to Note 8, Commitments and Contingencies, of the notes to the condensed consolidated financial statements for further discussion.

Interest (expense) income, net

Interest expense was $2.4 million for the six months ended June 30, 2025 compared to interest income of $0.4 million for the six months ended June 30, 2024. This was primarily due to lower interest income earned as the Company sold its marketable securities during the prior year period from our Skillz segment.

Provision for income taxes

Provision for income taxes decreased by $91.0 thousand to $20.0 thousand in the six months ended June 30, 2025, from $111.0 thousand in the six months ended June 30, 2024. This was primarily due to a book loss, state taxes and equity award activities, mostly offset by a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sales of capital stock. As of June 30, 2025, our principal sources of liquidity were our cash, cash equivalents and restricted cash in the amount of $238.7 million, which are primarily invested in money market funds and marketable securities with maturities of less than three months.

In December 2021, the Company offered $300 million in aggregate principal senior secured notes due 2026 in a private offering. The notes were sold in a private placement to qualified institutional buyers. Annual interest started to accrue from December 20, 2021 at a stated rate of 10.25% and is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The notes will mature on December 15, 2026. We used the net proceeds from the offering for general corporate purposes. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, make certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. After giving effect to 2023 and other previous open market repurchases of our senior secured notes, as of June 30, 2025, $129.7 million of the senior secured notes remained outstanding.

Other than as described below with respect to the Company’s noncompliance with certain reporting covenants under the indenture governing its senior secured notes, the Company has complied with debt covenant requirements that could have a material impact on debt classification in the event of non-compliance. In light of delays in the filing of our annual financial statements on our Form 10-K and the interim financial statements on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, the Company fell out of compliance with the reporting covenants under the indenture governing its senior secured notes that require the Company provide to the trustee and holders of the senior secured notes all quarterly and annual reports required to be filed with the SEC within the time periods specified under the Exchange Act. As such, on September 30, 2025, the Company received a notice of default from the trustee of the senior secured notes. The filing of the Company’s Annual Report on Form 10-K on November 6, 2025, the quarterly report for the quarter ending March 31, 2025 and this quarterly report for the quarter ending June 30, 2025 helped the Company restore compliance with a portion of this requirement. When filed, the filing of the quarterly report for the quarter ending September 30, 2025 on Form 10-Q will complete the necessary steps in order to regain compliance with the terms of the indenture governing the Company’s senior secured notes

Our existing liquidity resources are sufficient to continue operating activities for at least one year past the issuance date of the condensed consolidated financial statements. Our future cash requirements will depend on many factors, including our rate of revenue growth and the expansion of our sales and marketing activities. We also may invest in or acquire complementary businesses, applications or technologies.

The following table provides a summary of cash flow data (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash (used in) provided by operating activities	$(31,741)	$23,406
Net cash (used in) provided by investing activities	$(3,428)	$2,210
Net cash used in financing activities	$(8,097)	$(11,225)

Net Cash (Used In) Provided By Operating Activities

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

Net cash used in operating activities of $31.7 million for the six months ended June 30, 2025 primarily reflects a net loss of $35.1 million non-cash expenses of $9.9 million related to stock-based compensation, and net cash outflows of $7.9 million from changes in operating assets and liabilities from our Skillz and Aarki segments. During the six months ended September 30, 2025, $7.5 million was received from the litigation settlement with AviaGames from our Skillz segment.

Net Cash (Used In) Provided By Investing Activities

Net cash used in investing activities of $3.4 million for the six months ended June 30, 2025 was primarily driven by capitalization of software development costs of $1.6 million and purchases of property and equipment of $1.8 million from our Skillz segment.

Net Cash Used In Financing Activities

Net cash used in financing activities was $8.1 million for six months ended June 30, 2025, consisting primarily of the repurchase of common stock from our Skillz segment.

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations.

Leases

We have operating lease arrangements for office space, and finance lease agreements for certain network equipment. As of June 30, 2025, we had lease payment obligations of $0.3 million, of which $0.3 million is payable within 12 months.

Long-Term Debt

The Company’s long-term debt consists of the 2021 Senior Secured Notes. The total principal amount of $129.7 million, gross of discount and issuance costs of $3.1 million, is due on December 15, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms.

Based on the evaluation of our disclosure controls and procedures, our management has concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting during the second quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

The following table provides information about the purchases of our common stock made through the three months ended June 30, 2025:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
April 1, 2025 through April 30, 2025	335,975	4.42	335,975	$26.1
May 1, 2025 through May 31, 2025	207,608	5.92	207,608	$24.9
June 1, 2025 through June 30, 2025	41,941	6.29	41,941	$24.6
Total	585,524	5.08	585,524

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.1	Skillz Developer Terms and Conditions, dated May 1, 2025	10-K	10.26	11/6/2025
10.2	Offer Letter, dated June 21, 2025, between Skillz Inc. and Todd A. Valli	10-K	10.21	11/6/2025
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
**Submitted electronically with the report.
#Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLZ INC.

	By:	/s/ Gaetano Franceschi
Date: December 11, 2025	Name:	Gaetano Franceschi
	Title:	Chief Financial Officer