Form 10-Q
period 2025-09-30
Skillz Inc.
filed 2025-12-11
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

SKILLZ INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SKILLZ INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except for number of shares and par value per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$211,801	$271,923
Restricted cash	—	9,000
Accounts receivable, net of allowance for credit losses of $257 and $273 as of September 30, 2025 and December 31, 2024, respectively	14,264	4,890
Prepaid expenses and other current assets	7,052	17,342
Total current assets	233,117	303,155
Property and equipment, net	20,249	16,282
Operating lease right-of-use assets, net	1,196	308
Non-marketable equity securities	52,768	52,768
Restricted cash, non-current	1,000	1,000
Other non-current assets	915	755
Total assets	$309,245	$374,268
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,992	$9,799
Operating lease liabilities, current	454	1,544
Other current liabilities	45,498	54,564
Total current liabilities	53,944	65,907
Operating lease liabilities, non-current	743	9,338
Long-term debt, net	127,083	125,654
Other non-current liabilities	299	333
Total liabilities	182,069	201,232
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock $0.0001 par value; 31.3 million shares authorized; Class A common stock – 25.0 million shares authorized; 18.7 million and 18.7 million shares issued; 11.9 million and 13.3 million outstanding as of September 30, 2025 and December 31, 2024, respectively; Class B common stock – 6.3 million shares authorized; 3.4 million shares issued and outstanding as of September 30, 2025 and December 31, 2024	1	1
Additional paid-in capital	1,241,011	1,226,642
Accumulated deficit	(1,073,764)	(1,021,258)
Treasury stock at cost, $6.8 million and $5.4 million as of September 30, 2025 and December 31, 2024, respectively	(40,072)	(32,349)
Total stockholders’ equity	127,176	173,036
Total liabilities and stockholders’ equity	$309,245	$374,268

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited, in thousands, except for number of shares and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$27,374	$24,564	$74,485	$75,094
Costs and expenses:
Cost of revenue	3,355	3,373	9,539	10,171
Research and development	5,444	4,742	15,102	13,638
Sales and marketing	17,368	19,294	51,804	61,138
General and administrative	17,479	18,147	53,269	58,419
Gain from litigation settlement	—	—	(7,500)	(46,000)
Total costs and expenses	43,646	45,556	122,214	97,366
Loss from operations	(16,272)	(20,992)	(47,729)	(22,272)
Interest (expense) income, net	(1,560)	242	(3,952)	688
Change in fair value of common stock warrant liabilities	—	—	—	11
Other income (expense), net	430	(333)	(766)	(78)
Loss before income taxes	(17,402)	(21,083)	(52,447)	(21,651)
Provision for income taxes	40	32	59	142
Net loss	$(17,442)	$(21,115)	$(52,506)	$(21,793)
Loss per share:
Basic	$(1.14)	$(1.20)	$(3.35)	$(1.22)
Diluted	$(1.14)	$(1.20)	$(3.35)	$(1.22)
Weighted average shares outstanding:
Basic	15,308,114	17,531,790	15,692,623	17,928,062
Diluted	15,308,114	17,531,790	15,692,623	17,928,062

Other comprehensive income:
Change in unrealized gain on available-for-sale investments, net of tax	—	—	—	7
Total other comprehensive income	—	—	—	7
Total comprehensive loss	$(17,442)	$(21,115)	$(52,506)	$(21,786)
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except for number of shares)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2023	19,183,046	$1	2,314,908	$(13,000)	$1,197,963	$(7)	$(974,468)	$210,489
Issuance of common stock upon release of restricted stock units	64,020	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	566	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(229)	—	—	—	—	—	—	—
Shares repurchased by the Company and held as treasury stock	(1,209,549)	—	1,209,549	(6,956)	—	—	—	(6,956)
Other comprehensive income	—	—	—	—	—	6	—	6
Stock-based compensation	—	—	—	—	8,740	—	—	8,740
Net loss	—	—	—	—	—	—	(26,723)	(26,723)
Balance at March 31, 2024	18,037,854	$1	3,524,457	(19,956)	$1,206,703	$(1)	$(1,001,191)	$185,556
Shares repurchased by the Company and held as treasury stock	(589,721)	—	589,721	(3,814)	—	—	—	(3,814)
Stock issued under employee stock purchase plan	1,195	—	—	—	7	—	—	7
Other comprehensive income	—	—	—	—		1	—	1
Stock-based compensation	—	—	—	—	7,433	—	—	7,433
Net income	—	—	—	—	—	—	26,045	26,045
Balance at June 30, 2024	17,449,328	$1	4,114,178	$(23,770)	$1,214,143	—	$(975,146)	$215,228
Issuance of common stock upon release of restricted stock units	628,458	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	1,235	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(191,241)	—	—	—	(1,236)	—	—	(1,236)
Shares repurchased by the Company and held as treasury stock	(19,291)	—	19,291	(135)	—	—	—	(135)
Stock-based compensation	—	—	—	—	6,721	—	—	6,721
Net loss	—	—	—	—	—	—	(21,115)	(21,115)
Balance at September 30, 2024	17,868,489	$1	4,133,469	$(23,905)	$1,219,628	$—	$(996,261)	$199,463

Balance at December 31, 2024	16,736,904	$1	5,416,418	$(32,349)	$1,226,642	$—	$(1,021,258)	$173,036
Shares repurchased by the Company and held as treasury stock	(845,564)	—	845,564	(4,732)	—	—	—	(4,732)
Stock-based compensation	—	—	—	—	5,646	—	—	5,646
Net loss	—	—	—	—	—	—	(17,142)	(17,142)
Balance at March 31, 2025	15,891,340	$1	6,261,982	$(37,081)	$1,232,288	$—	$(1,038,400)	$156,808
Shares repurchased by the Company and held as treasury stock	(585,524)	—	585,524	(2,976)	—	—	—	(2,976)
Stock issued under employee stock purchase plan	4,411	—	—	—	24	—	—	24
Stock-based compensation	—	—	—	—	4,409	—	—	4,409
Net loss	—	—	—	—	—	—	(17,922)	(17,922)
Balance at June 30, 2025	15,310,227	$1	6,847,506	$(40,057)	$1,236,721	—	$(1,056,322)	$140,343
Shares repurchased by the Company and held as treasury shares	(2,134)	—	2,134	(15)	—	—	—	(15)
Stock-based compensation	—	—	—	—	4,290	—	0	4,290
Net loss	—	—	—	—	—	—	(17,442)	(17,442)
Balance at September 30, 2025	15,308,093	$1	6,849,640	$(40,072)	$1,241,011	$—	$(1,073,764)	$127,176

See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net loss	$(52,506)	$(21,793)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	585	1,188
Stock-based compensation	14,181	22,894
Accretion of unamortized debt discount and amortization of debt issuance costs	1,429	1,269
Change in fair value of common stock warrant liabilities	—	(11)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,374)	670
Prepaid expenses and other assets	10,130	3,588
Accounts payable	(1,807)	6,954
Operating lease liabilities	(10,573)	(1,062)
Other accruals and liabilities	(8,297)	(1,274)
Net cash (used in) provided by operating activities	(56,232)	12,423
Investing Activities
Purchases of property and equipment	(2,108)	(1,302)
Capitalization of software development costs	(2,615)	(15)
Purchases of marketable securities	—	(5)
Proceeds from sales of marketable securities	—	1,137
Net cash used in investing activities	(4,723)	(185)
Financing Activities
Principal payments on finance leases obligations	(444)	(682)
Repurchase of common stock	(7,723)	(10,905)
Payments to cover taxes upon exercise of stock options and issuance of common stock	—	(1,236)
Net cash used in financing activities	(8,167)	(12,823)
Net change in cash, cash equivalents and restricted cash	(69,122)	(585)
Cash, cash equivalents and restricted cash – beginning of year	281,923	312,028
Cash, cash equivalents and restricted cash – end of period	$212,801	$311,443
Supplemental cash flow data:
Cash paid during the period for:
Interest	$6,691	$6,726
Taxes	$53	$183
Noncash investing and financing activities:
Purchases of property and equipment included in accounts payable	$109	$246
Stock-based compensation capitalized in software development costs	$167	$—

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

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as determined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and pursuant to the regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The Company believes the disclosures made are adequate to make the information presented not misleading. The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and one subsidiary for which there is an immaterial noncontrolling interest at September 30, 2025. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Restricted cash of $1.0 million at September 30, 2025 was primarily associated with the cash required to be held by our financial institution. Restricted cash of $10.0 million at December 31, 2024 was primarily associated with the letter of credit for the Company’s former headquarters in San Francisco and cash required to be held by our financial institution.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets at September 30, 2025 and December 31, 2024 that sum to the total of these items reported in the condensed consolidated statements of cash flows for the nine months ended September 30, 2025:

	September 30,	December 31,
	2025	2024
Cash	$11,693	$19,975
Money market funds	200,108	251,948
Restricted cash classified as a current asset	—	9,000
Restricted cash classified as a non-current asset	1,000	1,000
Cash, cash equivalents and restricted cash	$212,801	$281,923

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, restricted cash, and marketable securities. Although the Company deposits its cash with multiple established financial institutions, the deposits, at times, may exceed federally insured limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. The Company limits the amount of credit exposure to any one issuer and monitors the financial condition of the financial institutions on a regular basis. At September 30, 2025, the Company had cash balances on deposit with various financial institutions that in the aggregate exceeded the federally insured limits in the amount of $209.9 million.

Accounts Receivable, Net

Accounts receivable, net, represents amounts recorded for programmatic media campaigns, net of an allowance for credit losses from our advertising revenue customers of our Aarki segment. The allowance for credit losses is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when there are specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. The Company’s provision and write-offs, net of recoveries for credit losses were not material in the three and nine months ended September 30, 2025 and

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
2024. The allowance for credit losses were $257.0 thousand and $273.0 thousand at September 30, 2025 and December 31, 2024, respectively.

Two customers of Aarki individually represented 10% or more of total accounts receivables as of September 30, 2025. The individual receivable balance of these customers were between 21% and 23% of the accounts receivable balance. Four customers of Aarki accounted for 10% or more of total accounts receivables as of December 31, 2024 and were between 10% and 18% of the accounts receivable balance.

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

Advertising and Promotional Expense

Advertising and promotional expenses are included in sales and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and are expensed when incurred. Advertising expenses, excluding marketing promotions related to the Company’s end-user incentive programs, were $4.4 million and $4.5 million for the three months ended September 30, 2025 and 2024, respectively, and $13.2 million and $15.0 million for the nine months ended September 30, 2025 and 2024, respectively.

User Acquisition

User acquisition (“UA”) marketing costs to acquire new paying users to the platform are presented in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. UA marketing costs were $4.3 million and $4.7 million for the three months ended September 30, 2025 and 2024, respectively, and $12.4 million and $14.5 million for the nine months ended September 30, 2025 and 2024, respectively.

Interest (Expense) Income, Net

Interest (expense) income, net, consisted of the following for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$(3,815)	$(3,771)	$(11,416)	$(11,320)
Interest income	2,255	4,013	7,464	12,008
Interest (expense) income, net	$(1,560)	$242	$(3,952)	$688

Indirect Tax Liabilities

The Company is subject to indirect taxes such as sales and use tax in the United States and value-added tax in certain foreign jurisdictions, respectively. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. The Company recognizes changes to its estimate if it is estimable and probable that its position would not be sustainable upon examination by taxing authorities. Although management believes the Company’s recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from that which its liabilities are based on. To the extent that final tax outcomes of these matters are different than the amounts recorded, such differences could have a material impact on the Company’s condensed consolidated financial statements as the Company records related tax reserves as a reduction in revenue, and

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
penalties and interest in general and administrative expenses. The Company recorded indirect tax liabilities of $14.6 million and $14.9 million at September 30, 2025 and December 31, 2024, respectively. See Note 8, Commitments and Contingencies.

401(k) Plan

The Company has a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings and receive a matching employer contribution of up to 3% of compensation not to exceed the maximum amount allowable. for the three months ended September 30, 2025 and 2024, respectively, the Company recognized an expense under this plan of $0.1 million and $0.1 million and for the nine months ended September 30, 2025 and 2024, respectively, the Company recognized an expense under this plan of $0.6 million and $0.3 million.

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

In November 2024, FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” and an issued amendment ASU 2025-01 in January 2025 that clarified the effective date. The new standard requires public entities to disclose disaggregated information about certain costs and expenses in the notes to their financial statements in both annual and interim filings. ASU 2024-03 is effective for financial statements issued for annual reporting periods beginning after December 15, 2026, with early adoption permitted and can be applied either prospectively or retrospectively. The Company is evaluating the disclosure requirements related to the new standard.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The update provides an optional practical expedient for estimating expected credit losses on current accounts receivable and contract assets arising from transactions under ASC 606. Under this expedient, entities may assume that current conditions at the balance sheet date remain unchanged over the remaining life of these assets. This ASU is effective with the Company’s 2026 reporting period and will be applied prospectively. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements or disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update modernizes the recognition and disclosure framework for internal-use software costs by eliminating the previous “development stage” model and introducing a more judgment based approach. Under the amended guidance, entities are required to begin capitalizing software costs when both of the following criteria are met: (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform its intended function. ASU 2025-06 is effective with the Company’s 2027 reporting period, with early adoption permitted. This ASU may be applied prospectively, retrospectively, or using a modified transition approach. The Company is currently evaluating the impact of this update on its financial statements and disclosures.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
3. Revenue

The following tables present the Company’s revenues, disaggregated by offering, geographical region, and reportable segment for the three and nine months ended September 30, 2025 and 2024. Revenue by geographical region is based on the location where the game developer or advertising customer is headquartered. Revenue is recognized net of any taxes from customers (e.g. sales and other indirect taxes), which are subsequently remitted to governmental entities. For more information on revenues presented by reportable segment, see Note 12, Segment Reporting.

	Three Months Ended September 30, 2025
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$20,200	$—	$—	$20,200
Advertising Revenue	—	6,939	—	6,939

Other Revenue:
Maintenance Fee Revenue	235	—	—	235
Total Revenue	$20,435	$6,939	$—	$27,374

United States	$19,066	$1,764	$—	$20,830
Other Countries	1,369	5,175	—	6,544
Total Revenue	$20,435	$6,939	$—	$27,374

	Three Months Ended September 30, 2024
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$20,909	$—	$—	$20,909
Advertising Revenue	—	3,111	(21)	3,090

Other Revenue:
Maintenance Fee Revenue	565	—	—	565
Total Revenue	$21,474	$3,111	$(21)	$24,564

United States	$19,950	$943	$(21)	$20,872
Other Countries	1,524	2,168	—	3,692
Total Revenue	$21,474	$3,111	$(21)	$24,564

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Nine Months Ended September 30, 2025
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$56,406	$—	$—	$56,406
Advertising Revenue	—	17,295	(202)	17,093

Other Revenue:
Maintenance Fee Revenue	986	—	—	986
Total Revenue	$57,392	$17,295	$(202)	$74,485

United States	$53,426	$5,018	$(202)	$58,242
Other Countries	3,966	12,277	—	16,243
Total Revenue	$57,392	$17,295	$(202)	$74,485

	Nine Months Ended September 30, 2024
	Skillz	Aarki	Elimination	Consolidated
Revenue From Customers:
Entry Fee Revenue	$64,841	$—	$—	$64,841
Advertising Revenue	—	8,533	(68)	8,465

Other Revenue:
Maintenance Fee Revenue	1,788	—	—	1,788
Total Revenue	$66,629	$8,533	$(68)	$75,094

United States	$62,829	$2,195	$(68)	$64,956
Other Countries	3,800	6,338	—	10,138
Total Revenue	$66,629	$8,533	$(68)	$75,094

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
Games provided by three developer partners accounted for 66% and 69% of the Company’s consolidated revenue for three and nine months ended September 30, 2025, respectively. Games provided by three developer partners accounted for 78% and 79% of the Company’s consolidated revenue for three and nine months ended September 30, 2024, respectively.

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
For the three and nine months ended September 30, 2025, the Company recognized a reduction of revenue of $0.5 million and $5.3 million, respectively, related to these end-user incentives. For the three and nine months ended September 30, 2024, the Company recognized a reduction of revenue of $3.2 million and $9.3 million, respectively, related to these end-user incentives.
For the three and nine months ended September 30, 2025, the Company recognized sales and marketing expense of $8.6 million and $26.2 million, respectively, related to these end-user incentives. For the three and nine months ended September 30, 2024, the Company recognized sales and marketing expense of $10.0 million and $28.4 million, respectively, related to these end-user incentives.

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

For performance obligations related to advertising revenue, customers are extended 30 day payment terms from completion of each month’s insertion order and no advertising revenue customers accounted for more than 5% of the Company’s revenue in either of three and nine months ended September 30, 2025 and 2024, respectively.

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

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Credit card processing reserve	$1,000	$1,000
Prepaid expenses	4,949	5,949
Other current assets	1,103	10,393
Prepaid expenses and other current assets	$7,052	$17,342

Property and Equipment, net

Property and equipment consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Land	$980	$980
Building	12,793	12,590
Capitalized internal-use software	9,605	9,128
Computer equipment and servers	2,756	1,797
Furniture and fixtures	378	363
Leasehold improvements	122	122
Construction in progress	5,399	2,507
Total property and equipment	32,033	27,487
Accumulated depreciation and amortization	(11,784)	(11,205)
Property and equipment, net	$20,249	$16,282

Property and equipment, net by geography was as follows:

	September 30,	December 31,
	2025	2024
United States	$19,855	$15,909
Other countries	394	373
Total	$20,249	$16,282

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Other Current Liabilities

Other current liabilities consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Indirect tax liabilities	$14,606	$14,932
End-user liability, net	6,657	6,900
Accrued publisher fees	5,934	2,527
Accrued compensation	4,964	2,592
Accrued operating expenses	3,751	7,933
Accrued interest expenses	3,877	554
Accrued legal expenses	3,085	15,244
Accrued sales and marketing expenses	1,324	1,832
Accrued developer revenue share	879	862
Short-term lease obligations	20	464
Other	401	724
Other current liabilities	$45,498	$54,564

Leases

In August 2025, the Company commenced an operating lease for office space in Bangalore, India. The following table provides information associated with this lease included in the condensed consolidated financial statements at September 30, 2025:

Right of use asset at inception of lease	$1,067
Right of use asset at September 30, 2025	$1,017
Operating lease costs	$71
Remaining lease term (in years)	2.8
Weighted average discount rate	11.5%
Future minimum lease payments	$1,235
Cash paid for operating lease	$44

Minimum payments of lease by year
2025 (remainder of year)	$93
2026	423
2027	449
2028	270
1,235
Less imputed interest	(191)
Present value of lease obligation	1,044
Present value of current lease obligation	(301)
Present value of long term lease obligation	$743

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
5. Fair Value Measurements

As of September 30, 2025 and December 31, 2024, the recorded values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.

Cash and money market funds are classified within Level 1 of the fair value hierarchy. Highly liquid investments such as commercial papers and corporate bonds are classified within Level 2 of the fair value hierarchy.

Assets measured at fair value on a recurring basis consisted of the following as of September 30, 2025 and December 31, 2024:

	Fair Value Measurements as of September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$200,108	$—	$—	$200,108
Total assets	$200,108	$—	$—	$200,108

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$251,948	$—	$—	$251,948
Total assets	$251,948	$—	$—	$251,948

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
Non-marketable equity securities are investments in privately held companies without readily determinable fair values. We have accounted for these investments using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded as its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. The carrying value of the Company’s investments without readily determinable fair values was $52.8 million as of September 30, 2025 and December 31, 2024, and was classified within “Non-marketable equity securities” in the condensed consolidated balance sheets.

The Company did not record any other adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative and did not recognize any gains or losses related to the sale of non-marketable equity securities in the nine months ended September 30, 2025 and 2024.

Investment Components

Investments consisted of the following as of September 30, 2025 and December 31, 2024:

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	As of September 30, 2025
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Money market funds	$200,108	$—	$—	$200,108	$200,108	$—	$—
Total investments	$200,108	$—	$—	$200,108	$200,108	$—	$—

	As of December 31, 2024
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Money market funds	$251,948	$—	$—	$251,948	$251,948	$—	$—
Total investments	$251,948	$—	$—	$251,948	$251,948	$—	$—

7. Long-Term Debt

Long-term debt consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
2021 Senior Secured Notes	$129,671	$129,671

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

Unamortized discount and issuance costs	(2,588)	(4,017)
Long-term debt, net	$127,083	$125,654

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

On April 13, 2023, the Company repurchased approximately $159.8 million of its senior secured notes. In connection with the repurchase, the Company’s recognized a gain on extinguishment of $15.2 million on the condensed consolidated statements of operations and comprehensive loss. The gain primarily reflected the payment discounts as the notes were redeemed for total consideration below the par value of the notes as well as the write-off of unamortized debt issuance costs and discounts.

After giving effect to the 2023 and other previous open market repurchases, as of September 30, 2025 and December 31, 2024, $129.7 million of the 2021 Senior Secured Notes remained outstanding and the effective interest rate was 12.09%.

The 2021 Senior Secured Notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with the Company’s affiliates, together with other financial covenants and public filings of the Company’s financial statements.

As of December 11, 2025, we were not in compliance with certain covenants under the indenture governing the 2021 Senior Secured Notes. In light of the delays in the filing of the Company’s annual financial statements on Form 10-K for the year ended December 31, 2024 and the interim financial statements on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, on September 30, 2025, the Company received a notice of default (the “Notice of Default”) from UMB Bank, N.A., as trustee (the “Trustee”) under that certain Indenture, dated as of December 20, 2021, between the Company, each of the guarantors party thereto and the Trustee (“Indenture”), pertaining to the Company’s outstanding 2021 Senior Secured Notes. The Notice of Default provided that the Company was not in compliance under the terms of the Indenture as a result of the Company’s failure to timely provide the required quarterly and annual reports within the time periods required under the Exchange Act. Pursuant to the terms of the Indenture, the receipt of the Notice of Default will not result in an Event of Default (as such term is defined under the Indenture) unless the Company remains out of compliance with this reporting covenant for 120 days following receipt of the Notice of Default. Pursuant to the Indenture, the Company will be deemed to regain compliance with these reporting covenants if it provides all applicable delayed filings within 120 days of receipt of the Notice of Default. The filing of the Annual Report on Form 10-K on November 6, 2025 and the filing of the quarterly reports ending March 31, 2025 and June 30, 2025 constituted, and the filing of this quarterly report for the quarter ending September 30, 2025 will constitute, compliance with the reporting covenant under the Indenture and will complete the necessary steps in order to regain compliance with the terms of the Indenture.

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
Debt issuance costs incurred in connection with the 2021 Senior Secured Notes are capitalized and amortized to interest expense over the five-year term using the straight-line method, which approximates the effective interest method. Debt issuance costs are included as contra-liabilities in long-term debt. The 2021 Senior Secured Notes are classified as Level 2 financial instruments and the Company determined the fair value of the notes was $130.0 million as of September 30, 2025 based on secondary market quotes.

Amortization of debt issuance costs and accretion of debt discounts included in interest expense totaled $1.4 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The following table outlines maturities of the principle related to the Company’s long-term debt as of September 30, 2025:

Amount
2025	$—
2026	129,671
Total	$129,671

8. Commitments and Contingencies

Legal Matters

The Company is a party to certain claims, suits, and proceedings which arise in the ordinary course and conduct of its business and has certain unresolved claims pending, the outcomes of which are not determinable at this time. The Company records a liability when it believes that it is probable that a loss will be incurred and the amount can be reasonably estimated. If the Company determines that a loss is reasonably possible and the loss or range of loss can be reasonably estimated, the Company discloses the possible loss or range of loss. In the Company’s opinion, resolution of pending matters, other than as disclosed herein, is not expected to have a material adverse impact on the results of operations, cash flows, or the Company’s financial position, as of September 30, 2025. Given the unpredictable nature of legal proceedings, there is a reasonable possibility that an unfavorable resolution of one or more such proceedings could in the future materially affect the results of operations, cash flows, or financial position in a particular period. However, based on the information known by the Company, except as set forth herein, any such amount is either immaterial or it is not possible to provide an estimated range of any such possible loss. The Company records legal fee expenses associated with such matters when the relevant services are provided.

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

During the year ended December 31, 2024, Skillz and Big Run collectively received $50.0 million from AviaGames pursuant to the settlement agreement. Of the $50.0 million received, Skillz received $48.0 million, $2.0 million of which was for settlement of the amount outstanding under the Loan and Security Agreement with Big Run. Of the $4.0 million allocated to Big Run under the Side Letter Agreement, Big Run received $2.0 million net of the settlement of the Loan and Security Agreement. Beginning in March of 2025, AviaGames is required to pay Skillz an additional $7.5 million annually over a four-year period as royalty payments for AviaGames’ license of the ’564 patent and its patent family; no portion of these payments are due to Big Run.

During the year ended December 31, 2024, the Company recorded a gain from Litigation settlement netting to $46 million consisting of the gross payment of $48.0 million less the $2.0 million received for satisfaction and settlement of the Loan and Security Agreement. The Company recorded the $7.5 million payments received in March 2025 and the amounts to be received in March 2026, 2027 and 2028 as a gain upon receipt of each payment.

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

Skillz vs. Papaya Gaming, Ltd., et al.

In March 2024, Skillz sued Papaya Gaming, Ltd. and Papaya Gaming, Inc. (collectively, “Papaya”) in the United States District Court for the Southern District of New York alleging false advertising under the Lanham Act and unfair business practices in connection with Papaya’s marketing of its mobile games as “fair” and “skill-based” despite Papaya’s deployment of algorithmic competitors (“bots”) in its games that win cash prizes for Papaya’s benefit. In June 2024, the Court denied Papaya’s motion to dismiss Skillz’s complaint in its entirety. In September 2024, Papaya filed amended counterclaims against Skillz alleging that Skillz also engaged in false advertising and unfair business practices for purportedly allowing bots in games on Skillz’s platform, defamation for Skillz’s alleged involvement in a non-profit organization that collected and published data related to customer complaints to state attorney generals related to Papaya’s and other companies’ alleged fraudulent bot use, and purported trademark and copyright infringement of design elements of certain games, among other things. In March 2025,

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
the Court dismissed Papaya’s defamation counterclaims and severed Papaya’s intellectual property claims. Following the Court’s rulings, Papaya voluntarily dismissed its intellectual claims against Skillz. The parties have completed discovery and have submitted to the Court summary judgment filings and motions to exclude various experts. The parties are awaiting the Court’s rulings (See Note 14, Subsequent Events) .

Lien, et al. v. Eagle Equity Partners II, LLC, et al.

On October 31, 2022, a class action was filed, Darcy Lien v. Eagle Equity Partners II, LLC, et al., Case No. 2022-0972-PAF, in the Delaware Court of Chancery against Eagle Equity Partners II, LLC and certain of the former officers and directors (the “Individual D&O Defendants”) of Flying Eagle Acquisition Corp. (“Flying Eagle”). This litigation does not name Skillz or any of Skillz’s current directors in their capacity as such. Plaintiffs allege that the Individual D&O Defendants (i) failed to exercise proper due diligence and process in connection with Flying Eagle’s transaction with Skillz and (ii) made misleading statements in Form S-4 filed with the U.S. Securities & Exchange Commission in connection with the transaction. Defendants filed their initial motion to dismiss on February 17, 2023. Plaintiffs then filed an amended complaint on April 12, 2023. Defendant’s motion to dismiss the amended complaint was filed on June 2, 2023. Plaintiff’s opposition was filed July 17, 2023, and defendant’s reply was filed August 21, 2023. Oral argument was held on the motion to dismiss on January 5, 2024, and on May 29, 2024 the court denied Defendants’ motion to dismiss. In November 2024, Skillz filed suit against its insurance carrier for D&O insurance coverage and on January 17, 2025, the insurance carrier agreed to pay a total of $9.8 million to the Company in connection with this matter’s settlement agreement. Of those funds, $1.3 million was received in the quarter ending March 31, 2025 and was used to pay for defense costs. During the quarter ended June 30, 2025, Skillz received the remaining $8.5 million. Following certain discovery, on March 27, 2025, the parties executed a term sheet to settle the action in principle for $10.0 million, subject to completing settlement documentation and obtaining court approval. On May 19, 2025, the parties executed a settlement stipulation, subject to Court approval. As the successor to Flying Eagle, Skillz is obligated to indemnify and pay legal costs of the Individual D&O Defendants of Flying Eagle in their capacities as such in connection with this action and, as such recorded an expense of $10.0 million, offset by the insurance proceeds of $9.8 million, which is reflected in general and administrative expenses for the year ended December 31, 2024.

Termination of Operating Lease

In May 2019, the Company leased its former headquarters with a landlord (the “Landlord”). From February 2024 to April 2025, the Landlord served demand letters and notices of default on the Company asserting that the Company failed to pay the lease obligations. In April 2025, the Company and the Landlord executed a settlement dismissing with prejudice the dispute and fully resolving the matter. In exchange for mutual releases, the Company paid the Landlord a lump sum payment of $14.0 million to settle its operating lease liability. The Company recorded a loss on termination of the operating lease of $0.4 million representing the difference between the settlement amount and the carrying value of the lease obligation which was recorded as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

Indirect Taxes

The Company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions. The Company has indirect tax liabilities totaling $14.6 million and $14.9 million as of September 30, 2025 and December 31, 2024, respectively, associated with indirect taxes based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. We recognize changes to our estimate if it is estimable and probable that our position would not be sustainable upon examination by taxing authorities. Although management believes our recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from that which our liabilities are based on. The Company’s application of the revenue code for indirect taxes in certain jurisdictions, including those within the United States, may be challenged by taxing authorities in those jurisdictions. The Company is in the process of filing self-disclosure returns in unregistered jurisdictions. Any associated assessments may result in additional tax liabilities. The Company does not currently anticipate that any such assessments will result in a material increase in the liabilities (see Note 2, Summary of Significant Accounting Policies).

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

In the nine months ended September 30, 2025 and 2024, the Company repurchased 1.4 million and 1.8 million shares at a weighted average price of $5.39 and $5.99 per share for an aggregate value of $7.7 million and $10.8 million, respectively under the Share Repurchase Program.

10. Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenue	$—	$4	$3	$7
Research and development	50	322	549	651
Sales and marketing	656	1,086	2,529	4,885
General and administrative	3,560	5,309	11,100	17,351
Total stock-based compensation expense	$4,266	$6,721	$14,181	$22,894

For the three and nine months ended September 30, 2025, $24.0 thousand and $166.6 thousand of stock-based compensation expense was capitalized as internally developed software and included in property and equipment, net. For the three and nine months ended September 30, 2024, no stock-based compensation expense was capitalized as internally developed software.

Stock Options and Restricted Stock Units

Stock option and RSU activity during the nine months ended September 30, 2025 is as follows (in thousands, except for share, per share, and contractual term data):

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Options Outstanding					Restricted Stock Outstanding
	Number of Shares Available for Issuance Under the Plan	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan shares outstanding	Weighted-Average Grant Date Fair Value per share
Balance at December 31, 2024	3,325,575	681,729	$312.44	5.96	30	1,769,947	$10.52
Additional shares authorized	665,342	—	—
Granted	(463,187)	—	—			219,526	6.74
Exercised/Vested	—	—	—			(33)	—
Cancelled/Forfeited/Expired	145,464	(498)	23.02			(144,966)	7.12
Additional Shares Authorized and Balance Reconciliation Adjustments	(1,733,190)	—	—			—	—
Balance at September 30, 2025	1,940,004	681,231	$312.65	5.21	24	1,844,474	$9.89

As of September 30, 2025, there were approximately 1.9 million shares of common stock available for future grants.

11. Income Taxes

The Company’s provision for income taxes was $40.0 thousand and $32.0 thousand for the three months ended September 30, 2025 and 2024, respectively, which represented an effective tax rate of negative 0.23% and 0.15% for the respective periods. The Company's provision for income taxes was $59.0 thousand and $142.0 thousand to continuing operations for the nine months ended September 30, 2025 and 2024, respectively, which represented an effective tax rate of negative 0.11% and 0.66%, respectively. The effective tax rates were less than the federal statutory rate of 21% primarily due to book losses, state taxes and equity award activities, mostly offset by a full valuation allowance on our deferred tax assets for the three and nine months ended September 30, 2025 and 2024, respectively.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA” or the “Act”) was signed into law, enacting significant changes to U.S. federal tax regulations. In accordance with Accounting Standards Codification 740 (“ASC 740”), Income Taxes, the effects of new tax legislation are required to be recognized in the period of enactment, which for the Company is the quarter ended September 30, 2025. The total net impact of the tax law changes on the income tax provision for the three and nine months ended September 30, 2025, was not material. A discrete adjustment of approximately $866 thousand was made to the existing deferred tax assets and deferred tax liability that were fully offset by an adjustment to the valuation allowance on our deferred tax assets. OBBBA adjustments impacting these deferred balances relate to the restoration of bonus depreciation for qualifying assets and the inclusion of Section 174A which allows taxpayers to fully expense domestic research expenditures.

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

The following tables provide summarized information about the Company’s operations by reportable segment and a reconciliation of Segment Adjusted EBITDA to net loss in the three and nine months ended September 30, 2025 and 2024.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Skillz Segment	$20,435	$21,474	$57,392	$66,629
Aarki Segment	6,939	3,111	17,295	8,533
Elimination	—	(21)	(202)	(68)
Total Revenue	$27,374	$24,564	$74,485	$75,094

Segment Adjusted EBITDA
Skillz Segment	$(12,098)	$(12,261)	$(39,743)	$(38,256)
Aarki Segment	316	(1,621)	(720)	(5,934)
Total Segment Adjusted EBITDA	$(11,782)	$(13,882)	$(40,463)	$(44,190)

Items to reconcile Segment Adjusted EBITDA to Net loss:
Interest (expense) income, net	$(1,560)	$242	$(3,952)	$688
Stock-based compensation	(4,266)	(6,721)	(14,181)	(22,894)
Change in fair value of warrant liability	—	—	—	11
Provision for income taxes	(40)	(32)	(59)	(142)
Depreciation and amortization	(224)	(389)	(585)	(1,188)
Gain from litigation settlement	—	—	7,500	46,000
Other income (expense), net	430	(333)	(766)	(78)
Net loss	$(17,442)	$(21,115)	$(52,506)	$(21,793)

The following tables provide summarized information about the Company’s operations used by the CODM by reportable segment for the three and nine months ended September 30, 2025 and 2024, respectively.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
	Skillz Segment	Aarki Segment	Skillz Segment	Aarki Segment
Revenue	$20,435	$6,939	$57,392	$17,295
Less:
Cost of Revenue	2,079	1,206	6,218	3,321
End User Engagement Marketing	8,568		24,948
Paid Acquisition Spend	4,156		11,235
Headcount expenses	6,914		21,051
Consulting fees	1,560		4,140
Vendor/Software Expenses	2,496		8,785
Legal fees (non-litigation)	578		1,624
Litigation expenses	4,393		14,570
Office and operations expense	1,075		1,075
Aarki operating expenses		5,417		14,694
Other segment items	714		3,489
Total Operating Expenses	32,533	6,623	97,135	18,015
Segment Adjusted EBITDA	$(12,098)	$316	$(39,743)	$(720)

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
	Skillz Segment	Aarki Segment	Skillz Segment	Aarki Segment
Revenue	$21,474	$3,111	$66,629	$8,533
Less:
Cost of Revenue	1,936	1,010	5,921	2,861
End User Engagement Marketing	10,198		29,644
Paid Acquisition Spend	3,813		12,093
Headcount expenses	7,358		23,679
Consulting fees	1,437		4,194
Vendor/Software Expenses	3,825		10,572
Legal fees (non-litigation)	38		6,541
Litigation expenses	3,478		6,187
Office and operations expense	1,532		5,414
Aarki operating expenses		3,722		$11,606
Other segment items	120		640
Total Operating Expenses	33,735	4,732	104,885	14,467
Segment Adjusted EBITDA	$(12,261)	$(1,621)	$(38,256)	$(5,934)

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Transactions Between Segments

Intercompany revenue was $21.0 thousand for the three months ended September 30 2024 and $202.0 thousand and $68.0 thousand for the nine months ended September 30, 2025 and 2024, respectively. There was no intercompany revenue for the three months ended September 30, 2025.

Aarki and Skillz are party to an agreement whereby Aarki will reimburse Skillz for shared services on a monthly basis. The amount paid for the three and nine months ended September 30, 2025 and 2024 were not material.

Capital Expenditures

Consolidated capital expenditures were $4.7 million and $1.3 million in the nine months ended September 30, 2025 and 2024, respectively. Capital expenditures in 2025 consisted primarily of costs related capitalized costs to develop internal-use software by the Skillz segment. Capital expenditures in 2024 consisted primarily of property and equipment by the Skillz segment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(17,442)	$(21,115)	$(52,506)	$(21,793)
Denominator:
Weighted average shares outstanding - basic and diluted	15,308,114	17,531,790	15,692,623	17,928,062
Loss per share, basic and diluted	$(1.14)	$(1.20)	$(3.35)	$(1.22)

The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands).

	As of September 30,
	2025	2024
Common stock warrants	226,786	226,786
Common stock options	681,231	673,421
Performance stock units	18,724	1,001,476
Restricted stock units	1,844,474	128,058
Total	2,771,215	2,029,741

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
14. Subsequent Events

For the purpose of the condensed consolidated financial statements as of September 30, 2025, the Company evaluated subsequent events for recognition and measurement purposes as of the filing date. Except as described elsewhere in these condensed consolidated financial statements, the Company has concluded that no events or transactions have occurred that require disclosure except as follows:

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

Skillz v. Tether Litigation

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

Subsequent to September 30, 2025 through December 5, 2025, the Company has repurchased 0.2 million shares of its common stock under the Share Repurchase Program (see Note 9, Share Repurchase Program) at an average price of $5.78 per share for a total cost (including commission) of $1.2 million.

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

User acquisition (“UA”) marketing is a sales and marketing expense to acquire new paying users to our platform. UA marketing spend for the nine months ended September 30, 2025 was approximately $12.4 million, as compared to approximately $14.1 million in the nine months ended September 30, 2024. The reduction in UA marketing and engagement marketing expenses in fiscal year ending December 31, 2024 and the first nine months of 2025 compared to prior periods has resulted in a substantial reduction in revenue and is expected to continue to result in a reduction in revenue.

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

Extension for Continued Listing on the New York Stock Exchange

On April 2, 2025, we received a notice from the NYSE indicating that we are not in compliance with the NYSE’s continued listing requirements under the timely filing criteria outlined in Section 802.01E of the NYSE Listed Company Manual as a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2024. The NYSE informed us that, under the NYSE’s rules, we had six months to file our Annual Report on Form 10-K with the U.S. Securities and Exchange Commission (the “SEC”) and that the NYSE will continue to list our shares on the NYSE provided that we regain compliance with Section 802.01E within the initial six-month cure period.

We presented a compliance plan to the NYSE in September 2025 to request an additional extension period for continued listing of our Class A common stock on the NYSE (the “Additional Cure Period”) in order for us to complete and file our Annual Report on Form 10-K, and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2025 and June 30, 2025, and any subsequent delinquent SEC quarterly filings (the Quarterly Reports on Form 10-Q together with our Annual Report on Form 10-K, collectively, the “Delayed Filings”), and regain compliance with the NYSE’s continued listing requirements. We worked diligently to file our Annual Report on Form 10-K for the year ended December 31, 2024 on November 6, 2025, the quarterly reports for the quarters ended March 31, 2025 and June 30, 2025 on December 11, 2025 and this filing of the quarterly report for the quarter ended September 30, 2025, which constitute compliance with NYSE’s continued listing requirements and completes the necessary steps in order to regain compliance with the NYSE.

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

Items Impacting Comparability of Results of Operations and Financial Condition

Our condensed consolidated financial statements included in this report reflect the following additional items impacting the comparability of results of operations and financial condition:

•A vendor and the Company settled a dispute March 2025. In exchange for mutual releases of all claims, the Company paid the vendor $2.75 million in March 2025, $2.75 million of which has been accrued for in fiscal year 2024.
•A vendor and the Company agreed to mediate a dispute that resulted in a settlement where the Company agreed to pay the vendor $533 thousand in June 2025, which represented the past due balances for year one and year two of the agreement that were fully accrued as of December 31, 2024.
•The Company and a lessor of its former headquarters in San Francisco mutually agreed to terminate a lease. In exchange for the mutual releases, the Company paid the lessor a lump sum payment of $14.0 million in April 2025. The loss on termination of the operating lease of $0.4 million represented the difference between the settlement amount and the carrying value of the lease obligation and was recorded during the fiscal year 2024.
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
•In connection with the Company’s De-SPAC litigation, Skillz filed suit against its insurance carrier for D&O insurance coverage and on January 17, 2025, the insurance carrier agreed to contribute a total of $9.8 million to the Company in connection with this matter’s settlement agreement. Of those funds, $1.3 million was received in the quarter ending March 31, 2025 and was used to pay defense costs. During the quarter ended June 30, 2025, Skillz received the remaining $8.5 million. The parties involved with the De-SPAC litigation executed a term sheet to settle the action in principle for $10.0 million, subject to completing settlement documentation and obtaining court approval. As the successor to Flying Eagle, the defendant in the De-SPAC litigation, Skillz is obligated to indemnify and pay legal costs of the Individual D&O Defendants of Flying Eagle in their capacities as such in connection with this action and, as such recorded an expense of $10.0 million, offset by the insurance proceeds of $9.8 million, which is reflected in general and administrative expenses for the year ended December 31, 2024. The Company recorded the insurance recovery proceeds as an offset to general and administrative expenses for the year ended December 31, 2024.

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

Results of Operations

Comparison for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		2025 to 2024 Change
	2025	2024	Increase/(Decrease)
			Amount	Percentage
Revenue	$27,374	$24,564	$2,810	11%
Costs and expenses:
Cost of revenue	3,355	3,373	(18)	(1)%
Research and development	5,444	4,742	702	15%
Sales and marketing	17,368	19,294	(1,926)	(10)%
General and administrative	17,479	18,147	(668)	(4)%
Total costs and expenses	43,646	45,556	(1,910)	(4)%
Loss from operations	(16,272)	(20,992)	4,720	22%
Interest (expense) income, net	(1,560)	242	(1,802)	(745)%
Other income (expense), net	430	(333)	763	229%
Loss before income taxes	(17,402)	(21,083)	3,681	17%
Provision for income taxes	40	32	8	25%
Net loss	$(17,442)	$(21,115)	$3,673	17%

Revenue

Revenue increased by $2.8 million, or 11%, to $27.4 million in the three months ended September 30, 2025 from $24.6 million in the three months ended September 30, 2024. This was primarily due to higher advertising revenue of $3.8 million generated by our Aarki segment, partially offset by lower tournament services and other revenue of $1.0 million from our Skillz segment.

Cost of Revenue

Cost of revenue was relatively consistent for the three months ended September 30, 2025 and 2024.

Research and Development

Research and development costs increased by $0.7 million, or 15%, to $5.4 million in the three months ended September 30, 2025 from $4.7 million in the three months ended September 30, 2024. This was primarily driven by a $1.0 million increase in research and development employee related costs, partially offset by lower server and software license expenses of $0.3 million from our Skillz segment.

Sales and Marketing

Sales and marketing costs decreased by $1.9 million, or 10%, to $17.4 million in the three months ended September 30, 2025 from $19.3 million in the three months ended September 30, 2024. This was primarily driven by lower marketing expenses of $1.8 million and a reduction in employee related costs of $0.3 million from our Skillz segment.

General and Administrative

General and administrative costs decreased by $0.6 million, or 3%, to $17.5 million in the three months ended September 30, 2025 from $18.1 million in the three months ended September 30, 2024. This was primarily driven by lower professional fees of $0.6 million from our Skillz segment.

Interest (expense) income, net

Interest expense was $1.6 million for the three months ended September 30, 2025 compared to interest income of $0.2 million for the three months ended September 30, 2024. This was primarily related to lower interest income earned as the Company held less interest bearing investments in the three months ended September 30, 2025 compared to the prior year period from our Skillz segment.

Provision for income taxes

The provision for income taxes increased by $8.0 thousand to $40.0 thousand in the three months ended September 30, 2025, from $32.0 thousand in the three months ended September 30, 2024. This was primarily due to a book loss, state taxes and equity award activities, mostly offset by a full valuation allowance on our deferred tax assets.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA” or the “Act”) was signed into law, enacting significant changes to U.S. federal tax regulations. In accordance with Accounting Standards Codification 740 (“ASC 740”), Income Taxes, the effects of new tax legislation are required to be recognized in the period of enactment, which for the Company, a calendar-year entity, is the quarter ended September 30, 2025. The total net impact of the tax law changes on the income tax provision for the three and nine months ended September 30, 2025, was not material. A discrete adjustment of approximately $866 thousand was made to the existing deferred tax assets and deferred tax liability that were fully offset by an adjustment to the valuation allowance on our deferred tax assets. OBBBA adjustments impacting these deferred balances relate to the restoration of bonus depreciation for qualifying assets and the inclusion of Section 174A which allows taxpayers to fully expense domestic research expenditures.

Results of Operations

Comparison for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,		2025 to 2024 Change
	2025	2024	Increase/(Decrease)
			Amount	Percentage
Revenue	$74,485	$75,094	$(609)	(1)%
Costs and expenses:
Cost of revenue	9,539	10,171	(632)	(6)%
Research and development	15,102	13,638	1,464	11%
Sales and marketing	51,804	61,138	(9,334)	(15)%
General and administrative	53,269	58,419	(5,150)	(9)%
Gain from litigation settlement	(7,500)	(46,000)	38,500	(84)%
Total costs and expenses	122,214	97,366	24,848	26%
Loss from operations	(47,729)	(22,272)	(25,457)	114%
Interest (expense) income, net	(3,952)	688	(4,640)	(674)%
Change in fair value of common stock warrant liabilities	—	11	(11)	(100)%
Other income (expense), net	(766)	(78)	(688)	882%
Loss before income taxes	(52,447)	(21,651)	(30,796)	142%
Provision for income taxes	59	142	(83)	(58)%
Net loss	$(52,506)	$(21,793)	$(30,713)	141%

Revenue

Revenue decreased by $0.6 million, or 1%, to $74.5 million in the nine months ended September 30, 2025 from $75.1 million in the nine months ended September 30, 2024. This was primarily due to lower tournament, services and other revenue of $9.5 million from our Skillz segment, mostly offset by higher advertising revenue of $8.9 million generated from our Aarki segment.

Cost of Revenue

Cost of revenue decreased by $0.6 million, or 6%, to $9.5 million for the nine months ended September 30, 2025 from $10.2 million in the nine months ended September 30, 2024. This was primarily due to a reduction of customer support personnel costs of $0.8 million, partially offset by server and other costs of $0.2 million from our Skillz segment.

Research and Development

Research and development costs increased by $1.5 million, or 11%, to $15.1 million in the nine months ended September 30, 2025 from $13.6 million in the nine months ended September 30, 2024. This was primarily associated with higher research and development employee related costs of $2.4 million, partially offset by lower server and software license expenses of $0.4 million and professional fees and facilities allocation of $0.4 million, respectively from our Skillz segment.

Sales and Marketing

Sales and marketing costs decreased by $9.3 million, or 15%, to $51.8 million in the nine months ended September 30, 2025 from $61.1 million in the nine months ended September 30, 2024. This was primarily driven by lower marketing expenses of $6.3 million, employee related expenses of $2.4 million, software, facilities, professional fees and other expenses of $0.7 million from our Skillz segment.

General and Administrative

General and administrative costs decreased by $5.2 million, or 9%, to $53.3 million in the nine months ended September 30, 2025 from $58.4 million in the nine months ended September 30, 2024. This was primarily related to lower employee related costs of $6.3 million and marketing related expenses of $0.5 million, partially offset by higher other general and administrative expenses of $1.6 million from our Skillz segment.

Gain from litigation settlement

The gain from litigation settlement of $7.5 million and $46.0 million for the nine months ended September 30, 2025 and 2024, respectively, was related to the litigation settlement with AviaGames from our Skillz segment. Refer to Note 8, Commitments and Contingencies, of the notes to the condensed consolidated financial statements for further discussion.

Interest (expense) income, net

Interest expense was $4.0 million for the nine months ended September 30, 2025 compared to interest income of $0.7 million for the nine months ended September 30, 2024. This was primarily due to lower interest income earned as the Company held less interest bearing investments in the nine months ended September 30, 2025 compared to the prior year period from our Skillz segment.

Provision for income taxes

Provision for income taxes decreased by $83.0 thousand to $59.0 thousand in the nine months ended September 30, 2025, from $142.0 thousand in the nine months ended September 30, 2024. This was primarily due to a book loss, state taxes and equity award activities, mostly offset by a full valuation allowance on our deferred tax assets.

On July 4, 2025, the “One Big Beautiful Bill Act” (“OBBBA” or the “Act”) was signed into law, enacting significant changes to U.S. federal tax regulations. In accordance with Accounting Standards Codification 740 (“ASC 740”), Income Taxes, the effects of new tax legislation are required to be recognized in the period of enactment, which for the Company, is the quarter ended September 30, 2025. The total net impact of the tax law changes on the income tax provision for the three and nine months ended September 30, 2025, was not material. A discrete adjustment of approximately $866 thousand was made to the existing deferred tax assets and deferred tax liability that were fully offset by an adjustment to the valuation allowance on our deferred tax assets. OBBBA adjustments impacting these deferred balances relate to the restoration of bonus depreciation for qualifying assets and the inclusion of 174A which allows taxpayers to fully expense domestic research expenditures.

Liquidity and Capital Resources

Since inception, we have financed our operations primarily from the sales of capital stock. As of September 30, 2025, our principal sources of liquidity were our cash, cash equivalents and restricted cash in the amount of $212.8 million, which are primarily invested in money market funds and marketable securities with maturities of less than three months.

In December 2021, the Company offered $300 million in aggregate principal senior secured notes due 2026 in a private offering. The notes were sold in a private placement to qualified institutional buyers. Annual interest started to accrue from December 20, 2021 at a stated rate of 10.25% and is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The notes will mature on December 15, 2026. We used the net proceeds from the offering for general corporate purposes. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, make certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. After giving effect to the 2023 and other previous open market repurchases of our senior secured notes, as of September 30, 2025, $129.7 million of the senior secured notes remained outstanding.

Other than as described below with respect to the Company’s noncompliance with certain reporting covenants under the indenture governing its senior secured notes, the Company has complied with debt covenant requirements that could have a material impact on debt classification in the event of non-compliance. In light of delays in the filing of our annual financial statements on our Form 10-K and the interim financial statements on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, the Company fell out of compliance with the reporting covenants under the indenture governing its senior secured notes that require the Company provide to the trustee and holders of the senior secured notes all quarterly and annual reports required to be filed with the SEC within the time periods specified under the Exchange Act. As such, on September 30, 2025, the Company received a notice of default from the trustee of the senior secured notes. The filing of the Company’s Annual Report on Form 10-K of November 6, 2025, the quarterly reports for the quarters ending March 31, 2025 and June 30, 2025 and this quarterly report for the quarter ending September 30, 2025 helped the Company restore compliance with this requirement and completes the necessary steps in order to regain compliance with the terms of the indenture governing the Company’s senior secured notes.

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

The following table provides a summary of cash flow data (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash (used in) provided by operating activities	$(56,232)	$12,423
Net cash used in investing activities	$(4,723)	$(185)
Net cash used in financing activities	$(8,167)	$(12,823)

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

Net cash used in operating activities of $56.2 million for the nine months ended September 30, 2025 primarily reflected a net loss of $52.5 million, non-cash expenses of $14.2 million related to stock-based compensation, and net cash inflows of $19.9 million from changes in operating assets and liabilities from our Skillz and Aarki segments. During the nine months ended September 30, 2025, $7.5 million was received from the litigation settlement with AviaGames from our Skillz segment.

Net Cash Used In Investing Activities

Net cash used in investing activities of $4.7 million, for the nine months ended September 30, 2025, was primarily driven by capitalization of software development costs of $2.6 million and purchases of property and equipment of $2.1 million, respectively from our Skillz segment.

Net Cash Used In Financing Activities

Net cash used in financing activities was $8.2 million for nine months ended September 30, 2025, consisting primarily of the repurchase of common stock from our Skillz segment.

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations.

Leases

We have operating lease arrangements for office space, and finance lease agreements for certain network equipment. As of September 30, 2025, we had lease payment obligations of $1.3 million, of which $0.4 million is payable within 12 months.

Long-Term Debt

The Company’s long-term debt consists of the 2021 Senior Secured Notes. The total principal amount of $129.7 million, gross of discount and issuance costs of $2.6 million, is due on December 15, 2026.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms.

Based on the evaluation of our disclosure controls and procedures, our management has concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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
•Management will continue to make strategic investments in qualified personnel, external consultants, and together with deploying available tools and systems to streamline and automate the execution and documentation of internal controls throughout the Company; and
•Management will continue to engage, educate and train personnel, including external consultants, throughout the Company on the importance of documenting and following internal controls.

Changes in Internal Control over Financial Reporting

Except as noted above, there was no change in our internal control over financial reporting during the third quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Refer to Note 8, “Commitments and Contingencies,” and Note 14, “Subsequent Events” in this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases

The following table provides information about the purchases of our common stock made through the three months ended September 30, 2025:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
July 1, 2025 through July 31, 2025	2,134	$6.82	2,134	$24.6
August 1, 2025 through August 31, 2025	—	—	—	$24.6
September 1, 2025 through September 30, 2025	—	—	—	$24.6
Total	2,134	$6.82	2,134

(a) In August 2023, our Board of Directors approved a share repurchase authorization for up to $65.0 million of our common stock. The share repurchase authorization had a term of 12 months and was permitted to be suspended or discontinued by our Board of Directors at any time. On December 5, 2024, our Board of Directors re-approved the Company’s share repurchase program, pursuant to which the Company is authorized to purchase up to $41.1 million of its Class A Common Stock remaining under the Company’s legacy repurchase program and extended the expiration date until otherwise suspended, terminated or modified an any time for any reason by the Board.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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