Form 10-K
period 2025-12-31
Skillz Inc.
filed 2026-03-31
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025 was approximately $80.3 million based on the closing price of such common equity on the New York Stock Exchange on such date.

As of March 27, 2026, the registrant had outstanding 12,170,492 shares of Class A common stock, par value $0.0001, and 3,430,063 shares of Class B common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2025 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be a part of this Annual Report on Form 10-K.

SKILLZ INC.

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This annual report contains forward-looking statements regarding, among other things, the plans, strategies and prospects, both business and financial, of Skillz Inc. (“Skillz”). These statements are based on the beliefs and assumptions of the management of Skillz. We also may provide forward-looking statements in oral statements or other written materials released to the public. Although Skillz believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, Skillz cannot assure you that it will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions. Generally, statements that are not historical facts, including statements concerning possible or assumed future actions, business strategies, events or results of operations, are forward-looking statements. These statements may be preceded by, followed by or include the words “believes”, “estimates”, “expects”, “projects”, “forecasts”, “may”, “will”, “should”, “seeks”, “plans”, “scheduled”, “anticipates”, “intends” or similar expressions and the negatives of these words. Forward-looking statements contained in this annual report on Form 10-K (the “Annual Report”) include, but are not limited to, statements about the ability of Skillz to:

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
•resolve ongoing litigation with Voodoo SAS, Papaya Gaming, and other litigation matters, including the suit filed against Tether Studios, LLC (“Tether”);
•remediate during 2026 certain not-fully remediated material weaknesses in our internal control over financial reporting; and
•comply with evolving laws and regulations, including the applicable provisions of the recently passed One Big Beautiful Bill Act, as well as expectations applicable to its business, including with respect to cybersecurity, artificial intelligence (“AI”) and corporate governance matters.

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

BASIS OF PRESENTATION

We are a smaller reporting company as defined in the Securities and Securities Exchange Act of 1934, as amended. Accordingly, we have utilized certain accommodations provided for scaled disclosures in its Annual Report and proxy statement. Accommodations utilized include (i) a two-year presentation of the audited financial statements and related notes, and management’s discussion and analysis of financial condition and results of operations; (ii) reduced disclosures of certain executive compensation and stock performance information; and (iii) not disclosing quantitative and qualitative disclosures about market risk.

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

In March 2026, Aarki, our performance marketing platform business, rebranded as “RZR.” The rebrand reflects an evolution of the platform’s capabilities and market positioning and does not represent a change in ownership or legal structure.

Paired with RZR (formerly Aarki), our AI-powered advertising technology segment, Skillz operates an ecosystem that combines content, audience, and performance into a unified growth engine. RZR delivers advertising solutions that drive revenue growth for brands and mobile apps by leveraging billions of contextual bidding signals, proprietary machine learning, and behavioral models to engage audiences in a privacy-first world. We are increasingly focused on expanding into emerging performance channels such as connected television, as well as enhancing cross-channel measurement and optimization capabilities. As Skillz onboards new developers, RZR’s platform is designed to power game title growth through user acquisition and monetization, continuously enhancing its machine learning engine, which in turn delivers improved outcomes for developers and greater efficiency for the Skillz platform.

Fair Play

Our proprietary platform fairly matches real players against other real players, which we believe is a bedrock of competition, and a critical tenet of skill-based gaming. We believe there are competitors that may not be following similar fairness practices and may utilize bots instead of matching their users against real human opponents.

In 2024, following a jury verdict finding AviaGames, Inc. (“AviaGames”) willfully infringed one of Skillz’s patents, the Company entered into a settlement. We believe the evidence we made public at trial showed the competitor and their executives were using bots to build their business, which we believe deceives players and harms our company’s competitive position. Instead of being matched with real opponents, as advertised, we believe the evidence showed that players were unknowingly competing against bots. We believe the evidence made public at trial showed the competitor’s use of bots allowed it to engineer the outcome of the matches and directly pocket the players’ money.

Winning this case was a milestone for the Company as we continue our quest to uphold fair play and protect players from what we believe is fraudulent inducement, misrepresentation and the theft of billions of player dollars. We intend to continue to pursue our right to take action to help stop dishonest practices.

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

As we uncover proof of fraudulent use of bots at any company in this industry we intend to initiate additional actions that help protect both Skillz and players. Our goal is not to reduce competition, but rather to ensure that all organizations in our industry maintain the same level of commitment as we do to provide a transparent and fair player experience. Skillz will continue to combat the deceptive misuse of bots until systemic fraud in our industry is eliminated. For additional information, refer to Note 9, Commitments and Contingencies, in Part II, Item 8 of this Annual Report.

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

As our businesses scale and we continue to execute on our path to profitability, we are focused on launching additional growth initiatives that leverage our proven capability to pioneer new markets. Our founder and Chief Executive Officer (“CEO”), Andrew Paradise, has a demonstrated history of innovation, including the mobile self-checkout industry and the mobile skill-gaming market. We believe this entrepreneurial foundation positions Skillz well to identify and create future opportunities at the intersection of technology, gaming, and competition.

Our Segments

Skillz

Our platform enables game developers to monetize their content through multi-player competition by integrating real-money tournaments, virtual prizes, and social competition features directly into their games. The platform provides a managed backend that supports key competitive functionality, including player matching, leaderboards, anti-cheat integrity systems, and payment processing. Our scalable multi-player platform allows for real-world prizes that go beyond one-off competitive implementations and provides for a repeatable, developer-accessible system. In exchange for access to our multi-player platform and monetization services, Skillz and its developers share in the aggregate entry fees paid by end users. Our platform capability highlights include:

•Monetize Through Competitions: Developers may earn revenue by hosting skill-based competitions where players pay entry fees, and Skillz takes a percentage of the pool.
•Player Matching: Automatically match players based on skill levels, ensuring fair and engaging gameplay experiences.
•Cross-Platform Support: The Skillz platform is compatible with Android, iOS, and some Unity-based games, allowing developers to reach a broad audience.
•Comprehensive Analytics: Developers have access to performance metrics, player insights, and revenue data through the Skillz dashboard.
•Focus on Game Development: With Skillz managing tournaments, payments, and player matching, developers can focus on building their games’ core mechanics and experiences.

In addition to using its platform to partner with game developers, Skillz publishes select game titles, which are shared with the broader ecosystem.

RZR (formerly Aarki)

RZR is a performance marketing platform that enables advertisers to acquire, retain, and monetize users across mobile, connected television (“CTV”), and other digital channels. The platform utilizes proprietary machine learning and neural network-based architecture to optimize campaigns across user acquisition, retargeting, and brand performance objectives within a unified system. The platform processes large-scale data inputs in real time and applies predictive models to optimize bidding, targeting, and campaign performance across channels. While historically focused on mobile gaming, RZR now serves a broader set of industries, including consumer applications, retail, food and beverage, and entertainment.

At the center of this long-term vision is RZR’s strategic integration with our Skillz platform. Together, we believe our Skillz platform and RZR form an ecosystem in which content creation, audience, and performance continuously reinforce one another. For our developers, RZR enables monetization through user acquisition and re-targeting, which we believe drives growth. The more Skillz developers use RZR, the better RZR’s machine learning engine becomes, which we believe in turn drives better outcomes for the developers and drives more spend on the RZR platform.

Skillz Platform

Overview

We continue to work towards evolving our multi-player competitive gaming platform and thereby expanding the gaming market. Our technology platform aligns the interests of developers and gamers with respect to user monetization to reduce potential friction between these parties. Traditional mobile games utilize in-game advertisements or purchases, which we believe creates friction in the user experience, hurting engagement and retention. By monetizing user engagement primarily through prizes, we create an alternative for both developers and players of competitive games. With our system, the more gamers enjoy playing in contests for prizes and the longer they play, the more revenue we generate for our business. We believe this dynamic generates significantly stronger monetization for our business compared to traditional mobile game monetization.

Gamer Competition Engine

Our end-to-end technology platform enables mobile game developers to improve gameplay experiences and drive engagement, retention and revenue from their content. Our gamer competition engine, the software development kit, (the “SDK”) contains hundreds of features, which allows for seamless over-the-air updates.

Rating and matching users is a challenging technical problem, as the fastest match is the next user in line to play, while the fairest match (i.e., a theoretically perfectly matched skill rating) could take a much longer time to find. User retention is sensitive to both fair matching and time to match; therefore, we have invested significantly in technology to optimize these competing objectives. Additionally, our multi-player platform includes security layers for gamers, enabling us to securely run free and fair prized-based competitions.

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

Payment Infrastructure

We offer a payments infrastructure that includes ACH instant and fast withdrawals. We believe our technology capabilities are critical to building and maintaining trusted relationships with our developers and players.

Data Science

Our algorithms and machine learning technologies augment all facets of our platform. Key features of our proprietary data science technologies include anti-cheat, anti-fraud, player rating and matching, and a segmentation engine. We believe our technology capabilities are industry-leading and have helped to differentiate our product offerings and promote fair play.

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

Our Developer Community

Smartphones have made video games more accessible, portable, and social. This has further driven the industry’s growth with the emergence of technologically advanced and more powerful smartphones. Market players are also focusing on developing advanced gaming products and services to attract a larger customer base, which is positively influencing the overall industry. However, mobile video game developers increasingly struggle to get their content discovered and monetized. The introduction of standardized game development platforms and universally known distribution platforms such as the AppStore, Google Play, and Galaxy Store have resulted in a flood of game content to the market. Meanwhile, traditional methods used by game developers to monetize their content (e.g., primarily through advertisements or in-game purchases) have not kept pace. As a result, we believe that a massive amount of game content is not being discovered or monetized to its fullest potential.

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

As part of our long-term efforts to grow the monetization of our mobile gaming ecosystem, in February 2025, we launched the $75 million Skillz Developer Program (the “Program”). We plan to deploy up to $75 million over the next three years through the Program by providing developers working capital and operational support. Our goal is to support approximately 25 games. However, we may use some of the capital allocated to the Program to support other opportunities that our management determines will better support the effort to monetize our mobile game ecosystem such as published and owned and operated game content. In addition, developers selected to participate in the Program will be provided with access to Skillz’s team of employees and consultants, the Skillz’ SDK and developer console, as well as end-user registration services, player matching, fraud and fair play monitoring and billing and settlement services.

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

With existing users, we seek to improve engagement and retention through engagement marketing programs that provide rewards and awards for players active on our platform. Players earn loyalty currency, called Ticketz, every time they play a paid entry contest. The frequency and amount of entry fees determine the amount of Ticketz that are earned. Players can earn trophies as awards for performing certain actions or achieving milestones in games, for which they receive Ticketz or credits in the form of promotional incentive that cannot be withdrawn and may only be used by end-users to enter paid-entry fee contests (“Bonus Cash”). Primarily, our users convert Ticketz to Bonus Cash. Ticketz earned through the loyalty rewards and awards programs can be redeemed in our in-app Ticketz Store for various prizes ranging from Skillz-branded apparel to luxury goods and vehicles. Approximately 73% and 93% of Ticketz were issued as a result of customers participating in paid tournaments in the years ending December 31, 2025 and 2024, respectively.

Our Customer Advocacy

We provide 24/7 support, VIP agents and trust and safety services to our players. The customer support team responds to all user inquiries including support for game crashes, payment issues, and loyalty program inquiries. For the year ended December 31, 2025, our customer support team achieved a high player customer satisfaction score (CSAT) for cash players. We have a robust VIP program that supports high value players. Our Trust & Safety team reviews any suspicious payments and chargebacks, and investigates anomalous scoring patterns and user reports of cheating, among other things. These suspected bad actors are reviewed on a case-by-case basis with several escalating levels of review, which ultimately may require an in-person play test on a Skillz-provided mobile device administered by a third-party security vendor to confirm the user’s ability.

Our People

We were founded in 2012 by Andrew Paradise and Casey Chafkin. At Skillz, we believe that every employee contributes to shaping the future of interactive entertainment. We are a multinational technology company with offices in Las Vegas, San Francisco and Bangalore, India, with 370 employees as of December 31, 2025. The success of our business is driven in large part by our highly skilled workforce. Additionally, we rely on independent contractors and temporary personnel to supplement our workforce from time to time. None of our employees are represented by a labor organization or are a party to any collective bargaining agreement with respect to their employment by us.

Culture and Engagement

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

Building a World Class Team

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

Compensation and Benefits

We offer a compensation and benefits package with health and welfare programs for employees and family members. While the philosophy around our benefits is the same worldwide, specific benefits vary regionally due to local regulations and preferences. In addition, certain employees may be eligible for equity awards.

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

Our Intellectual Property

Our business relies substantially on the creation, use and protection of intellectual property. We protect our intellectual property by relying on international, federal, state and common law rights. We control access to our proprietary technology by entering into confidentiality and invention assignment agreements with our employees and contractors. We actively pursue a strategic patent program designed to protect key aspects of our platform, technology and business model, as well as to support our competitive positioning within the skill-based gaming and real-money gaming industries. Our patent portfolio is focused on multiple categories of innovation, including, but not limited to: (i) core platform infrastructure and system architecture; (ii) tournament and competition formats, including matchmaking, scoring and anti-fraud mechanisms; (iii) payment processing, wallet functionality and real-money gaming systems; (iv) data analytics, machine learning and personalization technologies; and (v) user interface and gameplay optimization features. Our strategy includes both defensive and offensive objectives, including protecting our proprietary innovations, deterring potential infringement and, where appropriate, enabling licensing opportunities. We actively seek patent protection converging our inventions and as of December 31, 2025, we have 90 patents granted and 112 patents pending worldwide.

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

On June 23, 2023, the Company’s effectuated the one-for-twenty reverse stock split of its issued and outstanding shares of Common Stock. As a result of the reverse stock split, every 20 shares of issued and outstanding Common Stock were combined and converted into one issued and outstanding share of Common Stock, and the number of authorized shares of Common Stock was reduced proportionately. The par value per share of Common Stock remains unchanged. The Company’s Class A common stock began trading on a split-adjusted basis on the New York Stock Exchange (the “NYSE”) at market open on June 26, 2023. All share and per-share amounts have been retrospectively adjusted to reflect the impact of the reverse stock split.

Our mailing address is 6625 Badura Ave, Las Vegas, NV 89118, and our telephone number is (415) 762-0511. Our Class A common stock is listed on the NYSE under the symbol “SKLZ.” Unless the context requires otherwise, the words “Skillz,” “we,” “Company,” “us” and “our” refer to Skillz Inc. and our wholly-owned subsidiaries.

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

Risks Related to Our Industry

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

We compete for users’ limited discretionary time and spending against a wide range of traditional and digital entertainment options, many of which are more established and better resourced. Our industry is characterized by rapid technological change, evolving consumer preferences, and intense competition from both large, well-capitalized companies and emerging entrants. Competitors may develop more compelling products, invest more heavily in development and marketing, adopt aggressive pricing or promotional strategies, or establish strategic partnerships that enhance their market position.

Advancements in artificial intelligence may further intensify competition, and our failure to effectively incorporate such technologies into our platform could impair our competitiveness and reduce our market share. In addition, ongoing industry consolidation may result in larger competitors with greater scale, broader offerings, and expanded geographic reach. If we are unable to maintain user engagement or grow our market share, our business, financial condition, and results of operations could be adversely affected.

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

We have worked, and will continue to work, towards helping to stop these dishonest practices. In February 2024, we and Big Run Studios, Inc. (“Big Run”) brought suit against AviaGames for false advertising, copyright infringement, and violations of California’s state unfair competition law in relation to AviaGames’ use of bots on its platform. We are currently involved in other ongoing litigation with other defendants in relation to similar claims related to bot misuse. In April 2024, we, Big Run and AviaGames’ entered into a settlement agreement that resolved the bot misuse litigation with respect to AviaGames, but there is no guarantee we will resolve our other ongoing bot misuse litigation on favorable terms. Additionally, although we intend to initiate additional actions to protect our company and players, our ability to bring claims related to bot misuse depends on our ability to detect bot misuse. It may be difficult to detect bot users who advertise and market themselves as fair play skill-based gaming platform providers. Moreover, it may be difficult or impossible to obtain evidence of bot use in a competitor’s or potential competitor’s products, which would prevent us from successfully deterring bot misuse among our competitors.

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

We are subject to risks associated with disruptive technologies, including AI.

Presently, we employ AI, machine learning technologies, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models (collectively, “AI Technologies”) throughout our business, and are making significant investments in this area. AI technologies present risks related to data quality, bias, cybersecurity, intellectual property, regulatory compliance, and market acceptance. If our AI systems are improperly designed, trained on inadequate or biased data, or used without sufficient oversight, our products, operations, and reputation could be adversely affected.

We also rely on third-party AI providers and infrastructure, and any disruption, cost increase, or change in terms could adversely affect our operations.

Historically, a limited number of games have accounted for a substantial portion of our revenue. If these games were to become less popular or be removed from our platform and we are unable to identify and market suitable replacements, our business and prospects could suffer.

Historically, our top games and related developers have accounted for a substantial portion of our revenue earned from the Skillz platform. For the year ended December 31, 2025, Tether accounted for 51% of our revenue and Big Run accounted for 23% of revenue. These games, and the related developers, have historically been subject to our terms of service, which include, among other things, developer exclusivity for certain periods of time, as modified by negotiated agreements. The negotiated agreements provide Skillz with the discretion, but not the obligation, to provide marketing support for specified games and for revenue sharing with the developers that is more favorable to Skillz than our standard terms. These negotiated agreements restrict the removal of the applicable games from our platform for at least 12 months following termination.

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

We rely on our third-party developer partners to develop and update all of the game features on our platform not tied to our SDK. The decision of developers to remove the SDK from their games or changes in the terms of our commercial relationship with third-party developers could adversely impact our financial condition, results of operations and prospects. In addition, the failure of developers to provide timely and reliable updates to their games could adversely impact our financial condition, results of operations and prospects.

We rely significantly on third-party developers to create and maintain the games offered on our platform, and our success depends on our ability to establish and sustain favorable commercial relationships with these developers, including through initiatives such as our Developer Accelerator program. These relationships are generally governed by standard terms of service, and in some cases, negotiated agreements. However, competition for high-quality developers is intense, and there can be no assurance that existing developers will continue to support our platform or provide new content.

If we are unable to attract or retain developers, if the terms of these relationships become less favorable, or if developers remove or fail to update their games, including timely integration of our SDK, our platform performance, user engagement, and financial results could be adversely affected. In addition, we may not realize a return on capital deployed to support developer initiatives.

We may also make strategic investments or adjust developer terms to support long-term relationships, which could adversely impact our short-term operating results. These efforts may not yield the anticipated long-term benefits, and our business, financial condition, and results of operations could be harmed.

It may become increasingly difficult and more expensive for us to acquire players for our games and we may not achieve a positive return on investment on our user acquisition efforts.

User acquisition is critical to our business and may become more difficult and costly due to increasing competition in mobile and real-money gaming. We rely primarily on digital advertising networks, developers, and affiliate partners, and depend on paid marketing to drive user growth. If new game launches or marketing efforts fail to attract sufficient users, our revenue and operating results could be adversely affected.

Our marketing strategy is designed to generate a positive return on investment, which requires accurate assumptions regarding user engagement and lifetime value. If these assumptions prove inaccurate, or if user acquisition costs exceed the revenue generated from acquired users, our operating results and financial condition could be materially harmed.

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

The success of the games featured on our platform depends, in part, on unpredictable and volatile factors beyond our control, including consumer preferences, competing games, new mobile platforms and the availability of other entertainment experiences. Our end-users have accounts in which they make deposits and hold prior winnings. If the games offered on our platform do not meet consumer expectations, if they are not marketed in a timely and effective manner, or if end-users decide to withdraw prior winnings rather than apply such winnings as entry fees to enter subsequent paid contests on our platform our revenue cash flow and financial performance will be negatively affected. End-user liability as of December 31, 2025 amounted to $8.2 million and is reflected in our balance sheet within other current liabilities. Typically, these funds are returned to end-users if they choose to withdraw them from their account.

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

We have incurred, and may continue to incur, losses from fraudulent activities, including unauthorized payments, use of stolen or invalid payment methods, identity theft, and other financial fraud. We may be held liable for fraudulent transactions, even if approved by financial institutions. Failure to detect or prevent such activity in a timely manner could result in financial losses, operational disruption, and reputational harm.

In addition, third parties may develop “cheating” tools that exploit vulnerabilities in games on our platform, including automating gameplay, enabling collusion, or otherwise undermining fair play. These activities may degrade user experience, reduce player and developer engagement, and result in lost revenue, increased costs, and potential liability.

Advances in AI may further increase the sophistication and scale of fraud and cheating, as well as the risk of unauthorized access to or misuse of data. Our inability to effectively prevent or mitigate these risks could adversely affect our business, financial condition, results of operations, and reputation.

Maintaining and enhancing our brand and reputation is critical to our business prospects. Failure to maintain or grow our brand and reputation could harm our business, financial condition and results of operations.

Our brand and reputation are critical to attracting, retaining, and growing our developer and user base. If we fail to maintain or enhance the “Skillz” brand, including through adequate trademark protection, our growth and competitiveness could be adversely affected. Our reputation depends in part on our ability to provide high-quality, reliable, and secure games on our platform. Product defects, bugs, security vulnerabilities, unpopular platform changes, or low-quality content may harm user experience, reduce trust, and damage our brand.

Our brand may also be negatively affected by fraudulent, abusive, or illegal activity on our platform, including cheating or conduct by users acting under false identities, as well as any failure to respond effectively to such activity or user concerns. In addition, actual or perceived regulatory non-compliance, or governmental, regulatory, or legal inquiries or actions, could harm our reputation regardless of outcome.

We have been and expect to continue to be subject to media, investor, and regulatory scrutiny relating to our platform, business practices, and operations. Any such scrutiny, including relating to game quality, data privacy, intellectual property, employment practices, or litigation, could damage our brand and adversely affect our business, financial condition, and results of operations.

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

Certain of our key metrics, including Monthly Active Users (“MAUs”), Paying Monthly Active Users (“Paying MAUs”), Average Revenue Per Monthly Active User (“ARPU”), Average Revenue Per Paying Monthly Active User (“ARPPU”), Gross Marketplace Volume (“GMV”), Average GMV Per Paying Monthly Active User, Average GMV Per Monthly Active User, Average end-user incentives, included as sales and marketing expense, per paying active user, and average end-user incentives, included as sales and marketing expense, per playing active user, are calculated using data tracked by our internal analytics systems based on tracking activity of user accounts. MAUs means the number of end-users who entered into a paid or free contest hosted on Skillz’s platform at least once in a month, averaged over each month in the period. Paying MAUs means the number of end-users who entered into a paid contest hosted on Skillz’s platform at least once in a month, averaged over each month in the period. ARPU means the average monthly revenue in a given period divided by average monthly MAUs in that period. ARPPU means the average monthly revenue in a given period divided by average monthly Paying MAUs in that period. Average GMV Per Paying Monthly Active User means the average GMV in a given month divided by Paying MAUs in that month, averaged over the period. Average GMV Per Monthly Active User means the average GMV in a given month divided by MAUs in that month, averaged over the period. Average end-user incentives, included as sales and marketing expense, per paying active user reflects the average end-user incentives included in sales and marketing expense in a given month divided by Paying MAUs in that month, averaged over the period. Average end-user incentives, included as sales and marketing expense, per playing active user reflects the average end-user incentives included in sales and marketing expense in a given month divided by MAUs in that month, averaged over the period. The analytics systems for these metrics and the resulting data have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring usage and user engagement across the end-user base, and factors relating to user activity and systems may impact these numbers. The calculation of our key metrics and examples of how user activity and our systems may impact the calculation of these metrics is described in detail under the heading titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our technology infrastructure is critical to the performance of our platform and offerings and to the satisfaction of our developer partners and users. We devote significant resources to network and data security that are designed to protect our systems and data, including resources devoted to the rapid evolution and increased adoption of AI technologies. However, cybersecurity incidents, including breaches, computer malware, computer hacking, ransom-related extortion events, system failures, fraud, data loss, and insider threats have become more prevalent in our industry, and our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that our current or future infrastructure protection technologies and disaster recovery plans can prevent or mitigate such cybersecurity incidents, any of which could have a material adverse effect on our business, financial condition, results of operations, reputation, and liquidity. Moreover, such incidents could result in disruption of our operations and the services we provide to users, legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties that cannot be estimated or predicted. We may be required to expend significant additional resources to comply with such laws and regulations, incur fines for noncompliance, and otherwise be exposed to litigation and regulatory action as a result thereof. We have experienced and will continue to experience hacking attacks and attempted attacks of varying degrees from time to time. Given our prominence in the gaming industry, we believe we are a particularly attractive target for hackers. Additionally, rapidly evolving technology and capabilities (including AI), evolving changes in the sources, capabilities and targets for cybersecurity attacks, as well as the increasing sophistication of cyber criminals increase the risk of material data compromise or business disruption.

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

In addition to our proprietary AI Technologies, we use AI Technologies licensed from third parties in our operations and our ability to continue to use such technologies at the scale we need may be dependent on access to specific third-party software and infrastructure. We cannot control the availability or pricing of such third-party AI Technologies, especially in a highly competitive environment, and we may be unable to negotiate favorable economic terms with the applicable providers. If any such third-party AI Technologies become incompatible with our solutions or unavailable for use, or if the providers of such models unfavorably change the terms on which their AI Technologies are offered or terminate their relationship with us, our business will be harmed. In addition, to the extent any third-party AI Technologies are used as a hosted service, any disruption, outage, or loss of information through such hosted services could disrupt our operations or solutions, damage our reputation, cause a loss of confidence in our solutions, or result in legal claims or proceedings, for which we may be unable to recover damages from the affected provider.

Furthermore, certain of the data that we use in developing our AI Technologies is licensed from third parties, and we are dependent upon our ability to obtain necessary data licenses within appropriate time frames and on commercially reasonable terms, and such third parties’ assurances that such data was obtained and provided to us lawfully. Our data suppliers may withhold their data from us in certain circumstances, for example: if there is a competitive reason to do so; if we breach our contract with a supplier; if they are acquired by one of our competitors; or if new laws or case law restrict the use or dissemination of the data they provide. Additionally, we could terminate relationships with our data suppliers if they fail to adhere to our data quality, vendor or other standards. If a substantial number of data suppliers were to withdraw or withhold their data from us, or if we sever ties with our data suppliers based on their inability to meet our standards, our ability to develop our AI Technologies could be adversely impacted.

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

Our use of third-party open-source software and AI Technologies could negatively affect our ability to offer our products and services through our platform and subject us to possible litigation.

We have incorporated, and may in the future incorporate, third-party open-source software in our technologies. Open source software is generally licensed by its authors or other third parties under open-source licenses. From time to time, companies that use third-party open-source software have faced claims challenging the use of such open-source software and requesting compliance with the open-source software license terms. Accordingly, we may be subject to suits by parties claiming ownership of what we believe to be open-source software or claiming non-compliance with the applicable open-source licensing terms. Some open-source software licenses require end-users who use, distribute or make available across a network software and services that include open-source software to offer to the public aspects of the technology that incorporates the open-source software for no cost, make publicly available source code (which in some circumstances could include valuable proprietary code) for modifications or derivative works created based upon incorporating or using the open-source software and/or to license such modifications or derivative works under the terms of the particular open-source license. If we combine our proprietary software with open-source software in a certain manner, we could, under certain open-source licenses, be required to release or license the source code of our proprietary software to the public. Additionally, if a third-party software provider has incorporated open-source software into software that we license from such provider, we could be required to disclose any of our source code that incorporates or is a modification of our licensed software. While we have internal processes and use tools designed to help us monitor and comply with the licenses of third-party open-source software and protect our valuable proprietary source code, we may inadvertently use third-party open-source software in a manner that exposes us to claims of non-compliance with the terms of their licenses, including claims of intellectual property rights infringement or for breach of contract. Furthermore, there exists today an increasing number of types of open-source software licenses, almost none of which have been tested in courts of law to provide guidance of their proper legal interpretations, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open-source software. If we were to receive a claim of non-compliance with the terms of any of these open-source licenses, we may be required to publicly release certain portions of our proprietary source code, expend substantial time and resources to re-engineer some of our software, or pay damages, settlement fees or a royalty to use certain open-source software. Any of the foregoing could disrupt and harm our business.

Additionally, we use certain third-party AI Technologies that are made available under an open source or open weights license. Such freely available open AI Technologies may not always be actively maintained or supported by the provider and as such, may have heightened risks of introducing inaccuracies or vulnerabilities into our business operations or products or services. Further, if the licensor for such open AI Technologies developed their models by training on data that was inaccurate, biased or for which it did not have the appropriate rights, we could be subject to claims or lawsuits arising from our use or modification of such AI Technologies, including for infringement of third-party intellectual property. In addition, our usage of open AI Technologies may limit our ability to protect our intellectual property rights or proprietary data, or subject us to new payment or non-compete obligations for any products or services we seek to commercialize that use such open AI Technologies.

In addition, the use of third-party open-source software or open AI Technologies typically exposes us to greater risks than the use of third-party commercial software as open-source licensors generally do not provide support, warranties, controls, indemnification or other contractual protections regarding the functionality or origin of the software. Use of open-source software or open AI Technologies may also present additional security risks as the public availability of such software may make it easier for hackers and other third parties to determine how to compromise our platform. Any of the foregoing could harm our business, financial condition, results of operations and prospects and could help our competitors develop products and services that are similar to or better than ours.

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

Our payment activities are subject to extensive card-network rules and laws governing money transmission, fraud prevention, and data security. Noncompliance, new or reinterpreted network rules, or reluctance by banks and processors to serve gaming businesses could increase our costs, limit payment options, or restrict our operations. If we were unable to maintain Skillz’s bank accounts or end-users were unable to use their credit cards, bank accounts or e-wallets to make deposits and withdrawals from our platforms it would make it difficult for us to operate our business, increase our operating costs, and pose additional operational, logistical and security challenges which could result in an inability to implement our business plan. Any disruption in our payment processing capabilities could materially adversely affect our business, financial condition, and results of operations.

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

Our workforce and operations have fluctuated substantially since our inception. If we are unable to effectively manage future expected growth, our financial performance and future prospects will be adversely affected.

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

Our ability to compete and grow depends heavily on the efforts and talents of our employees and senior management, including our Co-Founder and CEO, Andrew Paradise. The loss of Mr. Paradise or other key members of our leadership team could disrupt our operations and adversely affect our business, financial condition, and results of operations. We do not maintain key-person insurance or long-term employment agreements with our senior executives. We have recently experienced several management transitions, including changes in our Chief Financial Officer, Chief Accounting Officer, Chief Strategy Officer, Corporate Controller, and General Counsel roles, and we continue to recruit for certain key positions. Executive transitions and related succession activities may result in operational disruption, loss of institutional knowledge, and difficulty attracting or retaining other key personnel.

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

Our games and contests are discretionary purchases, and demand for our platform is sensitive to changes in global and domestic economic conditions. Inflation, rising interest rates, reduced consumer confidence, higher unemployment, constrained consumer credit, and downturns in financial markets may reduce users’ disposable income and spending on our platform. Ongoing economic uncertainty may also make consumer spending patterns more volatile and difficult to predict.

In addition, geopolitical conflicts and related sanctions, trade restrictions, or supply chain disruptions—including those involving Russia and Ukraine, China and Taiwan, Israel and Gaza, Israel, and the United States and Iran—may further disrupt global markets and economic conditions. Any sustained economic weakness or geopolitical instability could adversely affect our user engagement, revenue, and overall business, financial condition, results of operations, and prospects.

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

Our international business exposes us to risks relating to regulation, currency fluctuations and political or economic instability in foreign markets, which could have a material adverse effect on us.

We conduct business internationally, including engaging a significant portion of our workforce in Bangalore, and we intend to continue to do so in the future. International operations are subject to certain risks, such as unexpected changes in laws, policies and regulatory requirements, including, but not limited to, regulations related to trade controls; increased cost of localizing systems in foreign countries; increased sales and marketing and research and development expenses; availability of suitable export financing; timing and availability of export licenses; imposition or increases of taxes, tariffs, embargoes and other trade barriers; political and economic instability; issues related to the political relationship between the United States and other countries; effects of austerity programs or similar significant budget reduction programs; potential preferences by prospective customers to purchase from local (non-U.S.) sources; and fluctuations in currency exchange rates, foreign exchange controls and restrictions on cash repatriation; compliance with international laws and U.S. laws affecting the activities of U.S. companies abroad; challenges in staffing and managing foreign operations; difficulties in managing distributors; requirements for additional liquidity to fund our international operations; difficulties in obtaining or enforcing judgments in foreign jurisdictions; ineffective legal protection of our intellectual property rights in certain countries; potentially adverse tax consequences; potential difficulty in making adequate payment arrangements; and potential difficulty in collecting accounts receivable. As a result of these and other risks, we may be unsuccessful in implementing our business plan or we may not be able to achieve the revenues that we expect.

Risks Relating to Legal and Regulatory Matters

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

We are also subject to international laws, regulations and standards in many jurisdictions, which apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, the GDPR, which became effective in May 2018, greatly increased the European Commission’s jurisdictional reach of its laws and added a broad array of requirements for handling personal data. The European Union (“EU”) member states are tasked under the GDPR to enact, and have enacted, certain implementing legislation that adds to and/or further interprets the GDPR requirements and potentially extends our obligations and potential liability for failing to meet such obligations. The GDPR, together with national legislation, regulations and guidelines of the EU member states and the United Kingdom governing the processing of personal data, impose strict obligations and restrictions on the ability to collect, use, retain, protect, disclose, transfer and otherwise process personal data. In particular, the GDPR includes obligations and restrictions concerning data transparency and consent, the overall rights of individuals to whom the personal international data relates, the transfer of personal data out of the European Economic Area ("EEA") or the United Kingdom, security breach notifications restrictions and the security and confidentiality of personal data. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. Recent legal developments in Europe have created further complexity and uncertainty regarding transfers of personal data from the EEA and the United Kingdom to the United States. In July 2020, the Court of Justice of the European Union (“CJEU”) invalidated the EU-U.S. Privacy Shield Framework (“Privacy Shield”) under which personal data could be transferred from the EEA to the United States. While the CJEU upheld the adequacy of standard contractual clauses, a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism and potential alternative to the Privacy Shield, it made clear that reliance on them alone may not necessarily be sufficient in all circumstances. Further, the United Kingdom’s decision to leave the EU has created uncertainty with regard to data protection regulation in the United Kingdom. As of January 1, 2021, we are also subject to the UK GDPR and UK Data Protection Act of 2018, which retain the GDPR in the United Kingdom’s national law. These laws require us to review and amend the legal mechanisms by which we make and/or receive personal data transfers. Additionally, on August 1, 2024, the EU Artificial Intelligence Act (the “EU AI Act”) entered into force, and establishes a comprehensive, risk-based governance framework for AI in the EU market. The majority of the substantive requirements are expected to apply from August 2, 2026, though the European Commission has proposed an extension to December 2, 2027 (such extension is not yet finalized or effective). The

EU AI Act applies to companies that develop, use and/or provide AI in the EU and authorizes fines for certain breaches of up to 7% of worldwide annual turnover. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses and other mechanisms cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we do business, the geographical location or segregation of our relevant operations, and could adversely affect our financial results.

Additionally, the regulatory framework for AI Technologies is rapidly evolving. Already, certain existing legal regimes (e.g., relating to data privacy) regulate certain aspects of AI Technologies, and many federal, state and foreign government bodies and agencies have enacted or are currently considering additional laws and regulations governing AI. The impact of these emerging AI laws and regulations is still uncertain. Existing laws and regulations may be enjoined in judicial proceedings, or may be interpreted or enforced in ways that would affect the operation of our AI Technologies, or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot predict the impact future laws, regulations, or standards, or the market perception of their requirements, may have on our business or how we will respond to these laws or regulations.

In the United States, the regulatory framework for AI Technologies faces significant uncertainty. At the federal level, Congress has yet to enact comprehensive AI legislation. Instead, federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration in power.

In the absence of comprehensive federal AI legislation, states have enacted laws regulating different aspects of AI Technologies creating a patchwork of regulations and a complex compliance challenge. For example, California has enacted several laws and regulations related to AI safety protocols, reporting and transparency, among other AI-related topics. In addition, Colorado’s Artificial Intelligence Act will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination (among other requirements), Utah’s Artificial Intelligence Policy Act establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interaction, and the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes while establishing a regulatory sandbox. Moreover, state AI laws such as Colorado’s Artificial Intelligence Act and various comprehensive state privacy laws, including the CCPA, regulate the use of automated decision making technology that results in legal or similarly significant effects on individuals, and provide rights to individuals with respect to that automated decision making. Many states have also enacted sector-specific AI laws, including related to the use of AI for health-related purposes and financial services.

The durability of these state AI laws and the potential of additional state-level legislative activity faces uncertainty following President Trump’s December 2025 Executive Order “Ensuring a National Policy Framework for Artificial Intelligence.” This Executive Order establishes a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and U.S. global competitiveness. The order directs federal agencies to identify, challenge, and potentially pre-empt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. It remains to be seen how agencies will effectuate this directive, and how states will approach AI legislation moving forward. Any or all of the foregoing regulatory developments could affect our use of AI and our ability to provide, improve or commercialize our services, require changes to our operations and processes, and materially adversely affect our business, results of operations, and financial condition. Further, any failure or perceived failure by us to comply with existing or newly enacted laws, regulations and other requirements relating to AI Technologies could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions.

Compliance with GDPR, CCPA, COPPA and similar legal requirements adopted in the United States and in other non-U.S. jurisdictions has required us to devote significant operational resources and incur significant expenses. We expect the number of jurisdictions adopting their own data privacy laws to increase, which will require us to devote additional significant operational resources and incur additional significant expenses related to our compliance, monitoring, and control obligations and will also increase our exposure to risks of claims by our players that we have not complied with all applicable data privacy laws.

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

We are subject to a variety of laws in the U.S. and abroad that affect our business, including state and federal laws regarding skill-based gaming, consumer protection, electronic marketing, data protection and privacy, competition, taxation, intellectual property, AI, export and national security, which are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly outside the U.S. In 2022, the Australian Taxation Office completed a comprehensive review of the Company’s tax obligations and determined the Company was required to register for the Goods and Service Tax in Australia. The Company then conducted a review of other foreign jurisdictions and determined it was liable for indirect taxation in various countries. See Note 9, Commitments and Contingencies, in Part II, Item 8 of this Annual Report for further details. There is a risk that existing or future laws may be interpreted in a manner that is not consistent with our current practices, and could have an adverse effect on our business, financial condition, results of operations and growth prospects. It is also likely that as our business grows and evolves, particularly if we expand to other countries, we will become subject to laws in additional jurisdictions or other jurisdictions may claim that we are required to comply with their laws.

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

Currently, Skillz is subject to indirect taxation and reporting in various domestic and international jurisdictions. The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. In the course of our business, there will be many transactions and calculations where the ultimate tax determination is uncertain. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. For example, in July 2025, the U.S Congress enacted the One Big Beautiful Bill Act, which includes significant provisions, including tax cut extensions and modifications to the international tax framework. While Skillz continues to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. These legislative changes could have an adverse impact on Skillz’s future effective tax rate, tax liabilities, and cash tax.

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

Additionally, we are, and in the future, may again become, involved in claims, suits and proceedings with various parties. As a result of such litigation, we are, and into the future may again become party to various settlement agreements pursuant to which the parties agree we have the right to recover cash settlement amounts. However, we may not be able to collect such settlement amounts on a timely basis or at all, especially during periods of macroeconomic uncertainty. Difficulties in enforcing settlement agreements and collecting settlement amounts could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Relating to Data Security and Intellectual Property

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

Additionally, a number of aspects of intellectual property protection in the field of AI and machine learning are currently under development, and there is uncertainty and ongoing litigation in different jurisdictions as to the degree and extent of protection warranted for AI and machine learning systems and relevant system input and outputs. The law is also uncertain across jurisdictions regarding the copyright ownership of content that is produced in whole or in part by generative AI tools. If we fail to obtain protection for the intellectual property rights concerning our AI Technologies, or later have our intellectual property rights invalidated or otherwise diminished, our competitors may be able to take advantage of our research and development efforts to develop competing products which could adversely affect our business, reputation and financial condition.

We may use AI Technologies, including tools provided by third parties, to develop or assist in the development of our own software code. While use of such tools makes our development process more efficient, AI Technologies have sometimes generated content that is “substantially similar” to proprietary or open source code on which the AI tool was trained. If the AI Technologies we use generate code that is too similar to other proprietary code, or to software processes that are protected by patent, we could be subject to intellectual property infringement claims. We may also not be able to anticipate and detect security vulnerabilities in such AI generated software code. If our tools generate code that is too similar to open source code, we risk losing protection of our own proprietary code that is commingled with such code. Finally, to the extent we use third-party AI Technologies to develop software code, the terms of use of these tools may state that the third-party provider retains rights in the generated code.

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

Risks Related to Financial Matters

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

We have experienced net losses in each period since inception. As of December 31, 2025, we had an accumulated deficit of $1,091.7 million. The industry in which we operate is highly competitive, rapidly changing (including changes with respect to advancements in AI), and relies heavily on continually introducing compelling content, products and services. As such, if we, in combination with our third-party developers, fail to deliver such content, products and services, do not execute our strategy successfully or if our new content launches are delayed, our revenue growth, overall revenue or user metrics may decline, and our operating results will suffer.

In addition, our operating margin may experience downward pressure as a result of increasing competition, increased user acquisition costs and the other risks discussed in this Annual Report. We expect to continue to expend substantial financial and other resources on expanding our developer and consumer base, our technology, the expansion of our platform, and marketing. Our operating costs will increase and our operating margins may decline if we do not effectively manage costs, launch new products on schedule that monetize successfully and enhance the games featured on our platform. We rely primarily on digital advertising networks to acquire new users to the platform. Increases in digital advertising costs, including on a per user basis, could have a material adverse effect on our business, financial condition and results of operations, including on our ability to achieve profitability. Neither our user acquisition costs nor our lifetime customer value are assured, and thus we cannot assure you that this ratio will not further decline over time. In addition, we cannot assure you that digital advertising costs will not continue to increase in 2026 or any other future period.

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
•the difficulty in accurately forecasting and accounting for the financial impact of an acquisition transaction, including accounting charges and integrating and reporting results for acquired companies that have not historically followed generally accepted accounting principles (“GAAP”);
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

We may require additional capital to support our growth plans or refinance our existing indebtedness, and such capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business, financial condition, results of operations and prospects.

We intend to continue to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new games and features or enhance our existing games, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. If we raise additional funds through future issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Class A common stock. Our outstanding debt, which matures in December 2026, is secured by substantially all of our assets and includes restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. Additionally, if we seek to access additional capital or increase our borrowing, there can be no assurance that financing and credit may be available on favorable terms, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired, and our business, financial condition or results of operations may be harmed.

Our investment portfolio and our ability to access cash and cash equivalents may become impaired by deterioration of the financial markets.

Our cash equivalent and investment portfolio is invested with a goal of preserving our access to capital, and generally consists of money market funds, corporate debt securities, U.S. government and government agency debt securities, mutual funds, certificates of deposit and time deposits. We follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards, permissible allocations of certain sectors and limits our exposure to specific investment types, and we believe our current investment portfolio has a low risk of material impairment. However, volatility in the global financial markets can negatively impact the value of our investments. Investments in some financial instruments may pose risks arising from market liquidity and credit concerns. Lastly, changing circumstances and market conditions, some of which may be beyond our control, could impair our ability to access our existing cash and cash equivalents and investments and to timely pay key vendors and others. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, we may be unable to access, and we may lose, some or all of our existing cash and cash equivalents and investments to the extent those funds are not insured or otherwise protected by the FDIC.

Risks Related to Our Indebtedness

Our indebtedness could adversely affect our financial health and our ability to execute our business strategy.

As of December 31, 2025, the aggregate indebtedness under our senior secured notes was $129.7 million, which matures in December 2026. We expect to maintain significant levels of indebtedness going forward. Our indebtedness could have important consequences including:

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

The indenture governing our senior secured notes, contains certain covenants imposing restrictions on our business. These restrictions may affect our ability to operate our business, to plan for, or react to, changes in the market conditions or our capital needs and may limit our ability to take advantage of potential business opportunities as they arise. The credit facility and the indenture governing the senior secured notes include covenants restricting, among other things, our ability to do the following under certain circumstances:

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

So long as more than 50% of the voting power for the election of our directors is held by an individual, a group or another company, we will qualify as a “controlled company” within the meaning of the NYSE corporate governance standards. As of December 31, 2025, Mr. Paradise controlled 87% of the voting power of our outstanding capital stock. As a result, we are presently a “controlled company” within the meaning of the NYSE corporate governance standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of independent directors; (ii) a nominating committee comprised solely of independent directors; (iii) compensation of our executive officers determined by a majority of the independent directors or a compensation committee comprised solely of independent directors; and (iv) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee comprised solely of independent directors.

Mr. Paradise’s equity interest in us may be diluted due to future equity issuances by us or his own actions in selling shares of Class B common stock in each case, which could result in a loss of the “controlled company” exemption under the NYSE listing rules. We would then be required to comply with corporate governance protections of the NYSE listing requirements described above.

We cannot predict the impact our dual class structure may have on our stock price of our Class A common stock; the dual class structure of our common stock has the effect of concentrating voting power with our CEO and Co-Founder, which will limit an investor’s ability to influence the outcome of important transactions, including a change in control.

Our dual class common stock structure concentrates significant voting power with our CEO and Co-Founder, Andrew Paradise, which limits other stockholders’ ability to influence key corporate decisions. Shares of our Class B common stock carry 20 votes per share, compared to one vote per share for our Class A common stock.

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

Our organizational documents are governed by Delaware law. Certain provisions of Delaware law and of our Charter and Bylaws could discourage, delay, defer or prevent a merger, tender offer, proxy contest or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares of Class A common stock held by our stockholders. These provisions provide for, among other things:

•the ability of our Board to issue one or more series of preferred stock and assign the terms of such preferred stock, without stockholder approval;
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

We may identify misstatements to our previously issued financial statements, which could create additional risks and uncertainties that may have a material adverse effect on our business, financial position and results of operations.

We may become subject to legal proceedings brought by regulatory or governmental authorities, or subject to other legal proceedings, as a result of errors or restatements, which could result in a loss of investor confidence or other reputational harm, the loss of key employees, additional defense and other costs. Any of the foregoing impacts, individually or in aggregate, may have a material adverse effect on our business, financial position and results of operations.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2025 and December 31, 2024. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business, operating results and stock price.

As discussed in Part II, Item 9A, Controls and Procedures, of this Annual Report, our management concluded that material weaknesses existed as of December 31, 2025.

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

If we are unable to remediate the material weaknesses timely and sufficiently or if we identify any new material weaknesses in the future, our ability to prevent or detect a misstatement of our accounts or disclosures could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements (and covenants under our debt instruments) regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our ability to obtain additional financing may be impaired and our stock price may decline as a result. For example, the identified material weaknesses may impede the Company’s ability to timely file annual and quarterly reports with the Securities and Exchange Commission. We could also become subject to investigations or sanctions by the SEC, the stock exchange on which our securities are listed or other regulatory authorities. Likewise, failure to timely file our financial statements could cause us to be ineligible to utilize short form registration statements, which could impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We are a smaller reporting company and a non-accelerated filer, and we benefit from certain reduced governance and disclosure requirements, but we cannot be certain if the reduced disclosure requirements make our common stock less attractive to investors.

Currently, we are a "smaller reporting company," meaning that our outstanding common stock held by nonaffiliates had a value of less than $250 million at the end of our most recently completed second fiscal quarter. We are also a non-accelerated filer because we had a public float of less than $75 million as of the last business day of our most recently completed second quarter. As a non-accelerated filer, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, meaning our auditors are not required to attest to the effectiveness of our internal control over financial reporting.

As a result, investors and others may be less comfortable with the effectiveness of our internal controls and the risk that material weaknesses or other deficiencies in internal controls go undetected may increase. In addition, as a smaller reporting company, we take advantage of our ability to provide certain other less comprehensive disclosures in our SEC filings, including, among other things, providing only two years of audited financial statements in annual reports and simplified executive compensation disclosures. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects, as the information we provide to investors is less robust than the disclosure investors receive from public companies that are not a smaller reporting company.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We take a comprehensive approach to cybersecurity risk management. We focus on securing our customers and stakeholders’ data to mitigate human-targeted and AI-assisted cyberattacks. Our Board of Directors of the Company (the "Board") and our management are involved in the oversight of our risk management program, of which cybersecurity represents an important component. As described in more detail below, we have established policies, standards, processes and practices designed to assess, identify, and manage material risks from cybersecurity threats. We have devoted resources to implement and maintain security measures in an effort to meet regulatory requirements and customer expectations, and we intend to continue to make investments in our data and cybersecurity infrastructure.

There can be no guarantee that our policies and procedures will be effective, as cyber criminals are becoming more sophisticated and effective every day and increasingly targeting enterprise software companies. Although our Risk Factors include further detail about the material cybersecurity risks we face, we believe that risks from cybersecurity threats have not materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that such incidents will not materially affect us, including our business strategy, results of operations, or financial condition.

For the periods presented in this Annual Report and through its filing, we were not aware of any material cybersecurity incidents that had a significant impact on our operations or financial condition. For more information on our cybersecurity related risks in Part I, Item 1A Risk Factors of this Annual Report.

Risk Management and Strategy

Our policies, standards, processes and practices designed to assess, identify, and manage material risks from cybersecurity threats are integrated into our overall risk management program. These policies, standards, processes, and practices are based on maintaining a security-in-depth methodology as informed by the National Institute of Standards and Technology (“IST”) Cybersecurity Framework, the International Organization for Standardization (“ISO”)/IEC 27001 and other applicable industry standards. Key controls include: (a) zero trust network architecture for employee privileged and non-privileged application access; (b) mandatory employee security awareness training and phishing simulations, plus follow-up remedial training if necessary; (c) periodic third-party network and host vulnerability scans; and (d) 24/7 Security Operations Center monitoring all corporate endpoints which escalates to senior engineering resources as necessary for incident response and remediation.

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

Risk Assessment

We periodically conduct a cybersecurity risk assessment that takes into account information from internal resources (e.g., vulnerability scans, incident reporting), known information security vulnerabilities, and information received from external sources (e.g., reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants).

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

External Assessments

Our cybersecurity policies, standards, processes and practices are periodically assessed by consultants and external auditors. These assessments include a variety of activities including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. We also have achieved PCI SAQ-A Compliance every year since prior to becoming a public entity. The results of significant assessments are reported to management, the Board and Audit Committee. Cybersecurity processes are adjusted, as appropriate, based on the information provided from these assessments.

Governance

We engage a consultant who is responsible for the day-to-day assessment and management of our material cybersecurity risks. The consultant has over 10 years of experience in providing various aspects of security services (including the establishment of IT infrastructure and security maintenance) over the course of his career. His responsibilities include securing infrastructure, implementing security controls, and supporting secure business operations.

To ensure robust oversight, we are establishing a Security Council, led by our consultant, that is comprised of senior leaders, including our Chief Financial Officer, Chief Accounting Officer and Interim General Counsel. The Security Council has primary management oversight responsibility for assessing and managing risks related to information security, fraud, vendor oversight, data protection and privacy, and our cybersecurity program, as well as responsibility for management of our information security systems.

The Board is responsible for overseeing the Company's enterprise risk. The Security Council will report to the Board on cybersecurity risks.

In addition to our ongoing ordinary course cybersecurity oversight procedures, we also have a security incident response framework in place. We use this incident response framework, which includes an applicable incident response reporting obligations, as part of the process we employ to keep our management and the Board informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents. The framework is a set of coordinated procedures and tasks that our incident response team, under the direction of the Security Council, executes in the event of a cybersecurity incident that is designed to provide timely and accurate information flow, escalation for remediation and consideration of public disclosures, and resolution of cybersecurity incidents. Our cybersecurity framework includes periodic compliance assessments with our policies and standards and applicable state and federal statutes and regulations. In addition, we seek to validate compliance with our internal data security controls through the use of security monitoring utilities and internal and external audits. We also conduct annual cybersecurity tabletop exercises, with the intent of validating our policies and procedures.

ITEM 2. PROPERTIES

In March 2023, we purchased a new office building in Las Vegas, Nevada, where our principal business operations for in office collaboration of product, operations, and revenue teams are located for our Skillz segment. Since February 2024, the building has been utilized as the Company’s headquarters. We also lease offices in smaller buildings and coworking spaces in major cities. In connection with our acquisition of RZR in 2021, we assumed leases for a number of offices and coworking spaces around the world, including data centers in the U.S. and Hong Kong and a workspace in the Philippines for our RZR segment.

During the year ended December 31, 2025, we commenced a lease for office space in Bangalore, India with a term of 36 months. Future rent obligations as lease commencement totaled approximately $1.4 million.

ITEM 3. LEGAL PROCEEDINGS

The information set forth under the heading “Legal Matters” in Note 9, Commitments and Contingencies, in Part II, Item 8 of this Annual Report is incorporated herein by reference.

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

Holders of our Common Stock

As of March 27, 2026, there were 234 holders of record of our Class A common stock and one holder of record of our Class B common stock. The number of record holders does not include Depository Trust Company participants or beneficial owners holding shares through nominee names.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Refer to Note 13, Stock-Based Compensation, in Part II, Item 8 of this Annual Report.

Unregistered Sales of Equity Securities

None.

Repurchases

The following table provides information about the purchases of our common stock made through the three months ended December 31, 2025:

Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(a)
October 1, 2025 through October 31, 2025	1,584	$6.62	1,584	$24.9
November 1, 2025 through November 30, 2025	145,301	$5.84	145,301	$24.1
December 1, 2025 through December 31, 2025	117,960	$5.67	117,960	$23.4
Total	264,845	$5.77	264,845

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

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Part II, Item 8 of this Annual Report. This section generally discusses the results of our operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. For a discussion of the year ended December 31, 2024 compared to the year ended December 31, 2023, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2024.

Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Skillz Inc. (the “Company,” “Skillz,” “we,” “us,” “our,” and “its”). MD&A is provided as a supplement and should be read in conjunction with the consolidated financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in Part I, including Note Regarding Forward-Looking Statements and Item 1A, “Risk Factors”. Actual results may differ materially from those contained in any forward-looking statements. Our historical results are not necessarily indicative of the results that may be expected for any period in the future.

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

In March 2026, Aarki, our performance marketing platform business, rebranded as “RZR.” The rebrand reflects an evolution of the platform’s capabilities and market positioning and does not represent a change in ownership or legal structure.

Paired with RZR (formerly Aarki), our AI-powered advertising technology segment, Skillz operates an ecosystem that combines content, audience, and performance into a unified growth engine. RZR delivers advertising solutions that drive revenue growth for brands and mobile apps by leveraging billions of contextual bidding signals, proprietary machine learning, and behavioral models to engage audiences in a privacy-first world. We are increasingly focused on expanding into emerging performance channels such as connected television, as well as enhancing cross-channel measurement and optimization capabilities. As Skillz onboards new developers, RZR’s platform is designed to power game title growth through user acquisition and monetization, continuously enhancing its machine learning engine, which in turn delivers better outcomes for developers and greater efficiency for the Skillz platform.

Trends and Developments Impacting our Business

Trends

Engagement marketing is a sales and marketing expense representing rewards and awards that developers do not have a valid expectation of being offered to end-users to engage on our platform. Engagement marketing may be impacted by end-user incentives, which include Bonus Cash that could only be used to enter into paid contests.

User acquisition (“UA”) marketing is a sales and marketing expense to acquire new paying users to our platform. UA marketing spend during fiscal year 2025 was approximately $17.4 million, as compared to approximately $18.4 million in fiscal year 2024. The reduction in UA marketing expenses in fiscal year ending December 31, 2025 compared to 2024 has resulted in a reduction in revenue and is expected to continue to result in a reduction in revenue. We are currently unable to reasonably estimate the quantitative impact, or range of impact, that reductions in UA marketing will have on forward-looking revenue as a result of the number of interrelated factors impacting revenue, including, but not limited to, retention of existing users on the platform, average revenue per paying monthly active user, efficacy of various marketing programs on existing users, elasticity of the digital advertising supply curve, and impact of varying levels of player liquidity on the existing user ecosystem.

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

Following receipt of the Notice, on September 1, 2025, we filed suit in the Court of Chancery of the State of Delaware, seeking injunctive and declaratory relief in relation to Tether’s breach of the Tether Agreements. The Company is also disputing Tether’s allegations with respect to the grounds for termination of the Tether Agreements for cause. We intend to defend our position, but can provide no assurances regarding the outcome of the claim and the impact it may have on our business. See the risk factor entitled “Historically, a limited number of games have accounted for a substantial portion of our revenue. If these games were to become less popular or be removed from our platform and we are unable to identify and market suitable replacements, our business and prospects could suffer” in Part I, Item 1A, Risk Factors of this Annual Report for additional information on risks related to Tether’s Notice. The removal of Solitaire Cube and 21 Blitz contrary to the terms set forth in the agreements and/or before Skillz can provide a suitable replacement to such games may cause a material adverse effect on our platform business and results of operations.

Papaya Litigation

On October 28, 2025, the Court denied Papaya’s motion for summary judgment as to Skillz’s claims against Papaya. The Court also denied Papaya’s motion to exclude Skillz’s consumer and damages experts. On November 21, 2025, the Court granted Skillz’s motion for summary judgment of all of Papaya’s remaining counterclaims and affirmative defenses. On February 12, 2026, the Court granted in part and denied in part Skillz’s motion to exclude Papaya’s damages and technical experts. The Court also granted in part and denied in part Papaya’s motion to exclude Skillz’s technical expert. The trial is currently scheduled to begin on April 13, 2026 (see Note 9, Commitments and Contingencies, in Part II, Item 8 of this Annual Report).

Items Impacting Comparability of Results of Operations and Financial Condition

Our consolidated financial statements included in this report reflect the following additional items impacting the comparability of results of operations and financial condition during the fiscal year 2025 to those during fiscal year 2024:

•During fiscal year 2024, a federal jury in San Jose, California issued a verdict in favor of Skillz in a patent infringement action Skillz brought against a privately-held mobile gaming company, AviaGames (“Patent Case”). Skillz, along with game developer Big Run, brought a separate case against AviaGames for false advertising, copyright infringement, and violations of California’s state unfair competition law in federal court in San Francisco, California (“Unfair Competition Case”). Skillz, Big Run, and AviaGames entered into a settlement agreement with respect to both the Patent Case and Unfair Competition Case pending against AviaGames (the “Litigation Settlement”). In exchange for dismissal of both actions and other settlement terms, AviaGames agreed to pay Skillz and Big Run a total of $80.0 million. The Company and Big Run collectively received $50.0 million from AviaGames pursuant to the settlement agreement. Of the $50.0 million received, Skillz received $48.0 million, $2.0 million of which was for settlement of the amount outstanding under the a loan and security agreement with Big Run. The Company recorded a gain from the Litigation Settlement netting to $46.0 million consisting of the gross payment of $48.0 million less the

$2.0 million received for satisfaction and settlement of the loan and security agreement. AviaGames is required to pay Skillz an additional $7.5 million annually over a four-year period as royalty payments for AviaGames’ license of the applicable patent and its patent family; no portion of these payments are due to Big Run. During fiscal year 2025, the Company recorded a gain from the Litigation Settlement of $7.5 million when payment was received (see Note 9, Commitments and Contingencies, in Part II, Item 8 of this Annual Report).
•During fiscal year 2024, the parties involved with the De-SPAC litigation executed a term sheet to settle the action in principle for $10.0 million, subject to completing settlement documentation and obtaining court approval. As the successor to Flying Eagle, the defendant in the De-SPAC litigation, Skillz is obligated to indemnify and pay legal costs of the Individual D&O Defendants of Flying Eagle in their capacities as such in connection with this action and, as such recorded an expense of $10.0 million, which is reflected in general and administrative expense for the year ended December 31, 2024 (see Note 9, Commitments and Contingencies, in Part II, Item 8 of this Annual Report).
•During fiscal year 2025, the Company filed suit against its insurance carrier for D&O insurance coverage in connection with the Company’s De-SPAC litigation. The insurance carrier agreed to contribute a total of $9.8 million to the Company in connection with this matter’s settlement agreement. The Company recorded the insurance recovery proceeds as an offset to general and administrative expenses for the year ended December 31, 2024 (see Note 9, Commitments and Contingencies, in Part II, Item 8 of this Annual Report). During fiscal year 2025, the insurance proceeds were received and the De-SPAC settlement payment was remitted.
•During fiscal year 2025, the Company and a vendor settled a dispute. In exchange for mutual releases of all claims, the Company paid the vendor $2.8 million that was fully accrued as of December 31, 2024 (see Note 9, Commitments and Contingencies, in Part II, Item 8 of this Annual Report).
•During fiscal year 2025, the Company and a vendor agreed to mediate a dispute that resulted in a settlement where the Company agreed to pay the vendor $0.5 million, which represented the past due balances for year one and year two of the agreement that were fully accrued as of December 31, 2024 (see Note 9, Commitments and Contingencies, in Part II, Item 8 of this Annual Report).
•During fiscal year 2025, the Company and a lessor of its former headquarters in San Francisco mutually agreed to terminate a lease. In exchange for the mutual releases, the Company paid the lessor a lump sum payment of $14.0 million (see Note 9, Commitments and Contingencies, in Part II, Item 8 of this Annual Report).
•During fiscal year 2024, the Court of Appeals issued its decision, affirming the judgment of $4.4 million, with an additional $2.3 million for a total award of $6.7 million in connection with a dispute with a former employee. The Court of Appeals also affirmed the dismissal of the wrongful termination and retaliation claims, holding that stock options are not wages. The Court of Appeal’s decision became final, non-appealable and enforceable. The amount was fully satisfied during fiscal year 2024.

Our Financial Model

Skillz’s financial model is intended to align the interests of gamers and developers, driving value for our stockholders. By monetizing through competition, our system eliminates friction that exists in traditional monetization models between the developer and the gamer. The more gamers enjoy our platform, the longer they play, creating more value for Skillz and our developers. By generating higher player to payor conversion, retention and engagement, we are able to monetize users at higher rates than what our developers would generate through advertisements or in-game purchases.

Our platform allows users to participate in fair competition, while rewarding developers who create games that keep players engaged. We generate revenue by receiving a percentage of player entry fees in paid (cash or Bonus Cash) contests, after deducting end-user prizes (i.e., winnings from the competitions), end-user incentives accounted for as reduction of revenue and the profit share paid to developers (the “Take Rate”). GMV represents entry fees that may be paid using cash deposits, prior winnings (which includes Bonus Cash previously won and returned as winnings), and end-user incentives (which includes Bonus Cash that has been lost during the period). We offer incentives to end-users to drive traffic to the Skillz platform. End-user incentives that are offered on behalf of game developers, such as Ticketz (which can be redeemed for Bonus Cash) and initial deposit Bonus Cash, are accounted for as a reduction of revenue. End-user incentives for which game developers do not have a valid expectation of being offered to end-users to engage on the platform, such as limited-time Bonus Cash offers, are accounted for as a sales and marketing expense. Refer to Note 2, Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report for further information.

The following are key elements of our financial model:

Scale, growth and engagement of the users

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

Scale, growth and partnership of our developers

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

Product-first philosophy and data science capabilities

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

Our unit economics

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

The following supplemental financial information summarizes key operating metrics for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Gross marketplace volume (“GMV”) (000s)(1)	$541,853	$608,248
Paying monthly active users (“PMAUs”) (000s)(2)	141	118
Monthly active users (“MAUs”) (000s)(3)	658	816
Average GMV per PMAU(4)	$319.8	$429.6
Average GMV per MAU(5)	$68.7	$62.1
Average revenue per PMAU (“ARPPU”)(6)	$61.7	$66.6
Average revenue per MAU (“ARPU”)(7)	$13.2	$9.6
PMAU to MAU ratio	21%	14%
Average end-user incentives, included as sales and marketing expense, per PMAU(8)	$20	$26
Average end-user incentives, included as sales and marketing expenses, per MAU(9)	$4	$4
(1)“Gross Marketplace Volume” or “GMV” means the total entry fees paid by users for contests hosted on Skillz’ platform. Total entry fees include entry fees paid by end-users using cash deposits, prior winnings from end-users’ accounts that have not been withdrawn, and end-user incentives used to enter paid entry fee contests.
(2)“Paying Monthly Active Users” or “PMAUs” means the number of end-users who entered into a paid contest hosted on Skillz’ platform at least once in a month, averaged over each month in the period.
(3)“Monthly Active Users” or “MAUs” means the number of playing end-users who entered into a paid or free contest hosted on Skillz’ platform at least once in a month, averaged over each month in the period.
(4)“Average GMV per PMAU” means the average GMV in a given month divided by PMAUs in that month, averaged over the period.
(5)“Average GMV per MAU” means the average GMV in a given month divided by MAUs in that month, averaged over the period.
(6)“Average Revenue per PMAU” or “ARPPU” means the average revenue in a given month divided by PMAUs in that month, averaged over the period and does not include a deduction for end-user incentives that are included in sales and marketing expense.
(7)“Average Revenue per MAU” or “ARPU” means the average revenue in a given month divided by MAUs in that month, averaged over the period and does not include a deduction for end-user incentives that are included in sales and marketing expense.
(8)Amount reflects the average end-user incentives included in sales and marketing expense in a given month divided by PMAUs in that month, averaged over the period.
(9)Amount reflects the average end-user incentives included in sales and marketing expense in a given month divided by MAUs in that month, averaged over the period.
Key Components of Results of Operations

Revenue

We generate revenue from our two reportable operating segments, Skillz and RZR.

Skillz Revenue

Skillz provides a service to the game developers aimed at improving the monetization of their game content. The monetization service provided by Skillz allows developers to offer multi-player competition to their end-users, which increases retention and engagement.

By utilizing the Skillz monetization services, game developers can enhance the player experience by enabling them to compete in head-to-head matches, live tournaments and leagues and increase player retention through referral bonus programs, loyalty perks, in-system achievements and Bonus Cash. Skillz provides developers with an SDK that they can download and integrate with their existing games. The SDK serves as a data interface between Skillz and the game developers that enables Skillz to provide monetization services to the developer. Specifically, these monetization services include end-user registration services, player matching, fraud and fair play monitoring, and billing and settlement services. The SDK and Skillz monetization services provide the following key benefits to the developers:

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

For the year ended December 31, 2025, the platform had approximately 0.7 million monthly active users (“MAUs”) and hosted an average of over 0.8 million daily tournaments, including an average of approximately 0.4 million paid entry daily tournaments, offering over $37.0 million in prizes each month.

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

Over the course of the fiscal years ending December 31, 2025 and 2024, our focus was on driving higher efficiency from our marketing investment by (1) reducing spend on low-return engagement marketing programs, which we expect will result in lower engagement marketing as a percentage of revenue and (2) driving UA efficiency by optimizing spend across networks, and driving higher organic traffic. To the extent we reduce engagement marketing spend, we expect to reduce our Bonus Cash end-user incentives in proportion to such overall engagement marketing reduction.

RZR Revenue

RZR offers a technology platform (i.e. demand side platform, “DSP”) to source available advertising space from its network of vendors and suppliers, which uses a real-time auction process. The revenue from advertising is recognized over time based on the number of impressions delivered as the performance obligation is satisfied, which represents the transfer of services to the customer. The Company considers itself the agent of its customer(s). This is due to the Company’s involvement in programmatically placing and sourcing advertisements on behalf of customers via a network of third party publishers. The Company does not, at any time, take ownership of advertising inventory being sourced and placed. If the Company wins the auction and an impression is served, the customer’s advertisement is displayed on the publisher or supplier’s mobile application.

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

Segments

We have two reportable business segments: Skillz and RZR. We evaluate the performance of our segments based on revenue and adjusted EBITDA to assess operational performance and identify actions required to improve profitability.

Skillz

Our platform enables game developers to monetize their content through multi-player competition by integrating real-money tournaments, virtual prizes, and social competition features directly into their games. The platform provides a managed backend that supports key competitive functionality, including player matching, leaderboards, anti-cheat integrity systems, and payment processing. Our scalable multi-player platform allows for real-world prizes that go beyond one-off competitive implementations and provides for a repeatable, developer-accessible system. In exchange for access to our multi-player platform and monetization services, Skillz and its developers share in the aggregate entry fees paid by end users. Our platform capability highlights include:

•Monetize Through Competitions: Developers may earn revenue by hosting skill-based competitions where players pay entry fees, and Skillz takes a percentage of the pool.
•Player Matching: Automatically match players based on skill levels, ensuring fair and engaging gameplay experiences.
•Cross-Platform Support: The Skillz platform is compatible with Android, iOS, and some Unity-based games, allowing developers to reach a broad audience.
•Comprehensive Analytics: Developers have access to performance metrics, player insights, and revenue data through the Skillz dashboard.
•Focus on Game Development: With Skillz managing tournaments, payments, and player matching, developers can focus on building their games’ core mechanics and experiences.

In addition to using its platform to partner with game developers, Skillz publishes select game titles, which are shared with the broader ecosystem.

RZR (formerly Aarki)

RZR is a performance marketing platform that enables advertisers to acquire, retain, and monetize users across mobile, connected television (CTV), and other digital channels. The platform utilizes proprietary machine learning and neural network-based architecture to optimize campaigns across user acquisition, retargeting, and brand performance objectives within a unified system.

The platform processes large-scale data inputs in real time and applies predictive models to optimize bidding, targeting, and campaign performance across channels.

While historically focused on mobile gaming, RZR now serves a broader set of industries, including consumer applications, retail, food and beverage, and entertainment.

At the center of this long-term vision is RZR’s strategic relationship with our Skillz platform. Together, we believe our Skillz platform and RZR form an ecosystem in which content creation, audience, and performance continuously reinforce one another. For our developers, RZR enables monetization through user acquisition and re-targeting, and the more Skillz SDK-enabled developers use RZR, the better RZR’s machine learning engine becomes, which we believe drives improved outcomes for the developers and more spend on the RZR platform.

Results of Operations

The following table presents our Results of Operations as reported for the year ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,		2025 to 2024 Change
			Increase/(Decrease)
	2025	2024	$	%
Revenue	$104,496	$92,865	$11,631	13%
Costs and expenses:
Cost of revenue	13,050	13,405	(355)	(3)%
Research and development	20,621	16,747	3,874	23%
Sales and marketing	71,125	76,360	(5,235)	(7)%
General and administrative	71,118	78,856	(7,738)	(10)%
Gain from litigation settlement	(7,500)	(46,000)	38,500	(84)%
Total costs and expenses	168,414	139,368	29,046	21%
Loss from operations	(63,918)	(46,503)	(17,415)	37%
Interest (expense) income, net	(5,815)	298	(6,113)	(2051)%
Change in fair value of common stock warrant liabilities	—	11	(11)	(100)%
Other expense, net of other income	(567)	(530)	(37)	7%
Loss before income taxes	(70,300)	(46,724)	(23,576)	50%
Provision for income taxes	108	66	42	64%
Net loss	$(70,408)	$(46,790)	(23,618)	50%

Total Revenue

Total revenue increased by $11.6 million, or 13%, to $104.5 million in 2025 from $92.9 million in 2024. This was primarily due to higher revenue from our RZR segment, partially offset by lower revenue from our Skillz segment.

RZR revenue increased by $15.9 million, or 153%, to $26.3 million in 2025 from $10.4 million in 2024. This was primarily due to higher advertising technology revenue from greater demand.

Skillz revenue decreased by $4.3 million, or 5%, to $78.2 million in 2025 from $82.4 million in 2024. This was primarily due to lower competition revenue from reduced tournament play, together with lower average entry fees, partially offset by reduced marketing spend.

Costs and Expenses

Cost of revenue decreased by $0.3 million, or 3%, to $13.1 million in 2025 from $13.4 million in 2024. This was primarily driven by lower variable costs from our Skillz segment, partially offset by higher variable costs from our RZR segment.

Research and development costs increased by $3.9 million, or 23%, to $20.6 million in 2025 from $16.7 million in 2024. This was primarily driven continued investment in our operations to generate future growth, particularly with increases in employee related costs, partially offset by lower software license and server fees incurred from our Skillz segment.

Sales and marketing expenses decreased by $5.2 million, or 7%, to $71.1 million in 2025 from $76.4 million in 2024. This was primarily due to lower employee related, player engagement incentives, user acquisition costs and professional fees from our Skillz segment.

General and administrative expenses decreased by $7.8 million, or 10%, to $71.1 million in 2025 from $78.9 million in 2024. This was primarily due to lower employee related expenses, reduced facilities expenses related to a terminated lease of our former headquarters and decreased professional fees.

We recorded a gain on legal settlement of $7.5 million and $46.0 million in 2025 and 2024, respectively, in connection with the AviaGames litigation.

Interest expense was $5.8 million in 2025, as compared to interest income, net of $0.3 million in 2024. This was primarily due to lower amounts earned from reduced interest rates, together with lower investment balances.

The provision for income taxes was $0.1 million in 2025 and 2024. This was primarily due to a book loss, state taxes and equity award activities, mostly offset by a full valuation allowance on our deferred tax assets.

Primarily as a result of the factors described above, we had a net loss of $70.4 million in 2025, as compared to a net loss of approximately $46.8 million in 2024.

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

Adjusted EBITDA
“Adjusted EBITDA” is defined as net loss, excluding interest expense (income), net; change in fair value of common stock warrant liabilities; other (expense) income, net; provision for income taxes; depreciation and amortization; stock-based compensation; and certain other non-cash or non-recurring items impacting net loss from time to time, including, but not limited to charges related to impairment of goodwill and long-lived assets, litigation accruals, loss contingency accruals, gains on extinguishment of debt, gains from litigation settlements, restructuring charges and one-time nonrecurring expenses, as they are not indicative of business operations. Adjusted EBITDA is intended as a supplemental measure of our performance that is neither required by, nor presented in accordance with, GAAP. Our management believes Adjusted EBITDA is useful in evaluating its operating performance and is a similar measure reported by publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors, and other interested parties in analyzing operating performance and prospects. By providing this non-GAAP measure, we intend to provide investors with an additional tool to use in evaluating ongoing operating results and trends and in comparing the Company’s financial measures with those of comparable companies, which may present similar non-GAAP financial measures to investors. However, you should be aware that when evaluating Adjusted EBITDA, we may incur future expenses similar to those excluded when calculating this measure. In addition, our presentation of this measure should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Our computation of Adjusted EBITDA may not be comparable to other similarly titled measures computed by other companies, as all companies may not calculate Adjusted EBITDA in the same manner.

In light of these limitations, Adjusted EBITDA should not be considered in isolation or as a substitute for performance measures calculated in accordance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA on a supplemental basis.
The following table reconciles net loss to Adjusted EBITDA for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024
Net loss	$(70,408)	$(46,790)
Interest expense (income), net	5,815	(298)
Provision for income taxes	108	66
Depreciation and amortization	1,381	1,665
Stock-based compensation	19,580	30,015
Change in fair value of common stock warrant liabilities	—	(11)
Gain from litigation settlement(1)	(7,500)	(46,000)
Other expense (income)	567	530
Adjusted EBITDA	$(50,457)	$(60,823)

(1)Represents a gain on legal settlement recorded in connection with proceeds received under the terms of a settlement agreement entered into with AviaGames in connection with certain bot misuse litigation. Refer to Note 9, Commitments and Contingencies, in Part II, Item 8 of this Annual Report.

Liquidity and Capital Resources

As of December 31, 2025, our principal sources of liquidity are our cash and cash equivalents in the amount of $194.5 million, which are primarily invested in money market funds with maturities of less than three months.

During fiscal year 2021, the Company offered $300.0 million in aggregate principal senior secured notes due 2026. The notes were sold in a private placement to qualified institutional buyers. Interest accrues at an annual interest rate is 10.25% and is payable semiannually on June 15 and December 15 of each year. The notes mature on December 15, 2026. We used the net proceeds from the offering for general corporate purposes. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, enter into certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. After giving effect to open market repurchases of our senior secured notes, $129.7 million of the senior secured notes remained outstanding as of December 31, 2025. We were in compliance with all covenants applicable to our secured notes as of December 31, 2025 and 2024.

We believe our existing sources of liquidity are sufficient to fund our operating activities on a short- and long-term basis. Our future cash requirements will depend on many factors, including revenue growth and additional sales and marketing spending activities in addition to funds needed to invest in or acquire complementary businesses, applications or technologies. However, we cannot assure you that cash provided by operating activities or cash and cash equivalents will be sufficient to meet our future needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain additional financing on favorable terms or at all.

The following table provides a summary of cash flow data (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(68,927)	$(7,074)
Net cash used in investing activities	$(6,137)	$(1,377)
Net cash used in financing activities	$(10,975)	$(21,654)

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

Net cash used in operating activities was $68.9 million for the year ended December 31, 2025, which was primarily due to changes in operating assets and liabilities. In addition, the changes in operating assets and liabilities were related to cash receipts and disbursements in the normal course of business.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.1 million for the year ended December 31, 2025, which was primarily due to $4.7 million of capitalized software development costs and $1.4 million for purchases of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $11.0 million for the year ended December 31, 2025, which was primarily due to $9.3 million for repurchases of common stock and $1.3 million of payments for net proceeds from the exercise of common stock options and issuance of common stock.

Contractual Obligations and Commitments

Our material cash requirements include the following contractual and other obligations.

Leases

We have operating lease arrangements for office space, and finance lease agreements for certain network equipment. As of December 31, 2025, we had lease payment obligations of $1.3 million, with $0.6 million payable within 12 months (see Note 8, Leases, in Part II, Item 8 of this Annual Report).

Long-Term Debt

The Company’s long-term debt consists of the senior secured notes due in 2026. The total principal amount of $129.7 million, gross of discount and issuance costs, net, is due on December 15, 2026 (see Note 7, Long-Term Debt, in Part II, Item 8 of this Annual Report).

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources (see Note 2, Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report for additional information). Actual results may differ from these estimates under different assumptions or conditions.

End-User Incentive Programs

To drive traffic to the platform, the Company provides promotions and incentives to end-users in various forms, including Ticketz and Bonus Cash. Evaluating whether a promotion or incentive is a payment to a customer may require significant judgment.

Our primary end-user incentive is Bonus Cash, which is a promotional incentive that cannot be withdrawn and can only be used by end-users to enter paid-entry fee contests. Bonus Cash used as entry fees for paid Competitions (as defined below) can include newly issued Bonus Cash or Bonus Cash returned to end-users from prior winnings. We recognize the cost of Bonus Cash as sales and marketing expenses or a reduction of revenue (as discussed below). When Bonus Cash is used towards entry fees for a paid Competition and is returned to an end-user as winnings, we do not record any additional sales and marketing expenses or reductions to revenue. Likewise, if Bonus Cash is returned to an end-user and is used to enter subsequent competitions, which they continue to win, we do not record any additional sales and marketing expenses or reductions to revenue.

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

Indirect Tax Liabilities

The Company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions that require management to make various estimates. The Company has indirect tax liabilities totaling $12.6 million and $14.9 million as of December 31, 2025 and 2024, respectively, associated with indirect taxes based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. The Company’s application of the revenue code for indirect taxes in certain jurisdictions, including those within the United States, may be challenged by taxing authorities in those jurisdictions. Any associated assessments may result in additional tax liabilities. The Company does not currently anticipate that any such assessments will result in a material increase in the liabilities.
Fair Value of Non-Marketable Equity Securities
The Company remeasures fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer (“measurement alternative”). This election is reassessed each reporting period to determine whether non-marketable equity securities have a readily determinable fair value, in which case they would no longer be eligible for this election and would be measured at fair value. The Company bases these estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities.
Impairment of Long-Lived Assets
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

Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies, in Part II, Item 8 of this Annual Report for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Skillz Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Skillz Inc. and subsidiaries (the "Company") as of December 31, 2025, the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue - End-User Incentive Programs – Refer to Note 3 to the financial statements

Critical Audit Matter Description
The Company offers promotions and incentives to end-users, which may be classified as a reduction to revenue if it is considered consideration payable to a customer, or sales and marketing expense.. The determination of this classification is dependent upon significant judgment as to whether its customers, the game developers, have a valid expectation that such incentives will be provided to end users. For the year ended December 31, 2025, the Company recognized a reduction of revenue of $6.7 million and sales and marketing expense of $32.9 million related to end-user incentives.

We identified the classification of end-user incentives as a critical audit matter because of the judgments management makes to evaluate all information reasonably available to game developers in determining whether a valid expectation exists that incentives offered through the Company’s various promotions and incentives will be provided to end users. This required a high degree of auditor judgment and increased extent of testing.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to end-user incentives included the following, among others:
•We obtained an understanding of relevant factors which influence the accounting policies and practices of each type of end-user incentive by:
◦Observing end-user incentives as they occur in game through test play
◦Reading of end-user and developer terms and conditions of service; developer contracts; website, advertisements, and other information published by the Company
◦Inquiring of relevant Company personnel regarding changes to platform features or marketing programs
•We utilized our understanding of end-user incentives to evaluate the Company’s accounting policy, including the judgment as to whether its customers have a valid expectation that each type of promotion or incentive will be provided to end users.
We evaluated that the classification of promotions and incentives by type were in alignment with the Company’s accounting policy.

/s/ Deloitte & Touche LLP
Las Vegas, Nevada
March 31, 2026

We have served as the Company’s auditor since 2025.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Skillz Inc.

Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Skillz Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Change in accounting principle
As discussed in Note 2 to the consolidated financial statements, the Company has adopted new accounting guidance in 2024 related to the disclosure of segment information in accordance with Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280).

Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ GRANT THORNTON LLP

We served as the Company’s auditor from 2023 to 2025.

San Jose, California
November 6, 2025

SKILLZ INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except for number of shares and par value per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$194,513	$271,923
Restricted cash	—	9,000
Accounts receivable, net of allowance for credit losses of $257 and $273 as of December 31, 2025 and 2024, respectively	14,412	4,890
Prepaid expenses and other current assets	7,553	17,342
Total current assets	216,478	303,155
Non-current assets:
Property and equipment, net	20,776	16,282
Operating lease right-of-use assets, net	1,082	308
Non-marketable equity securities	52,768	52,768
Restricted cash, non-current	1,000	1,000
Other non-current assets	1,351	755
Total non-current assets	76,977	71,113
Total assets	$293,455	$374,268
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,713	$9,799
Operating lease liabilities, current	465	1,544
Current portion of long-term debt	127,589	—
Other current liabilities	42,944	54,564
Total current liabilities	180,711	65,907
Non-current liabilities:
Operating lease liabilities, non-current	665	9,338
Long-term debt, net	—	125,654
Other non-current liabilities	259	333
Total non-current liabilities	924	135,325
Total liabilities	181,635	201,232
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock $0.0001 par value; 10.0 million shares authorized — no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Common stock $0.0001 par value; 31.3 million shares authorized; Class A common stock – 25.0 million shares authorized; 19.3 million and 18.7 million shares issued; 12.2 million and 13.3 million outstanding as of December 31, 2025 and 2024, respectively; Class B common stock – 6.3 million shares authorized; 3.4 million shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	1
Additional paid-in capital	1,245,462	1,226,642
Accumulated other comprehensive loss	(371)	—
Accumulated deficit	(1,091,666)	(1,021,258)
Treasury stock at cost, 7.1 million and 5.4 million shares as of December 31, 2025 and 2024, respectively	(41,606)	(32,349)
Total stockholders’ equity	111,820	173,036
Total liabilities and stockholders’ equity	$293,455	$374,268

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except for number of shares and per share amounts)

	Year Ended December 31,
	2025	2024
Revenue	$104,496	$92,865
Costs and expenses:
Cost of revenue	13,050	13,405
Research and development	20,621	16,747
Sales and marketing	71,125	76,360
General and administrative	71,118	78,856
Gain from litigation settlement	(7,500)	(46,000)
Total costs and expenses	168,414	139,368
Loss from operations	(63,918)	(46,503)
Interest (expense) income, net	(5,815)	298
Change in fair value of common stock warrant liabilities	—	11
Other expense, net of other income	(567)	(530)
Loss before income taxes	(70,300)	(46,724)
Provision for income taxes	108	66
Net loss	$(70,408)	$(46,790)
Net loss per share attributable to common stockholders:
Basic and diluted	$(4.51)	$(2.62)
Weighted average shares outstanding:
Basic and diluted	15,605,220	17,845,771

Other comprehensive loss:
Change in unrealized gain on available-for-sale investments, net of tax	$—	$7
Foreign currency translation loss	(371)	—
Total other comprehensive (loss) income	(371)	7
Total comprehensive loss	$(70,779)	$(46,783)

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024
Operating Activities
Net loss	$(70,408)	$(46,790)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,381	1,665
Stock-based compensation	19,580	30,015
Accretion of unamortized debt discount and amortization of debt issuance costs	1,935	1,719
Non-cash lease expense	306	—
Change in fair value of common stock warrant liabilities	—	(11)
(Recoveries of) provision for bad debt	(16)	221
Changes in operating assets and liabilities:
Accounts receivable	(9,506)	831
Prepaid expenses and other assets	9,193	(8,683)
Accounts payable	411	7,022
Operating lease liabilities	(10,369)	(298)
Other accruals and liabilities	(11,434)	7,235
Net cash used in operating activities	(68,927)	(7,074)
Investing Activities
Purchases of property and equipment	(1,403)	(668)
Capitalization of software development costs	(4,734)	(1,841)
Purchases of marketable securities	—	(5)
Proceeds from sales of marketable securities	—	1,137
Net cash used in investing activities	(6,137)	(1,377)
Financing Activities
Principal payments on finance leases obligations	(462)	(869)
Repurchase of common stock	(9,257)	(19,349)
Shares withheld for net settlement, net of proceeds from exercise of stock options	(1,256)	(1,436)
Net cash used in financing activities	(10,975)	(21,654)
Effect of exchange rates on cash and cash equivalents	(371)	—
Net change in cash, cash equivalents and restricted cash	(86,410)	(30,105)
Cash, cash equivalents and restricted cash – beginning of year	281,923	312,028
Cash, cash equivalents and restricted cash – end of year	$195,513	$281,923

Supplemental cash disclosures
Cash paid for interest	$13,291	$13,388
Cash paid for taxes, net of refunds received	151	183
Supplemental non-cash disclosures
Purchases of property and equipment included in accounts payable	58	555
Stock-based compensation capitalized in software development costs	236	71

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except for number of shares)

	Common stock		Treasury Stock		Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	19,183,046	$1	2,314,908	$(13,000)	$1,197,963	$(7)	$(974,468)	210,489
Issuance of common stock upon release of restricted stock units	420,747	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	227,112	—	—	—	(1,438)	—	—	(1,438)
Shares withheld related to net share settlement	1,801	—	—	—	2	—	—	2
Stock repurchased by the Company and held as treasury stock	(3,101,510)	—	3,101,510	(19,349)	—	—	—	(19,349)
Stock issued under employee stock purchase plan	5,708	—	—	—	28	—	—	28
Stock-based compensation	—	—	—	—	30,087	—	—	30,087
Other comprehensive income	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	(46,790)	(46,790)
Balance at December 31, 2024	16,736,904	$1	5,416,418	$(32,349)	$1,226,642	$—	$(1,021,258)	$173,036
Issuance of common stock upon release of restricted stock units	372,614	—	—	—	—	—	—	—
Issuance of common stock upon exercise of stock options	3,735	—	—	—	—	—	—	—
Shares withheld related to net share settlement	207,985	—	—	—	(1,256)	—	—	(1,256)
Stock repurchased by the Company and held as treasury stock	(1,698,067)	—	1,698,067	(9,257)	—	—	—	(9,257)
Stock issued under employee stock purchase plan	6,741	—	—	—	39	—	—	39
Stock-based compensation	—	—	—	—	20,037	—	—	20,037
Other comprehensive loss	—	—	—	—	—	(371)	—	(371)
Net loss	—	—	—	—	—	—	(70,408)	(70,408)
Balance at December 31, 2025	15,629,912	$1	7,114,485	$(41,606)	$1,245,462	$(371)	$(1,091,666)	$111,820

See accompanying Notes to the Consolidated Financial Statements.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
In this filing, we refer to: (i) our audited consolidated financial statements and notes thereto as our “Consolidated Financial Statements”; (ii) our audited Consolidated Statements of Operations and Comprehensive Income as our “Statements of Operations”; (iii) our audited Consolidated Balance Sheets as our “Balance Sheets”; and (iv) our audited Consolidated Statements of Cash Flows as our “Statements of Cash Flows.”
1. Description of the Business and Basis of Presentation
Business
Skillz (the “Company” or “Skillz”) operates a proprietary, online-hosted, multi-player platform that creates a system inside of game developer’s games (“Competitions”) to players worldwide. Skillz provides developers with a software development kit (“SDK”) they can download and integrate with their existing games. The SDK serves as a data interface between Skillz and the game developers that enables Skillz to provide monetization services to the developer. Specifically, these monetization services include end-user registration services, player matching, fraud and fair play monitoring, and billing and settlement services.

In March 2026, the Company’s business Aarki rebranded as RZR. The rebrand reflects expanded capabilities and market positioning; there was no change to the entity’s legal structure or control. RZR is a performance marketing platform that provides data-driven user acquisition, retargeting, and advertising optimization services across mobile and other digital channels, including connected television.

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
Restricted cash consists of cash maintained under an agreement that legally restricts the use of such funds. Our restricted cash balance as of December 31, 2024 consisted of a letter of credit related to the Company’s former headquarters in San Francisco and a cash balance required to be held by our financial institution. During the year ended December 31, 2025, the Company and the lessor of its former headquarters in San Francisco mutually agreed to terminate the lease. As a result, $9 million of the letter of credit was terminated.
A reconciliation of the Company’s cash and cash equivalents in the consolidated balance sheets to cash, cash equivalents and restricted cash in the consolidated statements of cash flows as of December 31, 2025 and 2024 is as follows:

	December 31,
	2025	2024
Cash	$10,101	$19,975
Money market	184,412	251,948
Restricted cash - current	—	9,000
Restricted cash - non-current	1,000	1,000
Cash, cash equivalents and restricted cash	$195,513	$281,923
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

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Accounts Receivable, Net

Accounts receivable, net, represents amounts recorded for programmatic media campaigns, net of an allowance for credit losses from our advertising revenue customers of our RZR segment. The allowance for credit losses is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when there are specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data.

The activity in our allowance for credit losses for the years ended December 31, 2025 and 2024 is as follows:

	2025	2024
Beginning balance for credit losses	$273	$49
Provision for bad debt	—	221
(Recoveries) write-offs	(16)	3
Ending balance for credit losses	$257	$273

Four customers of RZR accounted for approximately 46% of the accounts receivable balance as of December 31, 2025, with each customer accounting for at least 10% of the total.

Four customers of RZR accounted for approximately 52% of the accounts receivable balance as of December 31, 2024, with each customer accounting for at least 10% of the total.
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
On March 15, 2023, the Company completed the purchase of an office building in Las Vegas, Nevada for $11.5 million, with $10.5 million and $1.0 million allocated to building and land components, respectively. The building will be depreciated on a straight-line basis over its estimated useful life of 39 years. The land is not subject to depreciation. The building has been utilized as the Company’s headquarters since February 2024.
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
Marketable securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in fair value, excluding credit losses and impairments, are recorded in other comprehensive income in the consolidated statements of operations and comprehensive loss. Fair value is calculated based on publicly available market information or other estimates determined by management. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, credit quality of debt instrument issuers, and the extent to which the fair value is less than cost. To determine credit losses, the Company employs a systematic methodology that considers available quantitative and qualitative evidence. In addition, the Company considers specific adverse conditions related to the financial health of, and business outlook for, the investee. If the Company plans to sell the security or it is more likely than not that the Company will be required to sell the security before recovery, then a decline in fair value below cost is recorded as an impairment charge in other expense, net of other income in the consolidated statements of operations and comprehensive loss and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.
The Company has elected to measure its existing investments in non-marketable equity securities at cost, less impairments, with remeasurements to fair value only upon the occurrence of observable price changes in orderly transactions for the identical or similar securities of the same issuer (“measurement alternative”). This election is reassessed each reporting period to determine whether non-marketable equity securities have a readily determinable fair value, in which case they would no longer be eligible for this election and would be measured at fair value. The Company evaluates its non-marketable equity securities for impairment at each reporting period based on a qualitative assessment that considers various potential impairment indicators. Impairment indicators might include, but would not necessarily be limited to, a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee, a significant adverse change in the regulatory, economic, or technological environment of the investee, a bona fide offer to purchase, an offer by the investee to sell, or a completed auction process for the same or similar securities for an amount less than the carrying amount of the investments in those securities. If an impairment exists, a loss is recognized in the consolidated statements of operations and comprehensive loss for the amount by which the carrying value exceeds the fair value of the investment. Gains and losses resulting from the remeasurement of non-marketable equity securities, including impairment, are recorded through other expense, net of other

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
income in the consolidated statements of operations and comprehensive loss. The Company separately presents investments in non-marketable equity securities within long-term assets on the consolidated balance sheets.

Advertising and Promotional Expense
Advertising and promotional expenses are included in sales and marketing expenses within the consolidated statements of operations and comprehensive loss and are expensed when incurred. For the years ended December 31, 2025 and 2024, advertising expenses, not including marketing promotions related to the Company’s end-user incentive programs, were $18.3 million and $19.4 million, respectively.

User Acquisition

User acquisition (“UA”) marketing costs to acquire new paying users to the platform are presented in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. For the years ended December 31, 2025 and 2024, UA marketing costs were approximately $17.4 million and $18.4 million, respectively.
Private Common Stock Warrant Liabilities
As part of the closing of Flying Eagle Acquisition Corporation’s, a Delaware corporation (“FEAC”), initial public offering, FEAC completed the private sale of 501,667 warrants to FEAC’s sponsor at a purchase price of $30.00 per warrant (the “Private Warrants”). In connection with the FEAC Business Combination, FEAC’s sponsor agreed to forfeit 250,833 Private Warrants. Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $230.00 per share. There were no Private Warrants outstanding as of December 31, 2025 as they all expired in fiscal 2025.
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
The Private Warrants were valued using the Black-Scholes-Merton Option pricing model that is based on the individual characteristics of the warrants on the valuation date, which include the Company’s stock price and assumptions for expected volatility, expected life and risk-free interest rate, as well as the present value of the minimum cash payment component of the instrument for the warrants, when applicable. Changes in the assumptions used could have a material impact on the resulting fair value of each warrant. The primary inputs affecting the value of the warrant liability are the Company’s stock price and volatility in the Company's stock price, as well as assumptions about the probability and timing of certain events, such as a change in control or future equity offerings. Increases in the fair value of the underlying stock or increases in the volatility of the stock price generally result in a corresponding increase in the fair value of the warrant liability; conversely, decreases in the fair value of the underlying stock or decreases in the volatility of the stock price generally result in a corresponding decrease in the fair value of the warrant liability. As of December 31, 2025, the carrying value of the warrant liability is zero.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Derivative Financial Instruments
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including its long-term debt to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Embedded derivatives must be separately measured from the host contract if all the requirements for bifurcation are met. The assessment of the conditions surrounding the bifurcation of embedded derivatives depends on the nature of the host contract. Bifurcated embedded derivatives and freestanding derivative financial instruments that are classified as assets or liabilities are recognized at fair value with changes in fair value recognized as a component of other expense, net of other income in the consolidated statements of operations and comprehensive loss.
Stock-Based Compensation
The Company measures and recognizes compensation expense for all stock-based awards based on estimated grant-date fair values recognized over the requisite service period. For awards that vest solely based on a service condition, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period. The compensation expense related to awards with company-based performance conditions is recognized over the requisite service period when the performance conditions are probable of being achieved. The compensation expense related to awards with market-based performance conditions is recognized on an accelerated attribution basis over the requisite service period identified as the derived service period over which the market conditions are expected to be achieved and is not reversed if the market condition is not satisfied (see Note 13, Stock-Based Compensation). The Company accounts for forfeitures as they occur. If an employee stock-based award is canceled without the concurrent grant or offer of a replacement award, the cancellation is treated as a settlement for no consideration and any previously unrecognized compensation cost shall be recognized at the cancellation date. Stock-based awards granted to employees are primarily stock options and restricted stock units.
The Company has primarily granted restricted stock units (“RSUs”), which have a service-based vesting condition over a four-year period to members of the Company’s Board of Directors (the “Board”) and, since 2023, over a one-year period to its employees. The fair value of each share of underlying common stock is based on the closing price of the Company's common stock on the date of the grant. Also, the Company has granted RSU’s that have a performance-based vesting condition based on the Company meeting minimum targets based on either Gross Marketplace Volume (“GMV”) or adjusted EBITDA.
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
To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will affect the provision for income taxes in the period in which such determination is made and could have a material impact on the Company’s financial condition and operating results. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate, as well as the related net interest and penalties. The Company accounts for taxes due on future U.S. inclusions in taxable income under the Global Intangible Low-Taxed Income provision as a current-period expense when incurred.
Property and Equipment, Net

Property and equipment, net is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the related asset. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the term of the related lease. Maintenance and repairs that do not extend the life or improve the asset are expensed as incurred. Upon disposal of property and equipment, assets and related accumulated depreciation are removed from the accounts, and the related gain or loss is included in the consolidated statement of operations and comprehensive loss as a component of other expense, net of other income.
The Company capitalizes certain costs incurred in connection with the development and acquisition of software for internal use to support its technology platform. These costs include external direct costs of materials and services, payroll and payroll-related costs for employees directly associated with the development of such software, and costs incurred in implementing cloud-based hosting arrangements.

Costs incurred during the preliminary project stage and post-implementation (operation) stage, including training and maintenance, are expensed as incurred. The Company begins capitalizing costs during the application development stage once the preliminary project stage is complete, management authorizes and commits to funding the project, it is probable that the project will be completed, and the software will be used to perform its intended function.

Capitalized software costs are recorded within property and equipment and are amortized on a straight-line basis over the estimated useful lives of the related assets.

Costs associated with cloud computing arrangements that are service contracts are expensed as incurred, except for qualifying implementation costs, which are capitalized and amortized over the term of the hosting arrangement, including reasonably certain renewal periods.

Property and equipment, net is reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If these assets are considered to be impaired, the amount by which the carrying value of the asset exceeds its fair value would represent the impairment to be recognized. The Company evaluates the useful lives of these assets on a periodic basis and tests for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.

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
Leases
The Company accounts for leases in accordance with Accounting Standards Update Topic 842 (“ASC 842”). Under ASC 842, the Company determines if an arrangement is a lease at inception. Right of Use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers lease payments that are fixed at the time of commencement. As most of the Company’s leases do not provide an implicit rate, it uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The determination of an appropriate incremental borrowing rate requires judgment. The Company determines its incremental borrowing rate based on publicly available data for instruments with similar characteristics, including recently issued debt, as well as other factors. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company has elected to account for short-term leases by recognizing lease payments in profit or loss on a straight-line basis over the lease term, and variable lease payments in the period in which the obligation for those payments is incurred.
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

Interest (Expense) Income, Net

Interest (expense) income, net consisted of the following for the year ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Interest expense	$(15,245)	$(15,108)
Interest income	9,430	15,406
Interest (expense) income, net	$(5,815)	$298

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Indirect Tax Liabilities
The Company is subject to indirect taxes such as sales and use tax in the United States and value-added tax in certain foreign jurisdictions, respectively. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. The Company recognizes changes to its estimate if it is estimable and probable that its position would not be sustainable upon examination by tax authorities. Although management believes the Company’s recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from that which its liabilities are based on. To the extent that final tax outcomes of these matters are different than the amounts recorded, such differences could have a material impact on the Company’s consolidated financial statements as the Company records related tax reserves as a reduction in revenue, and penalties and interest in general and administrative expenses. Indirect tax liabilities, recorded in other current liabilities, totaled $12.6 million and $14.9 million in 2025 and 2024, respectively (see Note 9, Commitments and Contingencies).
Segments
Operating segments are defined as components of an entity for which separate financial information is available and that are regularly reviewed by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company has two operating and reportable segments (see Note 16, Segment Reporting).

Recently Adopted Accounting Standards and Updates

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose specific tax rate reconciliation categories, as well as income taxes paid disaggregated by jurisdiction, amongst other disclosure enhancements. ASU 2023-09 is effective for financial statements issued for annual periods beginning after December 15, 2024. The amendments in ASU 2023-09 should be applied on a prospective basis and retrospective application is permitted. The Company adopted this update in the fourth quarter of 2025 and has prospectively applied the disclosure requirement in its consolidated financial statements.

The Company adopted ASU 2023-07 in fiscal 2024, which did not have a material impact on its consolidated financial statements, to expand its segment disclosure.
Recently Issued Accounting Standards and Updates Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires public entities to disclose disaggregated information about certain costs and expenses in the notes to their financial statements in both annual and interim filings. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, interim periods within fiscal years fiscal years beginning after December 15, 2027. The amendments in ASU 2024-03 can be applied either prospectively or retrospectively. The Company is currently evaluating the disclosure requirements related to this accounting standard update.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introduces a more judgment-based approach. ASU 2025-06 is effective for financial statements issued for annual periods beginning after December 15, 2027 and interim periods within those fiscal years. The amendments in ASU 2025-06 can be early adopted and should be applied using either the prospective, modified, or retrospective transition approach. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
3. Revenue

The following tables present our revenues, disaggregated by offering, geographical region, and reportable segment. Revenue by geographical region is based on the location where the game developer or advertising customer is headquartered. Revenue is recognized net of any taxes collected from customers (e.g., sales and other indirect taxes), which are subsequently remitted to governmental entities. For more information on revenues presented by reportable segments, see Note 16, Segment Reporting.

	Year Ended December 31, 2025
	Skillz	RZR	Total
Revenue from customers:
Entry fee revenue	$76,894	$—	$76,894
Advertising revenue	—	26,790	26,790

Other revenue:
Maintenance fee revenue	1,260	—	1,260
Total revenue	$78,154	$26,790	$104,944

United States	$72,728	$7,362	$80,090
Cyprus	7	4,157	4,164
Malta	4	4,028	4,032
Israel	704	2,908	3,612
China	1,819	928	2,747
South Korea	113	1,669	1,782
Singapore	1	1,444	1,445
Hong Kong	570	138	708
Other countries	2,208	4,156	6,364
Total revenue	$78,154	$26,790	$104,944

Elimination(1)			(448)
Consolidated			$104,496
(1)Elimination of RZR intercompany revenues, which were generated within the United States.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	Year Ended December 31, 2024
	Skillz	RZR	Total
Revenue from customers:
Entry fee revenue	$80,426	$—	$80,426
Advertising revenue	—	10,876	10,876

Other revenue:
Maintenance fee revenue	2,016	—	2,016
Total revenue	$82,442	$10,876	$93,318

United States	$77,032	$2,622	$79,654
Israel	813	2,060	2,873
Malta	9	2,491	2,500
China	2,154	59	2,213
Hong Kong	725	541	1,266
Cyprus	11	962	973
Other countries	1,698	2,141	3,839
Total revenue	$82,442	$10,876	$93,318

Elimination(1)			(453)
Consolidated			$92,865
(1)Elimination of RZR intercompany revenues, which were generated within the United States.
Revenue from Entry Fees

The Company generates revenues through its competition-based Skillz segment by providing a service to game developers for monetization of their game content. The monetization service provided by Skillz allows developers to offer multi-player competition to their end-users for the purpose of end-user retention and engagement. Skillz provides developers with a SDK they can download and integrate with their existing games. The SDK serves as a data interface between Skillz and the game developers that enables Skillz to provide monetization services to the developer.
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

Revenue is recognized at the time the performance obligation is satisfied by transferring control of the promised service in an amount that reflects the consideration that the Company expects to receive in exchange for the Monetization Services, which occurs when a match is initiated. The Company does not recognize contract assets or contract liabilities as the payment of the transaction price is concurrent with fulfillment of the services. At the time of game initiation, the Company has a right to receive payment for services rendered. The Company’s agreements with game developers can generally be terminated for convenience by either party upon thirty days prior written notice, and in certain of the Company’s larger agreements, the game developer, if required by the Company, must continue to make its games available on the platform for a period of up to twelve months, and in certain cases up to eighteen months under certain conditions.
Games provided by two developers each of which accounted for 51% and 23%, totaling 74%, respectively, of the Company’s revenue for the year ended December 31, 2025. Games provided by two developers accounted for 71% of the Company’s revenue for the year ended December 31, 2024.
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

Our primary end-user incentive is Bonus Cash, which may be used by end-users for paid-entry fee contests and can either be newly issued or returned from prior winnings. Bonus Cash may not be withdrawn and is used in part, or in full, by players to enter paid tournaments, and any resulting winnings are typically a mix of real cash and Bonus Cash. We recognize the entire cost of Bonus Cash as sales and marketing expenses or a reduction of revenue (as discussed below). When Bonus Cash is used towards entry fees for a paid Competition and is returned to an end-user as winnings, we do not record any additional sales and marketing expenses or reductions to revenue. Likewise, if Bonus Cash is returned to an end-user and is used to enter subsequent competitions, which they continue to win, we do not record any additional sales and marketing expenses or reductions to revenue.
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

For the years ended December 31, 2025 and 2024, the Company recognized a reduction of revenue of $6.7 million and $13.7 million, respectively, related to these end-user incentives.
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

An example of this type of incentive is limited-time Bonus Cash offers, which are targeted to specific end-users, typically those who deposit more frequently or have not made a deposit recently, via email or in-app promotions. The Company targets groups of end-users differently, offering specific promotions it believes will best stimulate engagement. Similar to Bonus Cash earned from the redemption of Ticketz, which are virtual currency earned for every competition played based on the amount of the entry fee, or an initial deposit, limited-time Bonus Cash can only be used by end-users to enter future paid entry fee competitions and cannot be withdrawn.

For the years ended December 31, 2025, and 2024, the Company recognized sales and marketing expense of $32.9 million and $35.8 million, respectively, related to these end-user incentives.
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
Total engagement marketing accounted for as sales and marketing expense recognized in the years ended December 31, 2025 and 2024 were $34.0 million and $37.0 million, respectively.

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

For performance obligations related to advertising revenue, customers are extended 30 day payment terms from completion of each month’s IO and no advertising revenue customers accounted for more than 5% of the Company’s revenue in either of the years ended December 31, 2025 and 2024, respectively.

The Company recognizes an asset for incremental costs of obtaining a contract with the customer as long as management expects to recover these costs. Incremental costs are those that would have not been incurred if the contract did not exist. Examples of incremental costs often are capitalized sales commissions whereas examples of costs that would not be included are internal employee salaries, standard benefits, travel costs, and other / general legal costs. Sales commissions are the only incremental contract costs the Company incurs and are paid based on collected revenue based on the recipient’s assigned accounts. As commissions are typically satisfied within one year after an executed contract, the Company applies the practical expedient under ASC 340-40, Other Assets and Deferred Costs: Contracts with Customers.

Maintenance Fee Revenue

When a player becomes inactive on the platform by not participating in a tournament for six consecutive months, the Company will impose a monthly maintenance fee. This fee is charged to the player and recognized as revenue by the Company beginning in the seventh month of inactivity.

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Credit card processing reserve	$1,000	$1,000
Prepaid expenses	5,423	5,949
Other current assets	1,130	10,393
Prepaid expenses and other current assets	$7,553	$17,342

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Property and Equipment, net

Property and equipment, net consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Land	$980	$980
Building	12,831	12,590
Capitalized internal-use software	13,459	9,128
Computer equipment and servers	3,202	1,797
Furniture and fixtures	378	363
Leasehold improvements	122	122
Construction in progress	2,246	2,507
Total property and equipment	33,218	27,487
Accumulated depreciation and amortization	(12,442)	(11,205)
Property and equipment, net	$20,776	$16,282

Property and equipment, net by geography was as follows:

	December 31,
	2025	2024
United States	$20,350	$15,909
Other countries	426	373
Total	$20,776	$16,282

Depreciation and amortization expense related to property and equipment was $1.4 million and $1.7 million in the years ended December 31, 2025 and 2024, respectively.

Non-marketable equity securities
Non-marketable equity securities consist of strategic investments in privately held companies, primarily within the mobile gaming and interactive entertainment ecosystem, that do not have readily determinable fair values. These investments are accounted for using the measurement alternative in accordance with ASC 321, Investments—Equity Securities as we do not have control or significant influence over these investments.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Other Current Liabilities

Other current liabilities consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Accrued sales and marketing expenses	$1,084	$1,832
Accrued compensation	4,475	2,592
Accrued publisher fees	6,367	2,527
End-user liability, net	8,177	6,900
Accrued developer revenue share	912	862
Short-term finance lease obligations	2	464
Accrued legal expenses	2,422	15,244
Accrued interest expenses	554	554
Indirect tax liabilities	12,635	14,932
Accrued operating expenses	5,787	7,933
Other	529	724
Other current liabilities	$42,944	$54,564

10. Retirement Plans
401(k) Plan
The Company has a 401(k) plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) plan, participating employees may defer a portion of their pretax earnings and receive a matching employer contribution of up to 3% of compensation not to exceed the maximum amount allowable. The Company recognized $0.7 million and $0.4 million of expense under this plan for the years ended December 31, 2025 and 2024, respectively.
5. Fair Value Measurements
As of December 31, 2025 and 2024, the recorded values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.

Cash and money market funds are classified within Level 1 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$184,412	$—	$—	$184,412
Total assets	$184,412	$—	$—	$184,412

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	Fair Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$251,948	$—	$—	$251,948
Total assets	$251,948	$—	$—	$251,948

2021 Senior Secured Notes

The 2021 Senior Secured Notes are classified as Level 2 financial instruments, and the fair value of the notes is presented for disclosure purposes only. The Company determined the fair value of the notes based on secondary market quotes.

The following sets forth the activity for the 2021 Senior Secured Notes:

2021 Senior Secured Notes
Balance at December 31, 2024	$121,567
Fair market value increase	8,464
Balance as of December 31, 2025	$130,031

6. Investments
Investment Components
The components of investments were as follows:

	As of December 31, 2025
	Adjusted Cost Basis	Fair Value	Cash and Cash Equivalents
Money market funds	$184,412	$184,412	$184,412
Total investments	$184,412	$184,412	$184,412

	As of December 31, 2024
	Adjusted Cost Basis	Fair Value	Cash and Cash Equivalents
Money market funds	$251,948	$251,948	$251,948
Total investments	$251,948	$251,948	$251,948
There were no indicators of impairment or the occurrence of observable price changes during the years ended December 31, 2025 and 2024. The carrying value of the Company’s investments without readily determinable fair values was $52.8 million as of December 31, 2025 and 2024, respectively, and was classified within “non-marketable equity securities” in the consolidated balance sheets.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
7. Long-Term Debt
Components of long-term debt were as follows as of December 31, 2025 and 2024:

	December 31,
	2025	2024
2021 Senior Secured Notes	$129,671	$129,671
Unamortized discount and issuance costs	(2,082)	(4,017)
Total debt after discount and issuance costs	127,589	125,654
Current portion of long-term debt	(127,589)	—
Long-term debt, net	$—	$125,654
2021 Senior Secured Notes
On December 20, 2021, the Company entered into $300 million of 10.25% secured notes (the “2021 Senior Secured Notes”) in a private placement to certain institutional buyers. The 2021 Senior Secured Notes are guaranteed by the Company’s domestic restricted subsidiaries. The interest is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. At issuance, the effective interest rate on the 2021 Senior Secured Notes was 12.14%, and will mature on December 15, 2026, unless repurchased or redeemed earlier.

On April 13, 2023, the Company repurchased approximately $159.8 million of its 2021 Senior Secured Notes. After giving effect to the 2023 and other previous open market repurchases, effective interest rate on the 2021 Senior Secured Notes was 12.09%.

The 2021 Senior Secured Notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with the Company’s affiliates and public filings of our financial statements. We were in compliance with all covenants applicable to the 2021 Senior Secured Notes as of December 31, 2025 and 2024, respectively.

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

The Notice of Default provided that the Company was not in compliance under the terms of the Indenture as a result of the Company’s failure to timely provide the required quarterly and annual reports within the time periods required under the Exchange Act. Pursuant to the terms of the Indenture, the receipt of the Notice of Default did not result in an Event of Default (as such term is defined under the Indenture) unless the Company remained out of compliance with this reporting covenant for 120 days following receipt of the Notice of Default.

Pursuant to the Indenture, the Company regained compliance with these reporting covenants as it cured all applicable delayed filings within 120 days of receipt of the Notice of Default.

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

Amortization of debt issuance costs and accretion of debt discounts included in interest expense totaled $1.9 million and $1.7 million, in the years ended December 31, 2025 and 2024, respectively.

The Company determined the fair value of the 2021 Senior Secured Notes is $130.0 million as of December 31, 2025 based on secondary market quotes (see Note 5, Fair Value Measurements).

The following table outlines the future principal maturities related to the Company’s long-term debt as of December 31, 2025:

Amount
Maturities of borrowings
2026	$129,671
Total	$129,671

8. Leases

The Company is a party to various non-cancelable operating lease agreements for certain of its offices. The Company is a party to various non-cancelable finance lease agreements for certain network equipment. The leases have original lease periods expiring between 2026 to 2028. Some leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.

The Company has elected the short-term lease recognition exemption for all leases that qualify. For leases with an initial term of 12 months or less that do not include an option to purchase the underlying asset that the Company is reasonably certain to exercise, the Company does not recognize ROU assets or lease liabilities. Instead, lease payments for short-term leases are recognized as expense on a straight-line basis over the lease term. Short-term lease costs for the years ended December 31, 2025 and 2024 were $0.2 million and $0.2 million, respectively, and are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss.

The components of lease costs, lease term and the discount rate were as follows for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Finance leases
Amortization of assets under finance leases	$—	$—
Interest	18	97
Total finance lease costs	$18	$97

Operating lease cost	$792	$1,344
Variable lease cost	$199	$572
Short-term lease rent expense	$2,921	$2,052

Weighted-average remaining lease term
Operating leases	2.3	5.2
Finance leases	0.0	0.6

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)

	Year Ended December 31,
	2025	2024
Weighted-average discount rate
Operating leases	10.1%	11.2%
Finance leases	—%	10.9%
The following table outlines future minimum lease payments under the Company’s non-cancellable leases as of December 31, 2025:

Operating Leases
2026	$563
2027	451
2028	272
Total undiscounted cash flows	1,286
Less: Imputed interest	(156)
Present value of lease liabilities	$1,130

Lease liabilities, current	$465
Lease liabilities, non-current	665
Present value of lease liabilities	$1,130

As of December 31, 2025, the Company does not have any operating and/or finance leases, which have not yet commenced.
Supplemental cash flow information related to leases for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$202	$462
Payments for finance leases included in cash from operating activities	$18	$97
Payments for finance leases included in cash from financing activities	$462	$869
Assets obtained in exchange for lease obligations:
Operating leases	$1,072	$—
Finance leases	$—	$—

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

Skillz v. AviaGames

On February 9, 2024, a federal jury in San Jose, California issued a verdict in favor of Skillz in a patent infringement action Skillz brought against a privately-held mobile gaming company, AviaGames, on April 5, 2021 (“Patent Case”). The jury found in favor of Skillz on all issues, determining AviaGames willfully infringed Skillz’s U.S. Patent No. 9,649,564, entitled “Peer-to-Peer Wagering Platform” (the “‘564 patent”) and awarding Skillz its full damages request of $42.9 million. After the jury verdict was issued, Skillz requested certain post-trial relief, including that the Court permanently enjoin AviaGames from continuing to infringe the ‘564 patent, award Skillz its attorneys’ fees due to the exceptional nature of the case, and treble the damages awarded by the jury. In addition, Skillz, along with game developer Big Run Studios, Inc. (“Big Run”), brought a separate case against AviaGames for false advertising, copyright infringement, and violations of California’s state unfair competition law in federal court in San Francisco, California (“Unfair Competition Case”). On April 13, 2024, Skillz, Big Run, and AviaGames entered into a settlement agreement with respect to both the Patent Case and Unfair Competition Case pending against AviaGames (the “Litigation Settlement”). In exchange for dismissal of both actions and other settlement terms, AviaGames agreed to pay Skillz and Big Run a total of $80.0 million. On April 12, 2024, the Company and Big Run Studio entered into a Side Letter Agreement providing that a portion of the AviaGames settlement funds allocated to Big Run Studio be utilized to repay the outstanding principal and accrued interest under a loan and security agreement totaling $2.0 million.

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

During the year ended December 31, 2025, the Company recorded a gain from the Litigation Settlement of $7.5 million when payment was received, and it will record a gain during fiscal 2026 for the $7.5 million payment received in March 2026 (see Note 18, Subsequent Events). The Company expects to record the $7.5 million payments to be received in March 2027 and 2028 as a gain upon receipt of each amount.

Skillz v. Tether Litigation

On August 29, 2025, the Company received a notice (“Notice”) from Tether indicating that Tether is terminating all of Tether Agreements, including the Company’s Developer Terms and Conditions of Service, as amended, effective as of September 1, 2025. The Company believes the termination notice for cause is invalid and that Tether breached its obligations under the

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Tether Agreements. Certain of the Tether Agreements restrict the removal of two games covered thereby, Solitaire Cube and 21 Blitz, from the Company’s platform for at least 18 months following termination.

Following receipt of the Notice, on September 1, 2025, the Company filed suit in the Court of Chancery of the State of Delaware, seeking injunctive and declaratory relief in relation to Tether’s breach of the Tether Agreements. On October 3, 2025, the Company filed a first amended complaint in the Court of Chancery of the State of Delaware alleging additional breaches of contract and damages. On October 10, 2025, Tether filed its answer to Skillz’s first amended complaint and also asserted counterclaims against Skillz for breach of contract, breach of the implied covenant of good faith trademark infringement, and under Delaware’s deceptive trade practices act. On March 3, 2026, Skillz filed a second amended complaint, adding Aim Games, LLC (“Aim Games”) to the complaint, which Skillz alleges is an alter ego or controlled affiliate of Tether. Skillz alleges that Aim Games impermissibly hosted monetization services for Tether’s games in violation of the Tether Agreements. Skillz asserted breach of contract claims against both Tether and Aim Games, and tortious interference claims against Aim Games. Skillz seeks equitable relief and damages arising out of its claims. The case is currently scheduled for trial on August 25-27, 2026. Based on the information known by the Company, any such estimated loss range is not possible to determine.

Hanna v. Paradise, et. al.

In March 2024, an alleged stockholder filed a putative derivative complaint, Hanna v. Paradise, et al., No. 2024-0228-KSJM, in the Delaware Court of Chancery, purportedly on behalf of Skillz against certain of Skillz’s current and former officers, directors, and certain stockholders. The complaint alleges breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and unjust enrichment arising out of Skillz’s March 2021 underwritten secondary public offering. The complaint asserts that certain of the director and officer defendants breached fiduciary duties to Skillz by allegedly inappropriately selling stock as part of the public offering while in possession of material, non-public information, that the stockholder defendants aided and abetted these alleged breaches of fiduciary duties, and that all defendants were unjustly enriched by their sales in the public offering. The complaint seeks unspecified damages and restitution for Skillz from the defendants and the payment of costs and attorneys’ fees. Defendants moved to dismiss the complaint on June 6, 2024. Plaintiffs responded by voluntarily dismissing 55 of the stockholder defendants but opposing the motion as to all remaining defendants. Briefing on the motion to dismiss was completed at the end of August 2024. The court heard oral arguments on the motion to dismiss on January 7, 2025. On July 3, 2025, the court issued a ruling converting defendants’ motion to dismiss on demand futility grounds to a motion for summary judgment and ordered limited discovery on the independence of a former Skillz director. The court stayed consideration of defendants’ other dismissal arguments given its ultimate ruling on the demand futility issue could moot these other dismissal arguments. Plaintiff has issued certain subpoenas following this ruling, and certain non-parties have produced documents in response to those subpoenas. Further briefing in support of summary judgment on demand futility grounds is expected, but no schedule is currently in place for such briefing. Based on the information known by the Company, any such estimated loss range is not possible to determine.

Skillz vs. Voodoo SAS et. al.

On July 1, 2024, Skillz filed suit against Voodoo SAS and two affiliate entities, Esport Newco SAS and Esport Newco US Corp. (collectively, "Voodoo") in the United States District Court for the Southern District of New York. In its complaint, Skillz asserts violations of the Lanham Act's prohibition of false advertising and New York's General Business Law § 349 based on, inter alia, Skillz’s allegations that Voodoo advertises its mobile games offered through the “Blitz Win Cash” application as “fair,” “skill-based,” and for “real players only” when in reality Voodoo is fixing the outcome of its tournaments through the use of computer algorithms or “bots.” On August 22, 2024, Skillz brought a motion for a preliminary injunction, and on September 18, 2024, Voodoo moved to dismiss the complaint or, in the alternative, to strike certain allegations. Skillz’s and Voodoo’s motions were both mooted when Skillz amended its complaint on October 2, 2024. On October 8, 2024, Skillz renewed its motion for a preliminary injunction and expedited discovery based on the amended complaint, and Voodoo moved to dismiss the amended complaint on October 16, 2024. Voodoo’s motion to dismiss is fully briefed and awaiting a decision by the court. The court denied Skillz’s motion for preliminary injunction. The parties are currently participating in discovery.

Skillz vs. Papaya Gaming, Ltd., et al.

In March 2024, Skillz sued Papaya Gaming, Ltd. and Papaya Gaming, Inc. (collectively, “Papaya”) in the United States District Court for the Southern District of New York alleging false advertising under the Lanham Act and unfair business practices in

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
connection with Papaya’s marketing of its mobile games as “fair” and “skill-based” despite Papaya’s deployment of algorithmic competitors (“bots”) in its games that win cash prizes for Papaya’s benefit. In June 2024, the court denied Papaya’s motion to dismiss Skillz’s complaint in its entirety. In September 2024, Papaya filed amended counterclaims against Skillz alleging that Skillz also engaged in false advertising and unfair business practices for purportedly allowing bots in games on Skillz’s platform, defamation for Skillz’s alleged involvement in a non-profit organization that collected and published data related to customer complaints to state attorney generals related to Papaya’s and other companies’ alleged fraudulent bot use, and purported trademark and copyright infringement of design elements of certain games, among other things. In March 2025, the court dismissed Papaya’s defamation counterclaims and severed Papaya’s intellectual property claims. Following the court’s rulings, Papaya voluntarily dismissed its intellectual claims against Skillz. The parties submitted to the Court summary judgment filings and motions to exclude various experts. On October 27, 2025, the court denied Papaya’s motion for summary judgment on Skillz’s claims. The court also denied Papaya’s motion to exclude Skillz’s damages and survey experts. On November 21, 2025, the court granted Skillz’s motion for summary judgment of all of Papaya’s remaining counterclaims and affirmative defenses. On February 12, 2026, the court granted in part and denied in part Skillz’s motion to exclude Papaya’s damages and technical experts. The court also granted in part and denied in part Papaya’s motion to exclude Skillz’s technical expert. The trial is currently scheduled to begin on April 13, 2026.

Lien, et al. v. Eagle Equity Partners II, LLC, et al.

On October 31, 2022, a class action was filed, Darcy Lien v. Eagle Equity Partners II, LLC, et al., Case No. 2022-0972-PAF, in the Delaware Court of Chancery against Eagle Equity Partners II, LLC and certain of the former officers and directors (the “Individual D&O Defendants”) of Flying Eagle Acquisition Corp. (“Flying Eagle”). This litigation does not name Skillz or any of Skillz’s current directors in their capacity as such. Plaintiffs allege that the Individual D&O Defendants (i) failed to exercise proper due diligence and process in connection with Flying Eagle’s transaction with Skillz and (ii) made misleading statements in Form S-4 filed with the U.S. Securities & Exchange Commission in connection with the transaction. Defendants filed their initial motion to dismiss on February 17, 2023. Plaintiffs then filed an amended complaint on April 12, 2023. Defendant’s motion to dismiss the amended complaint was filed on June 2, 2023. Plaintiff’s opposition was filed July 17, 2023, and defendant’s reply was filed August 21, 2023. Oral argument was held on the motion to dismiss on January 5, 2024, and on May 29, 2024 the court denied Defendants’ motion to dismiss. In November 2024, Skillz filed suit against its insurance carrier for D&O insurance coverage and on January 17, 2025, the insurance carrier agreed to pay a total of $9.8 million to the Company in connection with this matter’s settlement agreement. Following certain discovery, on March 27, 2025, the parties executed a term sheet to settle the action in principle for $10.0 million, subject to completing settlement documentation and obtaining court approval. On May 19, 2025, the parties executed a settlement stipulation, subject to court approval. As the successor to Flying Eagle, Skillz is obligated to indemnify and pay legal costs of the Individual D&O Defendants of Flying Eagle in their capacities as such in connection with this action and, as such recorded an expense of $10.0 million, offset by the insurance proceeds of $9.8 million. Of those insurance proceeds, Skillz used $1.3 million to pay defense costs, and Skillz used the remaining balance of those funds, $8.5 million (plus interest earned thereon), to help fund the $10.0 million settlement. Under the terms of the proposed settlement, Skillz funded $10.0 million into Plaintiffs’ escrow account on July 10, 2025. The court granted final approval of the settlement on September 2, 2025.

Mitchell, et al. v. Skillz Platform Inc.

On January 21, 2026, a putative class action was filed in the Northern District of California, Kel Mitchell et al., v. Skillz Platform Inc., Case No. 3:26-cv-00674-AMO. Plaintiff Kel Mitchell individually and on behalf of all others similarly situated, alleges that Skillz violated California’s Unfair Competition Law, made negligent misrepresentations, and is liable for unjust enrichment. Plaintiff Giovanni Garza, individually and on behalf of all others similarly situated, alleges that Skillz engaged in deceptive trade practices under Texas law, made negligent misrepresentations, and is liable for unjust enrichment. Plaintiffs’ claims arise out of allegations that Skillz purportedly made misrepresentations about not using bots in competitions on Skillz’s platform, misrepresented the evenness of Skillz’s matchmaking, and made misrepresentations about a user’s ability to withdraw cash. Plaintiffs seek declaratory relief that Skillz’s conduct violates applicable state law, compensatory and economic damages, damages for mental anguish, statutory, treble, and punitive damages, restitution of the money lost by the class, interest, costs, and attorneys’ fees, and injunctive relief. Skillz filed a motion to dismiss Plaintiffs’ complaint on March 10, 2026. Based on the information known by the Company, any such estimated loss is immaterial.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Vendor Disputes

Between November 2022 and March 2023, the Company and a vendor entered into several agreements in which the vendor would perform defined professional services. Of the $7.2 million in invoices from the vendor, the Company paid $3.2 million and claimed that the vendor expanded the scope of work without authorization, over billed for its services, performed poorly and unilaterally refused to perform certain agreed upon deliverables. The vendor, in turn, claimed it received proper authorization for the work it performed, completed its contracted-for tasks and that the Company breached the agreements and failed to pay outstanding invoices. The vendor sought $4.0 million in damages, plus interest, attorney fees and costs of litigation. The Company sought counterclaims from the vendors for breach of contract, breach of implied covenant of good faith and fair dealing, and fraudulent inducement and sought approximately $15.0 million in damages, plus interest, attorney fees and costs of litigation. In March 2025, the vendor and the Company settled the dispute. In exchange for mutual releases of all claims, the Company paid the vendor $2.8 million.

In April 2022, the Company and a vendor entered an agreement to license certain rights to develop vendor branded mobile games. In consideration, the Company agreed to pay the vendor certain monetary amounts over three years and the vendor, in turn, would use good faith efforts to promote the games. In December 2024, the vendor filed a complaint in Nevada seeking damages of $1.3 million for breach of contract, failure to pay royalties and unjust enrichment. In April 2025, the Company and the vendor agreed to mediate the matter that resulted in a settlement where the Company agreed to and paid the vendor $0.5 million in fiscal 2025, which represented the past due balances for year one and year two of the agreement that were fully accrued as of December 31, 2024.

Termination of Operating Lease

In May 2019, the Company leased its former headquarters with a landlord, (the “Landlord”). From February 2024 to April 2025, the Landlord served demand letters and notices of default on the Company asserting that the Company failed to pay the lease obligations. In April 2025, the Company and the Landlord executed a settlement dismissing with prejudice the dispute and fully resolving the matter. In exchange for the mutual releases, the Company paid the Landlord a lump sum payment of $14.0 million. The Company recorded a loss on termination of the operating lease of $0.4 million representing the difference between the settlement amount and the carrying value of the lease obligation, which was recorded as a component of other expense, net of other income in the statement of operations for the year ended December 31, 2024.

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

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
On November 21, 2024, the Court adopted the amount of interest owed and denied additional amounts of post-judgment interest that the former employee claimed. On December 9, 2024, the former employee filed a Notice of Appeal challenging the Court’s denial of a substantial amount of post-judgment interest in excess of $733 thousand. On January 8, 2025, the former employee filed an Abandonment of Appeal, thereby terminating the appeal. The Company considered this matter resolved.

Indirect Taxes

The Company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions. The Company has indirect tax liabilities totaling $12.6 million and $14.9 million as of December 31, 2025 and 2024, respectively, associated with indirect taxes based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. The Company recognizes changes to its estimate if it is estimable and probable that its position would not be sustainable upon examination by tax authorities. Although management believes the Company’s recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from that which its liabilities are based on. The Company’s application of the revenue code for indirect taxes in certain jurisdictions, including those within the United States, may be challenged by taxing authorities in those jurisdictions. The Company is in the process of filing self-disclosure returns in unregistered jurisdictions. Any associated assessments may result in additional tax liabilities. The Company does not currently anticipate that any such assessments will result in a material increase in the liabilities (see Note 2, Summary of Significant Accounting Policies).

The Company is currently undergoing an examination in the State of Washington regarding its indirect tax liability.
11. Common Stock Warrants
As of December 31, 2025, the Company had no Private Warrants outstanding as they all expired in fiscal 2025.

As of December 31, 2024, the Company had 226,786 Private Warrants outstanding.

During the years ended December 31, 2025 and 2024, there were no Private Warrants exercised.
In connection with the closing of our special purpose acquisition company, Flying Eagle Acquisition Company (“FEAC”) and its initial public offering, FEAC completed the private sale of 501,667 warrants to FEAC’s sponsor at a purchase price of $30.00 per warrant. In connection with the FEAC Business Combination, FEAC’s sponsor agreed to forfeit 250,833 Private Warrants. Each Private Warrant allows the sponsor to purchase one share of Class A common stock at $230.00 per share.
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
As of December 31, 2025 and 2024, the Company has authorized a total of 41.3 million shares, consisting of (i) 31.3 million shares of common stock, par value $0.0001 per share (“Common Stock”), including 25.0 million shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), 6.3 million shares of Class B common stock, par value $0.0001 per share, and (ii) 10.0 million shares of preferred stock, par value $0.0001 per share.
We own 82.4% of the combined equity of RZR (formerly Aarki), consisting of preferred stock and common stock. The equity in RZR (formerly Aarki) not owned by Skillz consists of share-based payment awards made to employees. The resulting non-controlling interest related to these shares is not material. Under our Series A Preferred Stock Purchase Agreement with RZR (formerly Aarki), they may undertake funding transactions via the sale of its preferred stock. The investment agreement stipulates that Skillz has right of first refusal to match offer terms of any proposed sale of RZR (formerly Aarki) stock to a third party. We did not purchase RZR stock in 2025 and we purchased $5.0 million in exchange for Series B preferred stock of RZR in 2024, which was eliminated upon consolidation.

Share Repurchase Program

On August 18, 2023, the Board authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company may repurchase, at any time or from time to time, but for a period no longer than one year from the date of authorization, shares of Class A Common Stock up to an aggregate purchase price of $65.0 million. Such purchases may be made on the New York Stock Exchange or any other national securities exchange on which the Class A Common Stock is then traded. The Share Repurchase Plan is pursuant to Rule 10b5-1 promulgated under the Exchange Act and/or pursuant to accelerated share repurchase arrangements, tender offers, privately negotiated transactions or otherwise. On December 5, 2024, the Board re-approved the Share Repurchase Program and extended the expiration date until otherwise suspended, terminated or modified at any time for any reason by the Board.

Under the Share Repurchase Program, the Company repurchased 1.7 million and 3.1 million shares at a weighted average price of $5.45 and $6.24 per share for an aggregate value of $9.3 million and $19.4 million during the years ended December 31, 2025 and 2024, respectfully. Included in the 3.1 million shares repurchased during the year ended December 31, 2024 is a total of 979,848 shares repurchased in a private transaction from two shareholders, deemed to be related parties to the Company, at $7.00 per share, a 35% premium to the Company’s share price at the time of the transaction (see Note 15, Related-Party Transactions).

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
13. Stock-Based Compensation

The following table summarizes stock-based compensation expense recognized for the years ended December 31, 2025 and 2024, as follows:

	December 31,
	2025	2024
Cost of revenue	$3	$10
Research and development	1,173	841
Sales and marketing	3,189	6,467
General and administrative	15,215	22,697
Total stock-based compensation expense	$19,580	$30,015

During the years ended December 31, 2025 and 2024, $0.2 million and $0.1 million of stock-based compensation expense was capitalized as internally developed software and included in property and equipment, net.
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
As of December 31, 2025, the 2020 Plan permitted the Company to deliver up to 7,302,616 shares of common stock pursuant to awards issued under the 2020 Plan, consisting of 750,000 shares which may be of Class A and/or Class B common stock, 5,262,748 shares of Class A common stock and 1,289,868 shares of Class B common stock. The total number of shares of Class A common stock and Class B common stock that will be reserved and that may be issued under the 2020 Plan will automatically increase on the first trading day of each calendar year, beginning with calendar year 2021, by a number of shares equal to 5% of the total number of shares of Class A common stock and Class B common stock, respectively, outstanding on the last day of the prior calendar year. There are approximately 1.7 million awards of our common stock available for future equity grants under our existing equity incentive plan.

Employee Stock Purchase Plan
In June 2021, the Company commenced its first offering period under the Skillz Inc. Employee Stock Purchase Plan (the Employee Stock Purchase Plan), which assists employees in acquiring a stock ownership interest in the Company and encourages them to remain in the employment of the Company. The Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code. The Employee Stock Purchase Plan permits eligible employees to purchase common stock at a discount through payroll deductions during specified offering periods. No employee may purchase more than $25 thousand worth of stock in any calendar year. The price of shares purchased under the Employee Stock Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The expense recognized in relation to the Employee Stock Purchase Plan was immaterial for the years ended December 31, 2025 and 2024, respectively.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Stock-Based Awards

Stock Options, Restricted Stock Units (“RSUs”) and Performance-Based Restricted Stock Units (“PSUs”)
The following represents the activities for stock options and RSUs during the year ended December 31, 2025 (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				Restricted Stock Units
	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan Shares Outstanding	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2024	681,729	$312.44	5.96	$30	1,769,947	$10.52
Granted	—	—			674,268	6.29
Exercised or vested	(3,735)	0.91			(947,647)	8.23
Cancelled, forfeited or expired	(1,290)	15.04			(186,022)	6.91
Balance at December 31, 2025	676,704	$314.72	4.96	$9	1,310,546	$10.51

Exercisable at December 31, 2025	76,704	$10.68	3.13	$9
Unvested at December 31, 2025	600,000	$353.60	4.96	$—
The number of RSUs granted and outstanding does not include 0.2 million of PSUs the Company issued as of December 31, 2025. The performance targets in 2025 were based on Net Gaming Revenue (“NGR” or GMV less prizes and other incentives paid to players) and adjusted EBITDA. Additionally, the activity related to stock options and RSUs presented in the table above does not include the 2022 Former CFO restricted stock unit and performance award or the 2022 CEO restricted stock unit and performance award, described below.

Equity award shares exercised or vested as presented in the above table are net of shares withheld to cover tax obligations on stock-based compensation, which resulted in a reduction to additional paid-in capital of $1.3 million during the year ended December 31, 2025.
As of December 31, 2025, unrecognized stock-based compensation expense related to unvested stock options, RSUs and PSUs was $8.9 million. Restricted stock generally vests over periods of one to three years. The weighted-average period over which such compensation expense will be recognized is 1.22 years.

No options were granted during the years ended December 31, 2025 and 2024.
2022 Former CFO Restricted Stock Unit and Performance Award
The Company granted the Company’s former President and Chief Financial Officer (“Former CFO”) a restricted stock unit award covering shares of Class A common stock with a grant date value equal to $15.0 million, comprised of 0.5 million restricted stock units, which vest 25% on the first anniversary of the Former CFO’s start date and in 12 substantially equal quarterly installments thereafter, in each case subject to continuous service with the Company through each applicable vesting date, provided that the grant vests in full if the Former CFO is terminated without cause following a change of control of the Company. On September 30, 2022, the number of shares became fixed and the restricted stock unit award was re-measured based on the then fair value of our Class A common stock. The Company reclassified the re-measured liability classified award with a fair value of $10.7 million to additional paid-in capital.
In addition, the Company issued to the Former CFO a performance stock unit award covering shares of Class A common stock with a fair value of $5.0 million as of the issuance date, comprised of 0.2 million performance stock units, which vest over four

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
one-year periods, with pro-rata vesting for the first and last performance period, in each case subject to continuous service with the Company through each applicable vesting date and the attainment of certain corporate performance goals.

On January 5, 2024, the Former CFO informed the Company of his decision to step down from his position. The 2022 Former CFO restricted stock unit and performance award was forfeited in 2024.
2022 CEO Restricted Stock Unit and Performance Award
The Company granted the CEO a restricted stock unit award covering shares of Class A common stock with a grant date fair value equal to $25.9 million, comprised of 1.4 million restricted stock units. The grant was comprised of 25% time-based RSUs and 75% performance-based RSUs. Such grant vests 25% on the first anniversary of January 1, 2023 and the remainder vests in 12 substantially equal quarterly installments, in each case subject to continuous service with the Company through each applicable vesting date, and with respect to performance-based RSUs, the satisfaction of the applicable performance metrics, provided that the grant vests in full if the CEO is terminated without cause following a change of control of the Company. During the year ended December 31, 2025, the Company recognized $3.7 million in compensation expense related to this grant. As of December 31, 2025, the unrecognized stock-based compensation cost related to the non-vested CEO restricted stock unit award was $3.3 million, which is expected to be recognized over the remaining weighted-average period of approximately 0.90 years.
Founders’ Option Agreements
In December 2020, the Company entered into option agreements with each of the CEO and Chief Strategy Officer (“CSO”) (the “Option Agreements”) awarding them options to purchase (i) 498,000 shares of Class B common stock to the CEO and (ii) 102,000 shares of Class A common stock to the CSO with an exercise price of $353.60 (the “Founders’ Options). The options will vest in three equal increments as follows (i) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the volume weighted average price on the NYSE over a ten (10) trading day period of underlying Class A common stock (“VWAP”) equals or exceeds 3.0x the VWAP of the shares as of the Closing Date (as defined in the Options Agreements), (ii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 4.0x the VWAP of the shares as of the Closing Date; and (iii) one-third (1/3) of the options shall vest and become exercisable as of the date, following the grant date, that the VWAP of the shares equals or exceeds 5.0x the VWAP of the shares as of the Closing Date.

The $93.4 million grant date fair value of the Founders’ Options was estimated using a model based on multiple stock price paths developed through the use of a Monte Carlo simulation that incorporates into the valuation the possibility that the market condition targets may not be satisfied. The significant inputs to the valuation included the Class A stock price and the risk-free interest rate as of the grant date, as well as the estimated volatility of the Class A common stock. During the year ended December 31, 2025, the Company recognized $12.1 million in compensation expense related to these grants. As of December 31, 2025, the unrecognized stock-based compensation cost related to the Option Agreements was $2.8 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.54 years.

14. Income Taxes
The Company has historically generated net operating losses in each of the tax jurisdictions in which it operates and has provided a valuation allowance against net deferred tax assets due to uncertainties regarding the Company’s ability to realize these assets.
The loss before income taxes consisted of the following:

	Year Ended December 31,
	2025	2024
U.S.	$(70,875)	$(46,711)
Non-U.S.	575	(13)
Total loss before income taxes	$(70,300)	$(46,724)

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The provision for income taxes consisted of the following:

	Year Ended December 31,
	2025	2024
Current:
U.S. Federal	$(25)	$(41)
U.S. State	(17)	50
Non-U.S. Foreign	150	57
Total current	108	66

Deferred:
U.S. Federal	—	—
U.S. State	—	—
Total deferred	—	—
Provision for income taxes	$108	$66
Income taxes paid, net of refunds received consisted of the following:

Year Ended December 31,
2025
U.S. Federal	$—
U.S. State(1)	128
Non-U.S. Foreign(2)	23
Total income taxes paid, net of refunds received	$151

(1)State taxes paid primarily related to Texas.
(2)Foreign taxes paid primarily related to India.

A reconciliation of the Company’s effective tax rate is as follows for the year ended December 31, 2025:

	Year Ended December 31,
	2025
Income tax rate reconciliation	$	%
At statutory rate	$(14,763)	21.0%
State taxes (net of federal benefit)(1)	(1)	—%
Valuation allowance	11,116	(15.8)%
Stock-based compensation	3,720	(5.3)%
Other non-deductible items	(155)	0.2%
Cross-border tax laws	191	(0.3)%
Worldwide changes in uncertain tax benefits	(61)	0.1%
Foreign tax effects	61	(0.1)%
Effective income tax rate	$108	(0.2)%
(1)State taxes, net of federal benefit, were primarily comprised of income taxes in California for the year ended December 31, 2025.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
A reconciliation of the Company’s effective tax rate is as follows for the year ended December 31, 2024:

Year Ended December 31,
2024
Income tax rate reconciliation	%
At statutory rate	21.0%
State taxes	(0.1)%
Valuation allowance	(7.8)%
Stock-based compensation	(12.7)%
Permanent differences related to fair value adjustments	(0.5)%
Effective income tax rate	(0.1)%

Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of loss and credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as follows:

	Year Ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$170,229	$151,015
Stock-based compensation	863	952
Reserves and accruals	4,768	5,394
Property and equipment	351	604
Lease liabilities	31	2,542
Capitalized research and development	9,693	12,961
Sec. 163(j) interest carryforwards	8,015	6,445
Other	29	36
Total deferred tax assets	193,979	179,949
Less: valuation allowance	(193,949)	(179,877)
Deferred tax assets, net of valuation allowance	30	72
Deferred tax liabilities:
Right-of-use assets	(30)	(72)
Total deferred tax liabilities	(30)	(72)
Net deferred tax assets (liabilities)	$—	$—
A valuation allowance is required to be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Realization of deferred tax assets is dependent upon future earnings, the timing and amount of which are uncertain. A full review of all positive and negative evidence needs to be considered. As of December 31, 2025 and 2024, the Company has provided a full valuation allowance on its net deferred tax assets.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Changes to the valuation allowance were related to the following:

Year Ended December 31,
2025
Valuation allowance
Beginning balance	$179,877
Change related to continuing operations	14,072
Change related to acquisitions	—
Change related to other comprehensive income	—
Valuation allowance ending balance	$193,949
As of December 31, 2025, the Company had net operating loss carryforwards for U.S. Federal and state income tax purposes of approximately $701.6 million and $280.0 million. The U.S. Federal and state net operating loss carryforwards, if not utilized, will expire beginning in 2033 and 2032, respectively. Approximately $665.6 million of our U.S. Federal net operating loss carryforwards are not subject to expiration. Utilization of some of the U.S. Federal and state net operating loss and credit carryforwards may be subject to annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitations may result in the expiration of net operating losses and credits before utilization. The Company has performed a Section 382 study as of December 31, 2024 and does not expect any net operating losses to expire unused due to Section 382 limitations.

The Company files tax returns in the U.S. and various local, state and foreign jurisdictions. The Company is not currently under examination in any of these jurisdictions and all its tax years remain open to examination due to net operating loss carryforwards. The Company does not have any material reserves for uncertain tax positions.

15. Related-Party Transactions
On December 10, 2024, the Company entered into Share Repurchase Agreements (the “Share Repurchase Agreements”) with Wildcat Capital Management, LLC and Wildcat Partner Holdings, LP (the “Wildcat Parties”). Prior to the transaction, the Wildcat Parties owned more than 6% of our Class A Common Stock in the aggregate. Pursuant to the Share Repurchase Agreements, the Company agreed to repurchase 961,532 shares of its Class A Common Stock from Wildcat Partner Holdings, LP at a price of $7.00 per share, for a total purchase price of $6.7 million, and 18,316 shares of its Class A Common Stock from Wildcat Capital Management, LLC at a price of $7.00 per share, for a total purchase price of $0.1 million (collectively, the “Share Repurchase Transactions”), which in the aggregate comprised all of the shares of Class A Common Stock beneficially owned by the Wildcat Parties. The Share Repurchase Agreements contain customary representations and warranties, and closed on December 10, 2024.

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

Aside from Share Repurchase Transactions and the Executive grants discussed in Note 13, Stock-Based Compensation, the Company did not have any other significant related party transactions during the years ended December 31, 2025 and 2024.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
16. Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group (the “CODM”). Our CODM consists of the CEO who allocates resources and measures profitability based on our operating segments, which are managed and reviewed separately, as each represents services that can be sold separately to our customers. To monitor performance, the CODM regularly receives and reviews Adjusted EBITDA information for each operating segment, together with consolidated expense information. Additionally, the CODM receives estimated and forecasted expense information by operating segment. The CODM uses this information to monitor the operating efficiencies of segments and trends to monitor the overall health of the of each segment. The CODM evaluates operating performance and allocates resources based on Adjusted EBITDA. In particular, the CODM utilizes Adjusted EBITDA to evaluate total company performance and individual operating segment performance. In addition, the CODM utilizes Adjusted EBITDA in the evaluation of incentive compensation and the annual budget process. The CODM measures segment performance against annual budgets, forecasts and actual results. The CODM does not review information regarding total assets on a reportable segment basis.

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

•RZR: In March 2026, RZR, our performance marketing platform business, rebranded as “RZR.” The rebrand reflects an evolution of the platform’s capabilities and market positioning and does not represent a change in ownership or legal structure. RZR is a performance marketing platform that enables advertisers to acquire, retain, and monetize users across mobile, connected television (CTV), and other digital channels. The platform utilizes proprietary machine learning and neural network-based architecture to optimize campaigns across user acquisition, retargeting, and brand performance objectives within a unified system. The platform processes large-scale data inputs in real time and applies predictive models to optimize bidding, targeting, and campaign performance across channels. While historically focused on mobile gaming, RZR now serves a broader set of industries, including consumer applications, retail, food and beverage, and entertainment.

The Company’s corporate operations primarily support Skillz and are included in the results for the Skillz segment. Likewise, RZR largely has its own corporate operations, which are included in the RZR segment.

For the Skillz Segment, end user engagement marketing represents the cost of incentives provided to end users such as Bonus Cash and Ticketz. Paid acquisition spend represents amounts paid to third parties to promote the Skillz platform. Headcount expenses include salaries, bonuses, contractors, travel, and burden such as employer taxes, benefits and insurance. Consulting fees represent expenses paid for professional fees. Vendor/Software expenses represent fees paid for the Company’s annual audit and tax advisors, software and server costs and third party technical support. Legal fees (non-litigation) represents legal expenses that relate to contract negotiations, securities law, compliance and lawsuits that do not relate to the Company’s lawsuits against AviaGames, Papaya (see Note 9. Commitments and Contingencies) and a third competitor. Litigation expenses include legal expenses incurred where the Company is pursuing damages against AviaGames and Papaya (see Note 9. Commitments and Contingencies) and a third competitor for unfair business practices and their use of ‘bots’. Office and operations expenses represent rent and building maintenance. Other segment items include marketing expenses which, in turn, consists mostly of affiliate marketing, state and corporate fees, fines and penalties and trade shows.

For the RZR Segment, operating expenses include all operating expenses such as headcount, marketing, software, professional fees such as legal, audit and tax compliance and rent.

For both the Skillz and RZR segments, stock-based compensation expenses are not included in operating expenses.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The following tables provide summarized information about the Company’s operations by reportable segment and a reconciliation of adjusted EBITDA to loss before income taxes for the years ended December 31, 2025 and 2024.

	Year Ended December 31,
	2025	2024
Revenue
Skillz	$78,154	$82,442
RZR	26,790	10,876
Eliminations(1)	(448)	(453)
Total revenue	$104,496	$92,865

Adjusted EBITDA
Skillz	$(52,003)	$(53,205)
RZR	1,546	(7,618)
Total adjusted EBITDA	$(50,457)	$(60,823)

Items to reconcile Adjusted EBITDA to loss before income taxes:
Interest (expense) income, net	$(5,815)	$298
Stock-based compensation	(19,580)	(30,015)
Change in fair value of common stock warrant liabilities	—	11
Depreciation and amortization	(1,381)	(1,665)
Other (expense) income, net	(567)	(530)
Gain on litigation settlement(2)	7,500	46,000
Loss before income taxes	$(70,300)	$(46,724)

(1)Amounts represent the RZR (formerly Aarki) revenue earned from Skillz.
(2)Amounts represent a gain on a legal settlement recorded in connection with proceeds under terms of a settlement agreement entered into with AviaGames.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
The following tables provide summarized information about the Company’s operations by reportable segment for the years ended December 31, 2025 and 2024, respectively:

	For the Year Ended December 31, 2025
	Skillz	RZR
Revenue	$78,154	$26,790
Less:
Cost of revenue	(8,532)	(4,246)
End user engagement marketing	(34,046)
Paid acquisition spend	(15,744)
Headcount expenses	(26,301)
Consulting fees	(11,305)
Vendor and software expenses	(8,204)
Legal fees (non-litigation)	(3,105)
Litigation expenses	(16,193)
Office and operations expenses	(5,589)
RZR operating expenses		(20,998)
Other segment items	(1,138)
Adjusted EBITDA	$(52,003)	$1,546

	For the Year Ended December 31, 2024
	Skillz	RZR
Revenue	$82,442	$10,876
Less:
Cost of revenue	(9,522)	(3,883)
End user engagement marketing	(37,164)
Paid acquisition spend	(15,891)
Headcount expenses	(26,709)
Consulting fees	(4,194)
Vendor and software expenses	(12,852)
Legal fees (non-litigation)	(6,836)
Litigation expenses	(13,087)
Office and operations expenses	(5,659)
RZR operating expenses		(14,611)
Other segment items	(3,733)
Adjusted EBITDA	$(53,205)	$(7,618)

Transactions Between Segments

Intercompany revenue was approximately $0.5 million for each of the years ended December 31, 2025 and 2024, respectively.

SKILLZ INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables are in thousands, unless otherwise noted)
Capital Expenditures

Consolidated capital expenditures were $6.1 million and $2.5 million during the years ended December 31, 2025 and 2024, respectively. Capital expenditures consisted primarily of costs related to internal-use software for the years ended December 31, 2025 and 2024, respectively.

17. Net Loss Per Share

The Company computes net loss per share of our Class A common stock and Class B common stock using the two-class method required for participating securities. Basic and diluted loss per share are the same for each class of common stock as they are entitled to the same liquidation and dividend rights. The effect of potentially dilutive common shares is reflected in diluted loss per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted loss per Class A common stock and Class B common stock (in thousands, except for share and per share data).

	Year Ended December 31,
	2025	2024
Numerator:
Net loss - basic and diluted	$(70,408)	$(46,790)
Denominator:
Weighted average common shares outstanding – basic and diluted	15,605,220	17,845,771
Net loss per share attributable to common stockholders – basic	$(4.51)	$(2.62)

The following outstanding common stock equivalents were considered antidilutive; and therefore, excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands):

	Year Ended December 31,
Number of Securities Outstanding	2025	2024
Common stock warrants	—	226,786
Common stock options	676,704	681,729
Performance stock units	241,538	669,339
Restricted stock units	1,310,546	1,769,947
Total	2,228,788	3,347,801

18. Subsequent Events
In connection with the Litigation Settlement with AviaGames, we received a payment of $7.5 million on March 27, 2026.

Other than the above, as of the date of the filing of our Consolidated Financial Statements, we had not identified, and were not aware of, any material subsequent events that occurred for the year ended December 31, 2025.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated, recorded, processed, summarized, reported and communicated within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms.

Based on the evaluation of our disclosure controls and procedures, management has concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below. In light of this determination, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by, and included in, this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

The Company’s management, including the CEO and CFO, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on the results of this assessment, management concluded that internal control over financial reporting was not effective as of December 31, 2025, due to the existence of material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported, the following material weaknesses continued to exist as of December 31, 2025:

1.Risk assessment: The Company did not maintain a sufficiently formalized and documented enterprise-level risk assessment process aligned with the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result, the Company did not appropriately reassess and adequately design and implement controls over financial reporting, including with respect to identification and review of disclosures and monitoring controls, and with respect to providing the appropriate evidence of review of reconciliations, budgets, and key elements of the financial close process.

2.Information technology general controls (“ITGCs”): As of December 31, 2025, ITGCs in the areas of access and program change management over IT systems that support the Company’s financial reporting processes were not designed or operating effectively. Specifically, the Company did not maintain sufficient: (a) user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel; (b) program change management controls to ensure that IT program and data changes affecting financial information technology applications and underlying records are identified, tested, authorized, and implemented appropriately; and (c) program operations controls. As a result, the Company’s related IT dependent manual and application controls that rely upon the affected ITGCs, or information coming from IT systems with affected ITGCs were also deemed ineffective.

3.Internal control over financial reporting: As of December 31, 2025, controls related to properly evaluating accounting processes were not adequately designed, implemented or operating effectively including the lack of sufficient documentation or evidence retained to demonstrate management’s sufficient review over several financial statement areas, as it relates to the Company’s reconciliations, budgets, key elements of the financial reporting process, and IT-dependent controls. Additionally, there was an inadequate review of complex accounting assumptions, together with a lack of qualified accounting personnel employed during the year.

The material weaknesses described above were identified during management’s assessment in prior years and confirmed by our independent registered public accounting firm. Although these material weaknesses did not result in any identified material misstatements of the Company’s previously or currently issued financial statements, there is a reasonable possibility that a material misstatement to the consolidated financial statements might not be prevented or detected on a timely basis.

Remediation Efforts

Management has been actively engaged in developing and implementing remediation plans to address these material weaknesses as described below.

During fiscal year 2025, management made the following progress on its remediation efforts:

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
•Management will continue to make strategic investments in qualified personnel, external consultants, together with deploying available tools and systems to streamline and automate the execution and documentation of internal controls throughout the Company; and
•Management will continue to employ, engage, educate and train personnel, including external consultants, throughout the Company on the importance of documenting and following internal controls.

We expect to complete remediation during fiscal year 2026, subject to successful testing of operating effectiveness.

Changes in Internal Controls Over Financial Reporting

Other than noted above, there were no changes in our internal controls over financial reporting during the fourth quarter of the fiscal year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. An internal controls system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

An attestation of the Company’s internal control over financial reporting by our independent registered public accounting firm is not included as we were a Non-Accelerated Filer and are exempt from the auditor attestation requirement of Section 404(b) of the Sarbanes-Oxley Act of 2002.

Item 9B. Other Information.

During the quarter ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information regarding our directors, executive officers, and certain corporate governance related matters including our Code of Business Conduct, Standards and Ethics will be contained under the headings “Proposal No. 1,” “Executive Officers,” and “Corporate Governance,” “Insider Trading Policy,” and to the extent applicable, “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement to be filed with the SEC in connection with our 2026 annual meeting of stockholders (the “2026 Proxy Statement”) is incorporated herein by reference.
Item 11. Executive Compensation.
The information regarding director compensation and executive officer compensation contained under the headings “Board and Corporate Governance Matters — Compensation Committee Interlocks and Insider Participation,” “Corporate Governance — Director Compensation Program,” and “Executive Compensation” in the 2026 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding share ownership contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners, Directors and Management” in the 2026 Proxy Statement is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information regarding director independence and related party transactions under the headings “Corporate Governance — Independence of Directors” and “Certain Relationships and Related Transactions,” respectively, in the 2026 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The information regarding audit fees, audit-related fees, tax fees, all other fees, and the Audit Committee’s policies and procedures on pre-approval of audit and permissible non-audit services of independent auditors contained under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) We have filed the following documents as part of this Annual Report:
1. Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report.

All schedules have been omitted as they are either not required or not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.
2. Exhibits
The documents listed in the Exhibit Index of this Annual Report are incorporated by reference or are filed with this Annual Report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Merger Agreement, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corp., FEAC Merger Sub Inc., Skillz Inc., and Andrew Paradise, solely in his capacity as representative of the stockholders of Skillz Inc.	8-K(1)	2.1	9/2/2020
2.2	Agreement and Plan of Merger, dated as of June 1, 2021, by and among Skillz Inc., Spades Merger Sub I, Spades Merger Sub II, RZR Inc. and Shareholder Representative Services	8-K	2.1	6/2/2021
3.1	Fifth Amended and Restated Certificate of Incorporation	8-K	3.1	12/11/2024
3.2	Amended and Restated Bylaws of Skillz Inc.	8-K	3.2	12/21/2020
4.1	Form of Specimen Class A Common Stock Certificate of Skillz Inc.	8-K	4.1	12/21/2020
4.2	Description of Skillz Inc.’s Securities
4.3	Indenture, dated as of December 20, 2021, among Skillz Inc., each of the guarantors party thereto and UMB Bank, N.A., as Trustee	8-K	4.1	12/20/2021
4.4	First Supplemental Indenture, dated April 13, 2023, by and among Skillz Inc. the guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent	8-K	4.1	4/14/2023
4.5	Form of 10.250% Note due 2026 (included as Exhibit A to Exhibit 4.4)	8-K	4.2	12/20/2021
10.1+	Skillz Inc. 2020 Omnibus Incentive Plan	S-4(1)	Annex F	9/8/2020
10.2+	Amendment No. 1 to the Skillz Inc. 2020 Omnibus Incentive Plan	10-Q	10.2	8/8/2023
10.3+	Skillz Inc. 2020 Employee Stock Purchase Plan	S-4(1)	Annex G	9/8/2020
10.4+	Amendment No. 1 to the Skillz Inc. 2020 Employee Stock Purchase Plan	10-Q	10.1	8/8/2023
10.5+	Amendment No. 1 to the RZR, Inc. 2010 Stock Plan	10-Q	10.3	8/8/2023
10.6+	Form of Indemnification Agreement	8-K	10.1	2/26/2021
10.7	Support Agreement, dated as of September 1, 2020, by and among Flying Eagle Acquisition Corp. and certain Supporting Stockholders of Skillz Inc.	8-K(1)	10.3	9/2/2020
10.8	Eighth Amended and Restated Investors’ Rights Agreement, dated September 1, 2020, by and among Flying Eagle Acquisition Corp., Skillz Inc. and certain of its stockholders	8-K(1)	10.2	9/2/2020
10.9†	Earnout Escrow Agreement, dated December 16, 2020 by and among Skillz Inc., Andrew Paradise, solely in his capacity as representative of the stockholders of Skillz Inc., Eagle Equity Partners II LLC and Continental Stock Transfer & Trust Company	8-K	10.6	12/21/2020
10.10	Director Nomination Agreement, dated December 16, 2020, by and between Skillz Inc. and Eagle Equity Partner II, LLC	8-K	10.7	12/21/2020

10.11	Note Cancellation Agreement dated as of December 16, 2020 by and between Skillz Inc. and Andrew Paradise	8-K	10.8	12/21/2020
10.12	Note Cancellation Agreement dated as of December 16, 2020 by and between Skillz Inc. and Casey Chafkin	8-K	10.9	12/21/2020
10.13†*	Amendment to Skillz Online Developer Terms and Conditions of Service, dated January 15, 2020, by and between Skillz Inc and Tether Studios, Inc.	S-4(1)	10.9	11/2/2020
10.14+	Form of Option Agreement	8-K	10.11	12/21/2020
10.15+	Skillz Inc. Executive Severance and Change in Control Plan	8-K	10.12	12/21/2020
10.16+	Form of Severance Plan Participation Agreement	8-K	10.13	12/21/2020
10.17	Investor Rights Agreement dated September 1, 2020 by and among Flying Eagle Acquisition Corp., Skillz Inc., and the stockholders named therein	8-K	10.14	12/21/2020
10.18+	Offer Letter, signed by Skillz Inc. and Jason Roswig, dated as of June 24, 2022	10-Q	10.1	8/4/2022
10.19+	Letter Agreement, dated September 19, 2024, between Skillz Inc. and Casey Chafkin	8-K	10.1	9/25/2024
10.20+	Offer Letter, dated June 21, 2025, between Skillz Inc. and Todd A. Valli	8-K	10.1	7/14/2025
10.21	Form of Non-Competition and Non-Solicitation Agreement, dated as of June 1, 2021, by and between Skillz Inc. and Certain Stockholders of RZR, Inc.	8-K	99.1	6/2/2021
10.22	CEO Equity Award Agreement, dated as of November 23, 2022	8-K	10.1	11/30/2022
10.23	Confidentiality, Non-Competition, Non-Solicitation and Assignment of Inventions Agreement, dated as of May 13, 2013	10-K	10.20	3/31/2023
10.24	Offer Letter, dated October 17, 2023, between Skillz Inc. and Gaetano Franceschi	8-K	10.1	1/9/2024
10.25**	Skillz Developer Terms and Conditions, dated December 16, 2025
10.26+	Offer Letter, dated December 15, 2025, between Skillz Inc. and Michael Darwal	8-K	10.2	12/18/2025
10.27+	Transition and Separation Agreement, dated December 17, 2025, between Skillz Inc. and Gaetano Franceschi	8-K	10.1	12/18/2025
10.28+	CEO Long-Term Incentive Equity Award Agreement, dated December 19, 2025	8-K	10.1	12/23/2025
10.29+	CEO Special Performance Stock Unit Award Agreement, dated December 19, 2025	8-K	10.2	12/23/2025
16.1	Letter from Grant Thornton LLP dated December 17, 2025 to the Securities and Exchange Commission regarding change in certifying accountant	8-K	16.1	12/18/2025
19.1	Insider Trading Policy	10-Q	19.1	12/11/2025
21.1**	Subsidiaries of Registrant
23.1**	Consent of Deloitte and Touche LLP, Independent Registered Public Accounting Firm
23.2**	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97**	Clawback Policy

101.INS***	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

SKILLZ INC.

By:	/s/ Todd A. Valli
Name:	Todd A. Valli
Title:	Chief Accounting Officer
Date:	March 31, 2026

Signature	Title	Date

/s/ Andrew Paradise	Chief Executive Officer and Chairman (Principal Executive Officer)	March 31, 2026
Andrew Paradise

/s/ Gaetano Franceschi	Chief Financial Officer (Principal Financial Officer)	March 31, 2026
Gaetano Franceschi

/s/ Todd A. Valli	Chief Accounting Officer (Principal Accounting Officer)	March 31, 2026
Todd A. Valli

/s/ Casey Chafkin	Director	March 31, 2026
Casey Chafkin

/s/ Alex Mandel	Director	March 31, 2026
Alex Mandel

/s/ Henry Hoffman	Director	March 31, 2026
Henry Hoffman

/s/ Anthony Cabot	Director	March 31, 2026
Anthony Cabot

/s/ Kent Wakeford	Director	March 31, 2026
Kent Wakeford

/s/ Gary Vecchiarelli	Director	March 31, 2026
Gary Vecchiarelli