Form 10-Q
period 2026-03-31
Skillz Inc.
filed 2026-05-15
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

As of May 8, 2026, the registrant had outstanding 12,177,494 shares of Class A common stock and 3,430,063 shares of Class B common stock.

SKILLZ INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SKILLZ INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except for number of shares and par value per share amounts)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$185,401	$194,513
Accounts receivable, net of allowance for credit losses of $257 as of March 31, 2026 and December 31, 2025	16,062	14,412
Prepaid expenses and other current assets	7,639	7,553
Total current assets	209,102	216,478
Non-current assets:
Property and equipment, net	20,979	20,776
Operating lease right-of-use assets, net	917	1,082
Non-marketable equity securities	52,768	52,768
Restricted cash, non-current	1,000	1,000
Other non-current assets	2,582	1,351
Total non-current assets	78,246	76,977
Total assets	$287,348	$293,455
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,609	$9,713
Operating lease liabilities, current	417	465
Current portion of long-term debt	128,110	127,589
Other current liabilities	47,192	42,944
Total current liabilities	184,328	180,711
Non-current liabilities:
Operating lease liabilities, non-current	547	665
Other non-current liabilities	260	259
Total non-current liabilities	807	924
Total liabilities	185,135	181,635
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock $0.0001 par value; 10.0 million shares authorized — no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock $0.0001 par value; 31.3 million shares authorized; Class A common stock – 25.0 million shares authorized; 19.5 million and 19.3 million shares issued; 12.4 million and 12.2 million outstanding as of March 31, 2026 and December 31, 2025, respectively; Class B common stock – 6.3 million shares authorized; 3.4 million shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,247,726	1,245,462
Accumulated other comprehensive loss	(1,297)	(371)
Accumulated deficit	(1,102,611)	(1,091,666)
Treasury stock at cost, 7.1 million and 7.1 million shares as of March 31, 2026 and December 31, 2025, respectively	(41,606)	(41,606)
Total stockholders’ equity	102,213	111,820
Total liabilities and stockholders’ equity	$287,348	$293,455
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for number of shares and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue	$29,105	$21,897
Costs and expenses:
Cost of revenue	3,597	2,965
Research and development	5,063	4,817
Sales and marketing	17,283	18,005
General and administrative	19,412	19,083
Gain from litigation settlement	(7,500)	(7,500)
Total costs and expenses	37,855	37,370
Loss from operations	(8,750)	(15,473)
Interest expense, net of interest income	(2,280)	(1,071)
Other income (expense), net	159	(559)
Loss before income taxes	(10,871)	(17,103)
Provision for income taxes	74	39
Net loss	$(10,945)	$(17,142)

Loss per share attributable to common stockholders:
Basic	$(0.69)	$(1.05)
Diluted	$(0.69)	$(1.05)
Weighted average shares outstanding:
Basic	15,832,060	16,289,299
Diluted	15,832,060	16,289,299

Other comprehensive loss:
Foreign currency translation loss	(926)	—
Total other comprehensive loss	(926)	—
Total comprehensive loss	$(11,871)	$(17,142)
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except for number of shares)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Treasury Stock		Total stockholders’ equity
	Shares	Amount				Shares	Amount

Balance at January 1, 2026	15,629,912	$1	$1,245,462	$(371)	$(1,091,666)	7,114,485	$(41,606)	$111,820
Net loss	—	—	—	—	(10,945)	—	—	(10,945)
Stock-based compensation	—	—	2,749	—	—	—	—	2,749
Restricted stock vesting, net of shares withheld	235,611	—	(485)	—	—	—	—	(485)
Foreign currency translation	—	—	—	(926)	—	—	—	(926)
Balance at March 31, 2026	15,865,523	$1	$1,247,726	$(1,297)	$(1,102,611)	7,114,485	(41,606)	$102,213

Balance at January 1, 2025	16,736,904	$1	$1,226,642	$—	$(1,021,258)	5,416,418	$(32,349)	$173,036
Net loss	—	—	—	—	(17,142)	—	—	(17,142)
Stock-based compensation	—	—	5,646	—	—	—	—	5,646
Shares repurchased	(845,564)	—	—	—	—	845,564	(4,732)	(4,732)
Balance at March 31, 2025	15,891,340	$1	$1,232,288	$—	$(1,038,400)	6,261,982	$(37,081)	$156,808
See accompanying Notes to the Condensed Consolidated Financial Statements.

SKILLZ INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net loss	$(10,945)	$(17,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	716	167
Stock-based compensation	2,757	5,550
Accretion of unamortized debt discount and amortization of debt issuance costs	521	462
Non-cash lease expense	123	42
Recoveries of bad debt	—	(16)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,651)	(3,219)
Prepaid expenses and other assets	(1,318)	1,235
Accounts payable	(1,058)	(736)
Operating lease liabilities	(124)	(42)
Other accruals and liabilities	4,243	2,768
Net cash used in operating activities	(6,736)	(10,931)
Investing Activities
Purchases of property and equipment	(363)	(1,192)
Capitalization of software development costs	(602)	(535)
Net cash used in investing activities	(965)	(1,727)
Financing Activities
Principal payments on finance leases obligations	—	(192)
Repurchase of common stock	—	(4,732)
Restricted stock vesting, net of shares withheld	(485)	—
Net cash used in financing activities	(485)	(4,924)
Effect of exchange rates on cash and cash equivalents	(926)	—
Net change in cash, cash equivalents and restricted cash	(9,112)	(17,582)
Cash, cash equivalents and restricted cash – beginning of year	195,513	281,923
Cash, cash equivalents and restricted cash – end of period	$186,401	$264,341

Supplemental cash disclosures
Cash paid for interest	$—	$11
Cash paid for taxes, net of refunds received	$11	$34
Supplemental non-cash disclosures
Purchases of property and equipment included in accounts payable	$12	$67
Stock-based compensation capitalized in software development costs	$—	$96
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
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements reflect all adjustments of a normal and recurring nature that are, in the opinion of the Company’s management, necessary for the fair presentation of the results of operations for the interim periods.
Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Reclassifications
Certain prior year amounts have been reclassified or changed to conform to the current-year presentation. Such reclassifications had no impact on previously reported net loss.
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions that affect the amounts reported in these condensed consolidated financial statements and the accompanying notes. Estimates are used in several areas including, but not limited to, end-user incentives, including Bonus Cash and Ticketz accruals, indirect tax liabilities, the fair value of non-marketable securities, and the impairment of long-lived assets. The Company bases these estimates on historical experience and various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying amounts of assets and liabilities. The actual results may materially differ from these estimates.
Revenue Recognition
The Company recognizes revenue for its services in accordance with the FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). For additional information, see Note 3, “Revenue”.
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
The following table provides a reconciliation of the Company’s cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheet that sum to the total of the same such amount shown on the condensed consolidated statements of cash flows for the three months ended March 31, 2026:

	March 31,	December 31,
	2026	2025
Cash, cash equivalents and restricted cash
Cash	$25,472	$10,101
Money market funds	159,929	184,412
Restricted cash - non-current	1,000	1,000
Total cash, cash equivalents and restricted cash	$186,401	$195,513
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
The activity in our allowance for credit losses for the three months ended March 31, 2026 and 2025 is as follows:

	2026	2025
Beginning balance for credit losses	$257	$273
Provision for bad debt	—	—
Recoveries	—	(16)
Ending balance for credit losses	$257	$257
Four customers of RZR accounted for approximately 45% of the accounts receivable balance as of March 31, 2026, with each customer accounting for at least 10% of the total.
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
Non-marketable equity securities are investments in privately held companies without readily determinable fair values. We have accounted for these investments using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded as its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. The carrying value of the Company’s investments without readily determinable fair values was $52.8 million as of March 31, 2026 and December 31, 2025, respectively, and are classified as non-marketable equity securities on the condensed consolidated balance sheets.
The Company did not record any other adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative and did not recognize any gains or losses related to the sale of non-marketable equity securities for the three months ended March 31, 2026 and 2025, respectively.
Investment Components
Investments consisted of the following as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Money market funds	$159,929	$—	$—	$159,929	$159,929	$—	$—
Total investments	$159,929	$—	$—	$159,929	$159,929	$—	$—

	As of December 31, 2025
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Money market funds	$184,412	$—	$—	$184,412	$184,412	$—	$—
Total investments	$184,412	$—	$—	$184,412	$184,412	$—	$—
Advertising and Promotional Expense
Advertising and promotional expenses are included in sales and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and are expensed when incurred. Advertising expenses, excluding marketing promotions related to the Company’s end-user incentive programs, were $3.6 million and $5.0 million for the three months ended March 31, 2026 and 2025, respectively.
User Acquisition
User acquisition (“UA”) marketing costs to acquire new paying users to the platform are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. UA marketing costs were $3.2 million and $4.6 million for the three months ended March 31, 2026 and 2025, respectively.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Interest Expense, Net of Interest Income
Interest expense, net of interest income, consisted of the following for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Interest expense, net of interest income
Interest expense	$(3,844)	$(3,796)
Interest income	1,564	2,725
Total interest expense, net of interest income	$(2,280)	$(1,071)
Indirect Tax Liabilities
The Company is subject to indirect taxes such as sales and use tax in the United States and value-added tax in certain foreign jurisdictions, respectively. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. The Company recognizes changes to its estimate if it is estimable and probable that its position would not be sustainable upon examination by taxing authorities. Although management believes the Company’s recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from those which its liabilities are based on. To the extent that final tax outcomes of these matters are different than the amounts recorded, such differences could have a material impact on the Company’s condensed consolidated financial statements as the Company records related tax reserves as a reduction in revenue, and penalties and interest in general and administrative expenses. Indirect tax liabilities, recorded in other current liabilities, totaled $12.4 million and $12.6 million at March 31, 2026 and December 31, 2025, respectively. See Note 8, “Commitments and Contingencies” for additional information.
401(k) Plan
The Company has a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings and receive a matching employer contribution of up to 3% of compensation not to exceed the maximum amount allowable. For the three months ended March 31, 2026 and 2025, respectively, the Company recognized an expense under this plan of $0.1 million and $0.1 million, respectively.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires public entities to disclose disaggregated information about certain costs and expenses in the notes to their financial statements in both annual and interim filings. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The amendments in ASU 2024-03 can be applied either prospectively or retrospectively. The Company is currently evaluating the disclosure requirements related to this accounting standard update.
In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” which modernizes the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for financial statements issued for annual periods beginning after December 15, 2027 and interim periods within those fiscal years. The amendments in ASU 2025-06 can be early adopted and should be applied using either the prospective, modified, or retrospective transition approach. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
3. Revenue
The following tables present the Company’s revenues, disaggregated by offering, geographical region, and reportable segment for the three months ended March 31, 2026 and 2025. Revenue by geographical region is based on the location where the game developer or advertising customer is headquartered. Revenue is recognized net of any taxes from customers (e.g., sales and other indirect taxes), which are subsequently remitted to governmental entities. For more information on revenues presented by reportable segment, see Note 12, “Segment Reporting”.

	Three Months Ended March 31, 2026
	Skillz	RZR	Total
Revenue From Customers:
Entry Fee Revenue	$19,387	$—	$19,387
Advertising Revenue	—	9,756	9,756

Other Revenue:
Maintenance Fee Revenue	269	—	269
Total Revenue	$19,656	$9,756	$29,412

United States	$18,459	$2,264	$20,723
Other Countries	1,197	7,492	8,689
Total Revenue	$19,656	$9,756	$29,412

Elimination(1)			(307)
Consolidated			$29,105
1.Elimination of RZR intercompany revenues, which were generated within the United States.

	Three Months Ended March 31, 2025
	Skillz	RZR	Total
Revenue From Customers:
Entry Fee Revenue	$17,151	$—	$17,151
Advertising Revenue	—	4,439	4,439

Other Revenue:
Maintenance Fee Revenue	441	—	441
Total Revenue	$17,592	$4,439	$22,031

United States	$16,298	$1,319	$17,617
Other Countries	1,294	3,120	4,414
Total Revenue	$17,592	$4,439	$22,031

Elimination(1)			(134)
Consolidated			$21,897
1.Elimination of RZR intercompany revenues, which were generated within the United States.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Revenues from Entry Fees
The Company generates revenues through its competition-based Skillz segment by providing a service to game developers for monetization of their game content. The monetization service provided by Skillz allows developers to offer multi-player competition to their end-users for the purpose of end-user retention and engagement. Skillz provides developers with a software development kit (“SDK”) they can download and integrate with their existing games. The SDK serves as a data interface between Skillz and the game developers that enables Skillz to provide monetization services to the developer. There have been no material changes from the revenue recognition accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Games provided by two developer partners accounted for 70% of the Company’s consolidated revenue for three months ended March 31, 2026, with each developer partner accounting for at least 10% of the total.
Games provided by three developer partners accounted for 71% of the Company’s consolidated revenue for three months ended March 31, 2025, with each developer partner accounting for at least 10% of the total.
End-User Incentive Programs
To drive traffic to its platform, the Company provides promotions and incentives to end-users in various forms. Evaluating whether a promotion or incentive is a payment to a customer may require significant judgment. Certain promotions and incentives, which are consideration payable to customers, are recognized as a reduction of revenue at the later of when revenue is recognized or when the Company pays or promises to pay the incentive. The Company recognized a reduction of revenue of $1.1 million and $2.8 million related to these end-user incentives for the three months ended March 31, 2026 and 2025, respectively.
Promotions and incentives recorded as sales and marketing expenses are recognized when we incur the related cost. The Company recognized sales and marketing expense of $7.6 million and $9.0 million related to end-user incentives for the three months ended March 31, 2026 and 2025, respectively.
From time to time, the Company issues credits or refunds to end-users who are dissatisfied with the level of service provided by the game developer. There is no contractual obligation for the Company to refund such end-users nor is there a valid expectation by game developers for the Company to issue such credits or refunds to end-users on their behalf. The Company accounts for credits or refunds, which are not recoverable from the game developer, as sales and marketing expenses when incurred.
Advertising Revenue
The Company offers a technology platform (i.e., demand side platform, “DSP”) to source available advertising space from its network of vendors / suppliers (aka, advertising exchange partners / publishers), which uses a real-time auction process, to provide user acquisition and retargeting solutions for its customers. Revenue from advertising is recognized based on the number of impressions delivered on behalf of the customer as the performance obligation is satisfied. The Company considers itself the agent of its customer(s) based on the Company’s role in programmatically sourcing and placing advertisements on behalf of customers via a network of third-party publishers. The Company does not, at any time, take ownership of the advertising inventory being sourced and placed. Via the DSP, if the Company wins the auction and an impression is served, the customer’s advertisement is displayed on the publisher / supplier’s mobile application. There have been no material changes from the revenue recognition accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
For performance obligations related to advertising revenue, customers are typically extended 30 day payment terms from completion of each month’s insertion order and no advertising revenue customers accounted for more than 10% of the Company’s revenue in either of three months ended March 31, 2026 and 2025, respectively.
The Company recognizes an asset for incremental costs of obtaining a contract with the customer as long as management expects to recover these costs. Incremental costs are those that would have not been incurred if the contract did not exist. Examples of incremental costs often capitalized are sales commissions, whereas examples of costs that would not be included are internal employee salaries, standard benefits, travel costs, and other / general legal costs. Sales commissions are the only incremental contract costs the Company incurs and are paid based on collected revenue based on the recipient’s assigned accounts. As commissions are typically satisfied within one year after an executed contract, the Company applies the practical expedient to expense these costs as incurred.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Maintenance Fee Revenue
When a player becomes inactive on the platform by not participating in a tournament for six consecutive months, the Company imposes a monthly maintenance fee. This fee is charged to the player and recognized as revenue by the Company beginning in the seventh month of inactivity.
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
The components of lease costs, lease term and the discount rate were as follows for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
Finance leases
Amortization of assets under finance leases	$—	$—
Interest	—	11
Total finance lease costs	$—	$11

Operating lease cost	$157	$351
Variable lease cost	$23	$100
Short-term lease rent expense	$736	$707

Weighted-average remaining lease term
Operating leases	1.5	4.5
Finance leases	0.0	0.1

	Three Months Ended March 31,
	2026	2025
Weighted-average discount rate
Operating leases	7.4%	10.2%
Finance leases	—%	2.8%

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Supplemental cash flow information related to leases for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$155	$50
Payments for finance leases included in cash from operating activities	$—	$11
Payments for finance leases included in cash from financing activities	$—	$192
Assets obtained in exchange for lease obligations:
Operating leases	$—	$—
Finance leases	$—	$—
The following table outlines future minimum lease payments under the Company’s non-cancellable leases as of March 31, 2026:

Operating Leases
2026	$408
2027	451
2028	272
Total undiscounted cash flows	1,131
Less: Imputed interest	(167)
Present value of lease liabilities	$964

Lease liabilities, current	$417
Lease liabilities, non-current	547
Present value of lease liabilities	$964
As of March 31, 2026, the Company does not have any operating and/or finance leases, which have not yet commenced.
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Credit card processing reserve	$1,000	$1,000
Prepaid expenses	5,095	5,423
Other current assets	1,544	1,130
Prepaid expenses and other current assets	$7,639	$7,553

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Property and Equipment, Net
Property and equipment consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Land	$980	$980
Building	12,838	12,831
Capitalized internal-use software	13,911	13,459
Computer equipment and servers	3,987	3,202
Furniture and fixtures	378	378
Leasehold improvements	122	122
Construction in progress	1,903	2,246
Total property and equipment	34,119	33,218
Accumulated depreciation and amortization	(13,140)	(12,442)
Property and equipment, net	$20,979	$20,776
Property and equipment, net by geography was as follows:

	March 31,	December 31,
	2026	2025
United States	$20,534	$20,350
Other countries	445	426
Total	$20,979	$20,776
Other Current Liabilities
Other current liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Indirect tax liabilities	$12,378	$12,635
End-user liability, net	8,604	8,177
Accrued publisher fees	6,191	6,367
Accrued compensation	5,695	4,475
Accrued operating expenses	3,469	5,787
Accrued interest expenses	3,877	554
Accrued legal expenses	4,835	2,422
Accrued sales and marketing expenses	701	1,084
Accrued developer revenue share	872	912
Short-term lease obligations	2	2
Other	568	529
Other current liabilities	$47,192	$42,944
6. Fair Value Measurements
As of March 31, 2026 and December 31, 2025, the recorded values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.
Cash and money market funds are classified within Level 1 of the fair value hierarchy.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Assets measured at fair value on a recurring basis consisted of the following as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$159,929	$—	$—	$159,929
Total assets	$159,929	$—	$—	$159,929

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$184,412	$—	$—	$184,412
Total assets	$184,412	$—	$—	$184,412
7. Long-Term Debt
Long-term debt consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
2021 Senior Secured Notes	$129,671	$129,671
Unamortized discount and issuance costs	(1,561)	(2,082)
Total debt after discount and issuance costs	128,110	127,589
Current portion of long-term debt	(128,110)	(127,589)
Long-term debt, net	$—	$—
2021 Senior Secured Notes
On December 20, 2021, the Company issued $300 million of 10.25% secured notes (the “2021 Senior Secured Notes”) in a private placement to certain institutional buyers. The 2021 Senior Secured Notes are guaranteed by the Company’s domestic restricted subsidiaries. Interest on the 2021 Senior Secured Notes is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. At issuance, the effective interest rate on the 2021 Senior Secured Notes was 12.14%, and maturity will be on December 15, 2026, unless repurchased or redeemed earlier.
On April 13, 2023, the Company repurchased approximately $159.8 million of its 2021 Senior Secured Notes. After giving effect to the 2023 and other previous open market repurchases, the effective interest rate on the 2021 Senior Secured Notes was 12.09%.
The 2021 Senior Secured Notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with the Company’s affiliates, together with other financial covenants and public filings of the Company’s financial statements. We were in compliance with all covenants applicable to the 2021 Senior Secured Notes as of March 31, 2026 and December 31, 2025, respectively.
Voluntary prepayments are permitted in whole, or in part, in minimum amounts as set forth in the Indenture Agreement governing the 2021 Senior Secured Notes, with prior notice. Voluntary prepayments made on, or during, the twelve-month period beginning December 15, 2025 are not subject to a prepayment premium.
Debt issuance costs incurred in connection with the 2021 Senior Secured Notes are capitalized and amortized to interest expense over the five-year term using the straight-line method, which approximates the effective interest method. Debt issuance costs are included as contra-liabilities in long-term debt.
Amortization of debt issuance costs and accretion of debt discounts included in interest expense totaled $0.5 million for the three months ended March 31, 2026 and 2025, respectively.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The 2021 Senior Secured Notes are classified as Level 2 financial instruments and the Company determined the fair value of the notes was $130.0 million as of March 31, 2026 based on secondary market quotes.
The following table outlines maturities of the principal related to the Company’s long-term debt as of March 31, 2026:

Amount
Maturities of borrowings
2026	$129,671
Total	$129,671
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
During the three months ended March 31, 2026 and 2025, the Company recorded a gain from the Litigation Settlement of $7.5 million when payment was received. The Company expects to record the $7.5 million payments to be received in March 2027 and 2028 as a gain upon receipt of each amount.
Skillz v. Tether Studios, et al.
On August 29, 2025, the Company received a notice (“Notice”) from Tether Studios, LLC (“Tether”) indicating that Tether is terminating all of Tether Agreements, including the Company’s Developer Terms and Conditions of Service, as amended, effective as of September 1, 2025. The Company believes the termination notice for cause is invalid and that Tether breached its obligations under the Tether Agreements. Certain of the Tether Agreements restrict the removal of two games covered thereby, Solitaire Cube and 21 Blitz, from the Company’s platform for at least 18 months following termination.

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
Skillz vs. Voodoo SAS, et al.
On July 1, 2024, Skillz filed suit against Voodoo SAS and two affiliate entities, Esport Newco SAS and Esport Newco US Corp. (collectively, "Voodoo") in the United States District Court for the Southern District of New York. In its complaint, Skillz asserts violations of the Lanham Act's prohibition of false advertising and New York's General Business Law § 349 based on, inter alia, Skillz’s allegations that Voodoo advertises its mobile games offered through the “Blitz Win Cash” application as “fair,” “skill-based,” and for “real players only” when in reality Voodoo is fixing the outcome of its tournaments through the use of computer algorithms or “bots.” On August 22, 2024, Skillz brought a motion for a preliminary injunction, and on September 18, 2024, Voodoo moved to dismiss the complaint or, in the alternative, to strike certain allegations. Skillz’s and Voodoo’s motions were both mooted when Skillz amended its complaint on October 2, 2024. On October 8, 2024, Skillz renewed its motion for a preliminary injunction and expedited discovery based on the amended complaint, and Voodoo moved to dismiss the amended complaint on October 16, 2024. Voodoo’s motion to dismiss is fully briefed and awaiting a decision by the court. The court denied Skillz’s motion for preliminary injunction. The court entered an order on April 9, 2026 extending fact discovery to close on August 14, 2026 and depositions to be completed by November 20, 2026.
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
On April 23, 2026, a jury in the U.S. District Court for the Southern District of New York found Papaya liable for false advertising and ordered Papaya to pay an actual damages award of $420 million or advisory profits-based disgorgement of $719 million or cost-savings disgorgement of $652 million. The court is set to issue a decision in June 2026 with respect to which theory to accept.
Mitchell, et al. v. Skillz Platform Inc.
On January 21, 2026, a putative class action was filed in the Northern District of California, Kel Mitchell et al., v. Skillz Platform Inc., Case No. 3:26-cv-00674-AMO. Plaintiffs individually and on behalf of all others similarly situated, alleges that Skillz violated California’s Unfair Competition Law, New York law for Deceptive Acts and Practices, Texas’s Deceptive Trade Practices Act, made negligent misrepresentations, and is liable for unjust enrichment. Plaintiffs’ claims arise out of allegations that Skillz purportedly made misrepresentations about not using bots in competitions on Skillz’s platform, misrepresented the evenness of Skillz’s matchmaking, and made misrepresentations about a user’s ability to withdraw cash. Plaintiffs seek declaratory relief that Skillz’s conduct violates applicable state law, compensatory and economic damages, damages for mental anguish, statutory, treble, and punitive damages, restitution of the money lost by the class, interest, costs, and attorneys’ fees, and injunctive relief. Plaintiff filed a First Amended Complaint on March 31, 2026. Skillz filed a motion to dismiss the First Amended Complaint on May 12, with the matter to be heard on July 20, 2026. Based on the information known by the Company, any such estimated loss is immaterial.
Indirect Taxes
The Company is subject to indirect taxes, including sales and use tax in the United States and value-add tax in certain foreign jurisdictions. The Company had indirect tax liabilities totaling $12.4 million and $12.6 million as of March 31, 2026 and December 31, 2025, respectively, associated with indirect taxes based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. The Company recognizes changes to estimates if they are estimable and probable that our positions would not be sustainable upon examination by taxing authorities. Although management believes our recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from those which our liabilities are based on. The Company’s application of the revenue code for indirect taxes in certain jurisdictions, including those within the United States, may be challenged by taxing authorities in those jurisdictions. The Company is in the process of filing self-disclosure returns in unregistered jurisdictions. Any associated assessments may result in additional tax liabilities. The Company does not currently anticipate that any such assessments will result in a material increase in the liabilities.
The Company is currently undergoing an examination in the State of Washington regarding its indirect tax liability.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
9. Share Repurchase Program
On August 18, 2023, the Board authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company was authorized to repurchase, at any time or from time to time, but for a period no longer than one year from the date of authorization, shares of the Company’s Class A common stock up to an aggregate purchase price of $65.0 million. Such purchases may be made on the New York Stock Exchange or any other national securities exchange on which the common stock is then traded. The Share Repurchase Program is pursuant to a plan pursuant to Rule 10b5-1 promulgated under the Exchange Act and/or pursuant to accelerated share repurchase arrangements, tender offers, privately negotiated transactions or otherwise. On December 5, 2024, the Board re-approved the Share Repurchase Program and extended the expiration date until otherwise suspended, terminated or modified at any time for any reason by the Board. The remaining availability under the Share Repurchase Program was $23.4 million as of March 31, 2026.
There were no shares repurchased during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company repurchased 0.8 million shares at a weighted average price of $5.60 per share for an aggregate value of $4.7 million under the Share Repurchase Program.
10. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$—	$3
Research and development	138	249
Sales and marketing	361	1,183
General and administrative	2,258	4,115
Total stock-based compensation expense	$2,757	$5,550
For the three months ended March 31, 2026, an immaterial amount of stock-based compensation expense was capitalized as internally developed software and included in property and equipment, net. For the three months ended March 31, 2025, $0.1 million of stock-based compensation expense was capitalized as internally developed software.
Stock Options and Restricted Stock Units
Stock option and RSU activity during the three months ended March 31, 2026 is as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				Restricted Stock Outstanding
	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan Shares Outstanding	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2025	676,704	$314.72	4.96	9	1,310,546	$10.51
Granted	—	—			—	—
Exercised or vested	—	—			(321,047)	4.30
Cancelled, forfeited or expired	—	—			(30,394)	6.08
Balance at March 31, 2026	676,704	$314.72	4.71	—	959,105	$12.73
11. Income Taxes
The Company’s provision for income taxes was $0.1 million for the three months ended March 31, 2026, and an immaterial amount for the same period in the prior year. Our effective tax rate was negative 0.68% for the three months ended March 31, 2026, as compared to negative 0.23% for the same period in the prior year. The effective tax rates were less than the federal statutory rate of 21% primarily due to book losses, state and foreign taxes and equity award activities, mostly offset by a full valuation allowance on our deferred tax assets.

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
12. Segment Reporting
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group (the “CODM”). Our CODM consists of the Chief Executive Officer who allocates resources and measures profitability based on our operating segments, which are managed and reviewed separately, as each represents products and services that can be sold separately to our customers. To monitor performance, the CODM regularly receives and reviews adjusted EBITDA information for each operating segment, together with consolidated expense information. Additionally, the CODM receives estimated and forecasted expense information by operating segment. The CODM uses this information to monitor the operating efficiencies of segments and trends to monitor the overall health of each segment. The CODM evaluates operating performance and allocates resources based on adjusted EBITDA. In particular, the CODM utilizes adjusted EBITDA to evaluate total company performance and individual operating segment performance. In addition, the CODM utilizes adjusted EBITDA in the evaluation of incentive compensation and the annual budget process. The CODM measures segment performance against annual budgets, forecasts and actual results. The CODM does not review information regarding total assets on a reportable segment basis.
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
For the Skillz Segment, end user engagement marketing represents the cost of incentives provided to end users, such as Bonus Cash and Ticketz. Paid acquisition spend represents amounts paid to third parties to promote the Skillz platform. Headcount expenses include salaries, bonuses, contractors, travel, and burden such as employer taxes, benefits and insurance. Consulting fees represent expenses paid for professional fees. Vendor/Software expenses represent fees paid for the Company’s annual audit and tax advisors, software and server costs and third-party technical support. Legal fees (non-litigation) represent certain expenses that relate to contract negotiations, securities law, compliance and lawsuits in the normal course of business. Litigation expenses include fees incurred by the Company pursuing damages against certain named defendants for unfair business practices and their use of ‘bots’ (see Note 8 “Commitments and Contingencies”). Office and operations expenses represent rent and building maintenance. Other segment items include marketing expenses which, in turn, consists mostly of affiliate marketing, state and corporate fees, fines and penalties and trade shows.
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

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The following tables provide summarized information about the Company’s operations by reportable segment and a reconciliation of adjusted EBITDA to loss before income taxes for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenue
Skillz	$19,656	$17,592
RZR	9,756	4,439
Eliminations(1)	(307)	(134)
Total Revenue	$29,105	$21,897

Adjusted EBITDA
Skillz	$(14,821)	$(16,283)
RZR	2,044	(973)
Total adjusted EBITDA	$(12,777)	$(17,256)

Items to reconcile adjusted EBITDA to net loss before income taxes:
Interest expense, net of interest income	$(2,280)	$(1,071)
Stock-based compensation	(2,757)	(5,550)
Depreciation and amortization	(716)	(167)
Gain from litigation settlement(2)	7,500	7,500
Other income (expense), net	159	(559)
Net loss before income taxes	$(10,871)	$(17,103)
1.Amounts represent the RZR revenue earned from Skillz.
2.Amounts represent a gain on a legal settlement recorded in connection with proceeds under terms of a settlement agreement entered into with AviaGames.
The following tables provide summarized information about the Company’s operations by reportable segment for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31, 2026
	Skillz	RZR
Revenue	$19,656	$9,756
Less:
Cost of revenue	2,411	1,046
End user engagement marketing	7,920
Paid acquisition spend	2,908
Headcount expenses	7,092	5,190
Consulting fees	3,196	134
Vendor and software expenses	1,459	240
Legal fees (non-litigation)	805	140
Litigation expense	5,633
Office and operations expense	1,544	334
Other segment items	1,509	628
Adjusted EBITDA	$(14,821)	$2,044

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Three Months Ended March 31, 2025
	Skillz	RZR
Revenue	$17,592	$4,439
Less:
Cost of revenue	1,840	976
End user engagement marketing	8,280
Paid acquisition spend	3,731
Headcount expenses	7,015	3,431
Consulting fees	1,143	153
Vendor and software expenses	3,698
Legal fees (non-litigation)	526	82
Litigation expense	5,655
Office and operations expense	1,626	306
Other segment items	361	464
Adjusted EBITDA	$(16,283)	$(973)
Transactions Between Segments
Intercompany revenue was $0.3 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.
Capital Expenditures
Consolidated capital expenditures were $1.0 million and $1.7 million for the three months ended March 31, 2026 and 2025, respectively, which consisted primarily of costs related to internal-use software and costs to purchase property and equipment, respectively.
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
The following table sets forth the computation of basic and diluted loss per Class A common stock and Class B common stock (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(10,945)	$(17,142)
Denominator:
Weighted average shares outstanding - basic and diluted	15,832,060	16,289,299
Loss per share, basic and diluted	$(0.69)	$(1.05)

SKILLZ INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands).

	As of March 31,
	2026	2025
Common stock warrants	—	226,786
Common stock options	676,704	681,729
Performance stock units	241,538	27,075
Restricted stock units	959,105	2,007,112
Total	1,877,347	2,942,702
14. Subsequent Events
For purposes of the condensed consolidated financial statements as of March 31, 2026, the Company evaluated subsequent events for recognition and measurement purposes as of the filing date. The Company has concluded that no events or transactions have occurred that require disclosure except as follows:
Skillz v. Papaya Litigation
On April 23, 2026, a jury in the U.S. District Court for the Southern District of New York found Papaya liable for false advertising and ordered Papaya to pay an actual damages award of $420 million or advisory profits-based disgorgements of $719 million or cost-savings disgorgement of $652 million. The court is set to issue a decision in June 2026 with respect to which theory to accept. Refer to Note 8, “Commitments and Contingencies” for further discussion.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Skillz Inc. (for purposes of this section, “Skillz,” “we,” “us” and “our”). MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about Skillz and our industry that involve numerous risks and uncertainties, including, but not limited to, those described in Part I, Item 1A, “Risk Factors” in our Annual Report and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. All statements other than statements of historical facts contained, including statements regarding our future results of operations or financial condition, business strategy and plans, user growth and engagement, product initiatives, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “going to,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. We caution you that the foregoing may not include all of the forward-looking statements made.
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
User acquisition (“UA”) marketing is a sales and marketing expense to acquire new paying users to our platform. UA marketing spend for the three months ended March 31, 2026 was approximately $3.2 million, as compared to approximately $4.6 million in the three months ended March 31, 2025. We are currently unable to reasonably estimate the quantitative impact, or range of impact, that changes in UA marketing will have on forward-looking revenue as a result of the number of interrelated factors impacting revenue, including, but not limited to, retention of existing users on the platform, average revenue per paying monthly active user, efficacy of various marketing programs on existing users, elasticity of the digital advertising supply curve, and impact of varying levels of player liquidity on the existing user ecosystem.
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
Papaya Litigation
On April 23, 2026, a jury in the U.S. District Court for the Southern District of New York found Papaya Gaming Ltd. and Papaya Gaming Inc. (together, “Papaya”) liable for false advertising and ordered Papaya to pay $420 million in damages. The jury also issued advisory figures of $719 million in profits-based disgorgement and $652 million in cost-savings disgorgement. The court is set to issue a decision in June 2026 with respect to which theory to accept. Refer to Note 8, “Commitments and Contingencies” for further discussion.
Items Impacting Comparability of Results of Operations and Financial Condition
Our condensed consolidated financial statements included in this report reflect the following additional items impacting the comparability of results of operations and financial condition:
•In March 2025, the Company and a vendor settled a dispute. In exchange for mutual releases of all claims, the Company paid the vendor $2.8 million that was fully accrued as of December 31, 2024. Refer to Note 8, “Commitments and Contingencies,” of the notes to the condensed consolidated financial statements included in this Form 10-Q for more information.

Operating Segments
We have two reportable business segments: Skillz and RZR. Refer to Note 12, “Segment Reporting”, of the notes to the condensed consolidated financial statements included in this Form 10-Q for further discussion.
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

Results of Operations
Comparison for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		2026 to 2025 Change
	2026	2025	Increase/(Decrease)
			Amount	Percentage
Revenue	$29,105	$21,897	$7,208	33%
Costs and expenses:
Cost of revenue	3,597	2,965	632	21%
Research and development	5,063	4,817	246	5%
Sales and marketing	17,283	18,005	(722)	(4)%
General and administrative	19,412	19,083	329	2%
Gain from litigation settlement	(7,500)	(7,500)	—	—%
Total costs and expenses	37,855	37,370	485	1%
Loss from operations	(8,750)	(15,473)	6,723	43%
Interest expense, net of interest income	(2,280)	(1,071)	(1,209)	(113)%
Other income (expense), net	159	(559)	718	128%
Loss before income taxes	(10,871)	(17,103)	6,232	36%
Provision for income taxes	74	39	35	90%
Net loss	$(10,945)	$(17,142)	$6,197	36%
Revenue
Total revenue increased by $7.2 million, or 33%, to $29.1 million for the three months ended March 31, 2026 from $21.9 million for the same period in the prior year. This was primarily due to higher revenue from our RZR segment, together with additional revenue from our Skillz segment.
RZR revenue increased by $5.3 million, or 120%, to $9.8 million for the three months ended March 31, 2026 from $4.4 million for the same period in the prior year. This was primarily due to higher advertising revenue from greater demand.
Skillz revenue increased by $2.0 million, or 12%, to $19.7 million for the three months ended March 31, 2026 from $17.6 million for the same period in the prior year. This was primarily due to higher average entry fees, partially offset by reduced tournament play.
Costs and Expenses
Cost of revenue increased by $0.6 million, or 21%, to $3.6 million for the three months ended March 31, 2026 from $3.0 million for the same period in the prior year. This was primarily due to higher software license, server and payment processing costs from our Skillz segment.
Research and development costs increased by $0.2 million, or 5%, to $5.1 million for the three months ended March 31, 2026 from $4.8 million for the same period in the prior year. This was primarily due to higher employee related costs from our Skillz and RZR segments.
Sales and marketing costs decreased by $0.7 million, or 4%, to $17.3 million for the three months ended March 31, 2026 from $18.0 million for the same period in the prior year. This was primarily due to lower engagement and user acquisition marketing expenses, partially offset by higher employee related costs from our Skillz segment. The overall decrease was partially offset by higher employee related costs from our RZR segment.
General and administrative costs increased by $0.3 million, or 2%, to $19.4 million for the three months ended March 31, 2026 from $19.1 million for the same period in the prior year. This was primarily due to higher software license costs and legal fees, partially offset by lower employee related costs from our Skillz segment. This increase was also attributed to higher employee related costs from our RZR segment.
Interest expense, net of interest income increased by $1.2 million, or 113%, to $2.3 million for the three months ended March 31, 2026 from $1.1 million for the same period in the prior year. This was primarily related to lower interest income earned as the Company held less interest bearing investments.

The provision for income taxes was $0.1 million for the three months ended March 31, 2026, representing a 90% increase when compared to the provision for income taxes for the three months ended March 31, 2025. This was primarily due to a book loss, state and foreign taxes and equity award activities, mostly offset by a full valuation allowance on our deferred tax assets.
Liquidity and Capital Resources
As of March 31, 2026, our principal sources of liquidity are our cash and cash equivalents in the amount of $185.4 million, which are primarily invested in money market funds with maturities of less than three months.
In December 2021, the Company offered and sold $300.0 million in aggregate principal senior secured notes due 2026 in a private placement to qualified institutional buyers. Annual interest started to accrue from December 20, 2021 at a stated rate of 10.25% and is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The notes will mature on December 15, 2026. We used the net proceeds from the offering for general corporate purposes. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, make certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. After giving effect to open market repurchases of our senior secured notes, $129.7 million of the senior secured notes remained outstanding as of March 31, 2026. We were in compliance with all covenants applicable to our secured notes as of March 31, 2026.
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
The following table provides a summary of cash flow data:

	Three Months Ended March 31,
	2026	2025	Fav/(Unfav) $ Var
Net cash used in operating activities	$(6,736)	$(10,931)	$4,195
Net cash used in investing activities	$(965)	$(1,727)	$762
Net cash used in financing activities	$(485)	$(4,924)	$4,439
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
Net cash used in operating activities decreased by $4.2 million to $6.7 million for the three months ended March 31, 2026 from $10.9 million for the same period in the prior year. This was primarily due to a lower net loss in addition to changes in operating assets and liabilities related to cash receipts and disbursements in the normal course of business from our Skillz and RZR segments for the three months ended March 31, 2026.
Net Cash Used In Investing Activities
Net cash used in investing activities decreased by $0.8 million to $1.0 million for the three months ended March 31, 2026 from $1.7 million for the same period in the prior year. This was primarily due to $0.6 million of capitalized software development costs and $0.4 million for purchases of property and equipment from our Skillz and RZR segments.
Net Cash Used In Financing Activities
Net cash used in financing activities decreased by $4.4 million to $0.5 million for three months ended March 31, 2026 from $4.9 million for the same period in the prior year. This was primarily due to share repurchase activities that occurred during the prior year period.
Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations.

Leases
We have operating lease arrangements for office space. As of March 31, 2026, we had lease payment obligations of $1.1 million, of which $0.5 million is payable within 12 months.
Long-Term Debt
The Company’s long-term debt consists of the 2021 Senior Secured Notes. As of March 31, 2026, the total principal amount of $129.7 million, gross of discount and issuance costs of $1.6 million, is due on December 15, 2026.
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
Critical Accounting Policies and Estimates
There have been no material changes from the critical accounting policies and estimates previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies”, to our condensed consolidated financial statements for more information about recent accounting pronouncements, the timing of their adoption, and our assessment, to the extent we have made one, of their potential impact on our financial condition and our results of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms.
Based on the evaluation of our disclosure controls and procedures, our management has concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
Notwithstanding the material weaknesses, management has concluded that our condensed consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Form 10-Q, in conformity with GAAP.
Material Weaknesses
As previously disclosed in our management’s report on internal control over financial reporting within the Annual Report on Form 10-K for the year ended December 31, 2025, we identified material weaknesses in our internal control over financial reporting with respect to the following:
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

Changes in Internal Control over Financial Reporting
Other than noted above, there was no change in our internal control over financial reporting during the first quarter of 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to Note 8, “Commitments and Contingencies,” and Note 14, “Subsequent Events” in this Form 10-Q.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Fifth Amended and Restated Certificate of Incorporation	8-K	3.1	12/11/2024
3.2	Amended and Restated Bylaws of Skillz Inc.	8-K	3.2	12/21/2020
4.1	Form of Specimen Class A Common Stock Certificate of Skillz Inc.	8-K	4.1	12/21/2020
4.2*	Description of Skillz Inc.’s Securities
4.3	Indenture, dated as of December 20, 2021, among Skillz Inc., each of the guarantors party thereto and UMB Bank, N.A., as Trustee	8-K	4.1	12/20/2021
4.4	First Supplemental Indenture, dated April 13, 2023, by and among Skillz Inc. the guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent	8-K	4.1	4/14/2023
4.5	Form of 10.250% Note due 2026 (included as Exhibit A to Exhibit 4.4)	8-K	4.2	12/20/2021
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
# Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKILLZ INC.

	By:	/s/ Todd A. Valli
Date: May 15, 2026	Name:	Todd A. Valli
	Title:	Chief Accounting Officer and Duly Authorized Officer