Form 10-Q
period 2026-06-30
Firy Inc.
filed 2026-08-19
CIK 1801661

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to______

Commission file number: 001-39243

FIRY INC.
(Exact name of registrant as specified in its charter)

Delaware	84-4478274
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6625 Badura Ave Las Vegas, Nevada	89118
(Address of principal executive offices)	(Zip Code)
(415) 762-0511
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	FIRY	New York Stock Exchange

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

As of August 7, 2026, the registrant had outstanding 13,192,194 shares of Class A common stock and 3,430,063 shares of Class B common stock.

FIRY INC.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FIRY INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except for number of shares and par value per share amounts)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$163,991	$194,513
Accounts receivable, net of allowance for credit losses of $258 as of June 30, 2026 and December 31, 2025	18,693	14,412
Prepaid expenses and other current assets	6,283	7,553
Total current assets	188,967	216,478
Non-current assets:
Property and equipment, net	21,020	20,776
Operating lease right-of-use assets, net	3,771	1,082
Non-marketable equity securities	52,768	52,768
Restricted cash, non-current	1,000	1,000
Other non-current assets	4,169	1,351
Total non-current assets	82,728	76,977
Total assets	$271,695	$293,455
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,558	$9,713
Operating lease liabilities, current	837	465
Current portion of long-term debt	128,646	127,589
Other current liabilities	48,818	42,944
Total current liabilities	183,859	180,711
Non-current liabilities:
Operating lease liabilities, non-current	3,104	665
Other non-current liabilities	264	259
Total non-current liabilities	3,368	924
Total liabilities	187,227	181,635
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock $0.0001 par value; 10.0 million shares authorized — no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock $0.0001 par value; 31.3 million shares authorized; Class A common stock – 25.0 million shares authorized; 20.1 million and 19.3 million shares issued; 13.0 million and 12.2 million outstanding as of June 30, 2026 and December 31, 2025, respectively; Class B common stock – 6.3 million shares authorized; 3.4 million shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	1,252,926	1,245,462
Accumulated other comprehensive income (loss)	233	(371)
Accumulated deficit	(1,127,086)	(1,091,666)
Treasury stock at cost, 7.1 million and 7.1 million shares as of June 30, 2026 and December 31, 2025, respectively	(41,606)	(41,606)
Total stockholders’ equity	84,468	111,820
Total liabilities and stockholders’ equity	$271,695	$293,455
See accompanying Notes to the Condensed Consolidated Financial Statements.

FIRY INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited, in thousands, except for number of shares and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$30,992	$25,214	$60,097	$47,111
Costs and expenses:
Cost of revenue	3,911	3,220	7,508	6,184
Research and development	6,888	4,840	11,951	9,658
Sales and marketing	13,592	16,431	30,875	34,436
General and administrative	28,168	16,706	47,580	35,789
Gain from litigation settlement	—	—	(7,500)	(7,500)
Total costs and expenses	52,559	41,197	90,414	78,567
Loss from operations	(21,567)	(15,983)	(30,317)	(31,456)
Interest expense, net of interest income	(2,424)	(1,321)	(4,704)	(2,392)
Other (expense) income, net	(388)	(637)	(229)	(1,196)
Loss before income taxes	(24,379)	(17,941)	(35,250)	(35,044)
Provision for (benefit from) income taxes	96	(19)	170	20
Net loss	$(24,475)	$(17,922)	$(35,420)	$(35,064)

Loss per share attributable to common stockholders:
Basic	$(1.52)	$(1.16)	$(2.22)	$(2.21)
Diluted	$(1.52)	$(1.16)	$(2.22)	$(2.21)
Weighted average shares outstanding:
Basic	16,074,260	15,491,239	15,953,829	15,888,064
Diluted	16,074,260	15,491,239	15,953,829	15,888,064

Other comprehensive income:
Foreign currency translation gain	1,530	—	604	—
Total other comprehensive income	1,530	—	604	—
Total comprehensive loss	$(22,945)	$(17,922)	$(34,816)	$(35,064)
See accompanying Notes to the Condensed Consolidated Financial Statements.

FIRY INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except for number of shares)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss (income)	Accumulated deficit	Treasury Stock		Total stockholders’ equity
	Shares	Amount				Shares	Amount

Balance at January 1, 2026	15,629,912	$1	$1,245,462	$(371)	$(1,091,666)	7,114,485	$(41,606)	$111,820
Net loss	—	—	—	—	(10,945)	—	—	(10,945)
Stock-based compensation	—	—	2,749	—	—	—	—	2,749
Restricted stock vesting, net of shares withheld	235,611	—	(485)	—	—	—	—	(485)
Foreign currency translation	—	—	—	(926)	—	—	—	(926)
Balance at March 31, 2026	15,865,523	$1	$1,247,726	$(1,297)	$(1,102,611)	7,114,485	(41,606)	$102,213
Net loss	—	—	—	—	(24,475)	—	—	(24,475)
Stock-based compensation	—	—	6,975	—	—	—	—	6,975
Exercise of options	7,002	—	21	—	—	—	—	21
Restricted stock vesting, net of shares withheld	583,386	—	(1,796)	—	—	—	—	(1,796)
Foreign currency translation	—	—	—	1,530	—	—	—	1,530
Balance at June 30, 2026	16,455,911	$1	$1,252,926	$233	$(1,127,086)	7,114,485	(41,606)	$84,468

Balance at January 1, 2025	16,736,904	$1	$1,226,642	$—	$(1,021,258)	5,416,418	$(32,349)	$173,036
Net loss	—	—	—	—	(17,142)	—	—	(17,142)
Stock-based compensation	—	—	5,646	—	—	—	—	5,646
Shares repurchased	(845,564)	—	—	—	—	845,564	(4,732)	(4,732)
Balance at March 31, 2025	15,891,340	$1	$1,232,288	$—	$(1,038,400)	6,261,982	(37,081)	$156,808
Net loss	—	—	—	—	(17,922)	—	—	(17,922)
Stock-based compensation	—	—	4,409	—	—	—	—	4,409
Employee stock purchase plan	4,411	—	24	—	—	—	—	24
Shares repurchased	(585,524)	—	—	—	—	585,524	(2,976)	(2,976)
Balance at June 30, 2025	15,310,227	$1	$1,236,721	$—	$(1,056,322)	6,847,506	(40,057)	$140,343
See accompanying Notes to the Condensed Consolidated Financial Statements.

FIRY INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net loss	$(35,420)	$(35,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,711	361
Stock-based compensation	9,776	9,912
Accretion of unamortized debt discount and amortization of debt issuance costs	1,057	939
Non-cash lease expense	369	85
Provision for (recoveries of) bad debt	1	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,282)	(4,080)
Prepaid expenses and other assets	1,302	9,567
Accounts payable	(4,137)	(1,184)
Operating lease liabilities	(247)	(10,658)
Other accruals and liabilities	5,218	(1,611)
Net cash used in operating activities	(24,652)	(31,741)
Investing Activities
Purchases of property and equipment	(82)	(1,840)
Capitalization of software development costs	(1,890)	(1,588)
Asset acquisitions	(2,240)	—
Net cash used in investing activities	(4,212)	(3,428)
Financing Activities
Principal payments on finance leases obligations	—	(389)
Repurchase of common stock	—	(7,708)
Proceeds from exercise of stock options	21	—
Restricted stock vesting, net of shares withheld	(2,281)	—
Net cash used in financing activities	(2,260)	(8,097)
Effect of exchange rates on cash and cash equivalents	602	—
Net change in cash, cash equivalents and restricted cash	(30,522)	(43,266)
Cash, cash equivalents and restricted cash – beginning of year	195,513	281,923
Cash, cash equivalents and restricted cash – end of period	$164,991	$238,657

Supplemental cash disclosures
Cash paid for interest	$6,646	$6,668
Cash paid for taxes, net of refunds received	$100	$51
Supplemental non-cash disclosures
Purchases of property and equipment included in accounts payable	$40	$55
Asset acquisition consideration included in other accruals and liabilities	$610	$—
Stock-based compensation capitalized in software development costs	$—	$143
See accompanying Notes to the Condensed Consolidated Financial Statements.

FIRY INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
1. Description of the Business and Basis of Presentation
Business
Firy Inc. (the “Company,” “Firy,” “we,” “us,” or “our”) is a global holding company and the parent of its operating businesses, including Skillz and RZR. Firy is built to fuel business potential and operates at the intersection of content, identity, commerce and performance marketing. The Company leverages first-party data, enterprise-scale infrastructure and scalable operating systems, with a disciplined focus on capital efficiency and long-term value creation.
Skillz operates a proprietary, online-hosted, multi-player platform that enables players worldwide to compete in games (“Competitions”). The platform hosts both games developed by third-party developers and games that Skillz itself owns and operates. Skillz provides third-party developers with a software development kit (“SDK”) that they download and integrate with their existing games. The SDK serves as a data interface between Skillz, developers and players that enables Skillz to provide monetization services, including end-user registration services, player matching, fraud and fair play monitoring, and billing and settlement services. In addition to enabling third-party developers, Skillz develops, publishes, and operates its own first-party games on the platform, which represents a meaningful portion of platform activity.
In March 2026, the Company’s Aarki business rebranded as RZR. The rebrand reflects expanded capabilities and market positioning; there was no change to the entity’s legal structure or control. RZR is an artificial-intelligence-powered demand-side platform that provides data-driven user acquisition, retargeting, and advertising optimization services across mobile and other digital channels. RZR applies proprietary machine learning models to improve advertising performance for its customers.
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
Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

FIRY INC.
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
The following table provides a reconciliation of the Company’s cash, cash equivalents and restricted cash reported on the condensed consolidated balance sheets that sum to the total of the same such amount shown on the condensed consolidated statements of cash flows for the six months ended June 30, 2026:

	June 30,	December 31,
	2026	2025
Cash, cash equivalents and restricted cash
Cash	$20,307	$10,101
Money market funds	143,684	184,412
Restricted cash - non-current	1,000	1,000
Total cash, cash equivalents and restricted cash	$164,991	$195,513
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
Accounts Receivable, Net
Accounts receivable, net, primarily consist of amounts recorded for programmatic media campaigns, net of an allowance for credit losses from our advertising revenue customers of our RZR segment. The allowance for credit losses is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expense in the condensed consolidated statements of operations and comprehensive loss. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when there are specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status and makes judgments about the creditworthiness of customers based on ongoing credit evaluations. The Company also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data.

FIRY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The activity in our allowance for credit losses for the six months ended June 30, 2026 and 2025 is as follows:

	2026	2025
Beginning balance for credit losses	$257	$273
Provision for bad debt	1	—
Recoveries	—	(8)
Ending balance for credit losses	$258	$265
Two customers of RZR accounted for approximately 29% of the accounts receivable balance as of June 30, 2026, with each customer accounting for at least 10% of the total.
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
Non-marketable equity securities are investments in privately held companies without readily determinable fair values. We have accounted for these investments using the measurement alternative. Under the measurement alternative, the equity investment is initially recorded as its allocated cost, but the carrying value may be adjusted through earnings upon an impairment or when there is an observable price change involving the same or a similar investment with the same issuer. The carrying value of the Company’s investments without readily determinable fair values was $52.8 million as of June 30, 2026 and December 31, 2025, respectively, and are classified as non-marketable equity securities on the condensed consolidated balance sheets.
The Company did not record any other adjustments to the carrying value of its non-marketable equity securities accounted for under the measurement alternative and did not recognize any gains or losses related to the sale of non-marketable equity securities for the three and six months ended June 30, 2026 and 2025, respectively.
Investment Components
Investments consisted of the following as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Adjusted Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities - Current	Marketable Securities - Non-current
Money market funds	$143,684	$—	$—	$143,684	$143,684	$—	$—
Total investments	$143,684	$—	$—	$143,684	$143,684	$—	$—

FIRY INC.
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
Advertising and Promotional Expense
Advertising and promotional expenses are included in sales and marketing expenses within the condensed consolidated statements of operations and comprehensive loss and are expensed when incurred. Advertising expenses, excluding marketing promotions related to the Company’s end-user incentive programs, were $1.5 million and $3.9 million for the three months ended June 30, 2026 and 2025, respectively and $5.1 million and $8.9 million for the six months ended June 30, 2026 and 2025, respectively.
User Acquisition
User acquisition (“UA”) marketing costs to acquire new paying users to the platform are included in sales and marketing expenses in the consolidated statements of operations and comprehensive loss. UA marketing costs were $1.3 million and $3.6 million for the three months ended June 30, 2026 and 2025, respectively, and $4.4 million and $8.1 million for the six months ended June 30, 2026 and 2025, respectively.
Interest Expense, Net of Interest Income
Interest expense, net of interest income, consisted of the following for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest expense, net of interest income
Interest expense	$(3,859)	$(3,805)	$(7,703)	$(7,601)
Interest income	1,435	2,484	2,999	5,209
Total interest expense, net of interest income	$(2,424)	$(1,321)	$(4,704)	$(2,392)
Indirect Tax Liabilities
The Company is subject to indirect taxes such as sales and use tax in the United States and value-added tax in certain foreign jurisdictions, respectively. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. The Company recognizes changes to its estimate if it is estimable and probable that its position would not be sustainable upon examination by tax authorities. Although management believes the Company’s recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from those which its liabilities are based on. To the extent that final tax outcomes of these matters are different than the amounts recorded, such differences could have a material impact on the Company’s condensed consolidated financial statements as the Company records related tax reserves as a reduction in revenue, and penalties and interest in general and administrative expenses. Indirect tax liabilities, recorded in other current liabilities, totaled $8.4 million and $12.6 million at June 30, 2026 and December 31, 2025, respectively. See Note 8, “Commitments and Contingencies” for additional information.
401(k) Plan
The Company has a 401(k) Plan that qualifies as a deferred salary arrangement under Section 401 of the Internal Revenue Code. Under the 401(k) Plan, participating employees may defer a portion of their pretax earnings and receive a matching employer contribution of up to 3% of compensation not to exceed the maximum amount allowable. The Company recognized expense under this plan of $0.1 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively and $0.2 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.

FIRY INC.
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
3. Revenue
The following tables present the Company’s revenues, disaggregated by offering, geographical region, and reportable segment for the three and six months ended June 30, 2026 and 2025. Revenue by geographical region is based on the location where the game developer or advertising customer is headquartered. Revenue is recognized net of any taxes from customers (e.g., sales and other indirect taxes), which are subsequently remitted to governmental entities. For more information on revenues presented by reportable segment, see Note 12, “Segment Reporting”.

	Three Months Ended June 30, 2026
	Skillz	RZR	Total
Revenue From Customers:
Entry Fee Revenue	$20,142	$—	$20,142
Advertising Revenue	—	10,349	10,349

Other Revenue:
Subscription Service Revenue	247	—	247
Maintenance Fee Revenue	382	—	382
Total Revenue	$20,771	$10,349	$31,120

United States	$19,506	$3,769	$23,275
Other Countries	1,265	6,580	7,845
Total Revenue	$20,771	$10,349	$31,120

Elimination(1)			(128)
Consolidated			$30,992
1.Elimination of RZR intercompany revenues, which were generated within the United States.

FIRY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Three Months Ended June 30, 2025
	Skillz	RZR	Total
Revenue From Customers:
Entry Fee Revenue	$19,056	$—	$19,056
Advertising Revenue	—	5,916	5,916

Other Revenue:
Maintenance Fee Revenue	309	—	309
Total Revenue	$19,365	$5,916	$25,281

United States	$18,064	$1,740	$19,804
Other Countries	1,301	4,176	5,477
Total Revenue	$19,365	$5,916	$25,281

Elimination(1)			(67)
Consolidated			$25,214
1.Elimination of RZR intercompany revenues, which were generated within the United States.

	Six Months Ended June 30, 2026
	Skillz	RZR	Total
Revenue From Customers:
Entry Fee Revenue	$39,372	$—	$39,372
Advertising Revenue	—	20,105	20,105

Other Revenue:
Subscription Service Revenue	375	—	375
Maintenance Fee Revenue	651	—	651
Total Revenue	$40,398	$20,105	$60,503

United States	$38,148	$6,723	$44,871
Other Countries	2,250	13,382	15,632
Total Revenue	$40,398	$20,105	$60,503

Elimination(1)			(406)
Consolidated			$60,097
1.Elimination of RZR intercompany revenues, which were generated within the United States.

FIRY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Six Months Ended June 30, 2025
	Skillz	RZR	Total
Revenue From Customers:
Entry Fee Revenue	$36,208	$—	$36,208
Advertising Revenue	—	10,355	10,355

Other Revenue:
Maintenance Fee Revenue	750	—	750
Total Revenue	$36,958	$10,355	$47,313

United States	$34,362	$3,264	$37,626
Other Countries	2,596	7,091	9,687
Total Revenue	$36,958	$10,355	$47,313

Elimination(1)			(202)
Consolidated			$47,111
1.Elimination of RZR intercompany revenues, which were generated within the United States.
Revenues from Entry Fees
The Company generates revenues through its competition-based Skillz segment by providing a service to game developers for monetization of their game content. The monetization service provided by Skillz allows developers to offer multi-player competition to their end-users for the purpose of end-user retention and engagement. Skillz provides developers with a software development kit (“SDK”) they can download and integrate with their existing games. The SDK serves as a data interface between Skillz and the game developers that enables Skillz to provide monetization services to the developer. In addition to services provided to game developers, Skillz develops, publishes, and operates its own first-party games on the platform. There have been no material changes from the revenue recognition accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 except for the revenue recognition accounting policies related to our owned and operated games, which now represent a meaningful portion of platform activity.
Games provided by two developer partners accounted for 63% and 68% of the Company’s consolidated revenue for the three and six months ended June 30, 2026, respectively, with each developer partner accounting for at least 10% of the total.
Games provided by three developer partners accounted for 69% and 70% of the Company’s consolidated revenue for the three and six months ended June 30, 2025, respectively, with each developer partner accounting for at least 10% of the total.
End-User Incentive Programs
To drive traffic to its platform, the Company provides promotions and incentives to end-users in various forms. Evaluating whether a promotion or incentive is a payment to a customer may require significant judgment. Certain promotions and incentives, which are consideration payable to customers, are recognized as a reduction of revenue at the later of when revenue is recognized or when the Company pays or promises to pay the incentive. The Company recognized a reduction of revenue related to these end-user incentives of $3.2 million and $4.2 million for the three and six months ended June 30, 2026, respectively, and $2.0 million and $4.8 million for the three and six months ended June 30, 2025, respectively.
Promotions and incentives recorded as sales and marketing expenses are recognized when we incur the related cost. The Company recognized sales and marketing expense related to end-user incentives of $5.9 million and $13.5 million for the three and six months ended June 30, 2026, respectively, and $8.1 million and $17.6 million for the three and six months ended June 30, 2025, respectively.

FIRY INC.
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
Advertising Revenue
The Company offers a technology platform (i.e., demand-side platform, “DSP”) to source available advertising space from its network of vendors / suppliers (aka, advertising exchange partners / publishers), which uses a real-time auction process, to provide user acquisition and retargeting solutions for its customers. Revenue from advertising is recognized based on the number of impressions delivered on behalf of the customer as the performance obligation is satisfied. The Company considers itself the agent of its customer(s) based on the Company’s role in programmatically sourcing and placing advertisements on behalf of customers via a network of third-party publishers. The Company does not, at any time, take ownership of the advertising inventory being sourced and placed. Via the DSP, if the Company wins the auction and an impression is served, the customer’s advertisement is displayed on the publisher / supplier’s mobile application. There have been no material changes from the revenue recognition accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
For performance obligations related to advertising revenue, customers are typically extended 30 day payment terms from completion of each month’s insertion order and no advertising revenue customers accounted for more than 10% of the Company’s revenue for the three and six months ended June 30, 2026 and 2025, respectively.
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
Subscription Service Revenue
The Company offers a modern backend and live operations platform, which is purpose-built for scalable, live-service games. Revenue from subscription services is recognized over the term of the contract.
Maintenance Fee Revenue
When a player becomes inactive on the platform by not participating in a tournament for six consecutive months, the Company imposes a monthly maintenance fee. This fee is charged to the player and recognized as revenue by the Company beginning in the seventh month of inactivity.
4. Leases
The Company is a party to various non-cancelable operating lease agreements for certain of its offices. The leases have original lease periods expiring between 2026 to 2031. Some leases include one or more options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The lease agreements generally do not contain any material residual value guarantees or material restrictive covenants.
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

FIRY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The components of lease costs, lease term and the discount rate were as follows for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Finance leases
Amortization of assets under finance leases	$—	$—	$—	$—
Interest	—	6	—	17
Total finance lease costs	$—	$6	$—	$17

Operating lease cost	$369	$341	$526	$692
Variable lease cost	$4	$52	$27	$152
Short-term lease rent expense	$639	$704	$1,375	$1,411

			June 30,	December 31,
			2026	2025
Weighted-average remaining lease term
Operating leases			4.0	2.3
Finance leases			0.0	0.0

			June 30,	December 31,
			2026	2025
Weighted-average discount rate
Operating leases			10.5%	10.1%
Finance leases			—%	—%
Supplemental cash flow information related to leases for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Payments for operating leases included in cash from operating activities	$242	$738	$397	$1,412
Payments for finance leases included in cash from operating activities	$—	$6	$—	$17
Payments for finance leases included in cash from financing activities	$—	$197	$—	$389
Assets obtained in exchange for lease obligations:
Operating leases	$3,090	$—	$3,090	$—
Finance leases	$—	$—	$—	$—

FIRY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The following table outlines future minimum lease payments under the Company’s non-cancellable leases as of June 30, 2026:

Operating Leases
2026	$630
2027	1,348
2028	1,215
2029	903
2030	828
2031	255
Total undiscounted cash flows	5,179
Less: Imputed interest	(1,238)
Present value of lease liabilities	$3,941

Lease liabilities, current	$837
Lease liabilities, non-current	3,104
Present value of lease liabilities	$3,941
As of June 30, 2026, the Company does not have any operating or finance leases which have not yet commenced.
5. Balance Sheet Components
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Credit card processing reserve	$1,000	$1,000
Prepaid expenses	3,391	5,423
Other current assets	1,892	1,130
Prepaid expenses and other current assets	$6,283	$7,553

FIRY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Property and Equipment, Net
Property and equipment consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Land	$980	$980
Building	12,880	12,831
Capitalized internal-use software	15,167	13,459
Computer equipment and servers	4,776	3,202
Furniture and fixtures	378	378
Leasehold improvements	131	122
Construction in progress	702	2,246
Total property and equipment	35,014	33,218
Accumulated depreciation and amortization	(13,994)	(12,442)
Property and equipment, net	$21,020	$20,776
Property and equipment, net by geography was as follows:

	June 30,	December 31,
	2026	2025
United States	$20,535	$20,350
Other countries	485	426
Total	$21,020	$20,776
Asset Acquisitions
Asset acquisitions are included in other non-current assets on our condensed consolidated balance sheets and consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Game titles	$2,850	$—
Developed technology	278	—
Total asset acquisitions	3,128	—
Accumulated amortization	(154)	—
Asset acquisitions, net	$2,974	$—

FIRY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Other Current Liabilities
Other current liabilities consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Accrued publisher fees	$12,443	$6,367
End-user liability, net	8,916	8,177
Accrued compensation	5,639	4,475
Indirect tax liabilities	8,371	12,635
Accrued legal expenses	7,086	2,422
Accrued operating expenses	3,368	5,787
Accrued developer revenue share	799	912
Deferred asset acquisition consideration	610	—
Accrued interest expenses	554	554
Accrued sales and marketing expenses	365	1,084
Short-term lease obligations	2	2
Other	665	529
Other current liabilities	$48,818	$42,944
6. Fair Value Measurements
As of June 30, 2026 and December 31, 2025, the recorded values of cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective fair values due to the short-term nature of the instruments.
Cash and money market funds are classified within Level 1 of the fair value hierarchy.
Assets measured at fair value on a recurring basis consisted of the following as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$143,684	$—	$—	$143,684
Total assets	$143,684	$—	$—	$143,684

	Fair Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents:
Money market funds	$184,412	$—	$—	$184,412
Total assets	$184,412	$—	$—	$184,412

FIRY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
7. Long-Term Debt
Long-term debt consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
2021 Senior Secured Notes	$129,671	$129,671
Unamortized discount and issuance costs	(1,025)	(2,082)
Total debt after discount and issuance costs	128,646	127,589
Current portion of long-term debt	(128,646)	(127,589)
Long-term debt, net	$—	$—
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
The 2021 Senior Secured Notes contain customary covenants restricting the Company’s ability to incur debt, incur liens, make distributions to stockholders, make certain transactions with the Company’s affiliates, together with other financial covenants and public filings of the Company’s financial statements. We were in compliance with all covenants applicable to the 2021 Senior Secured Notes as of June 30, 2026 and December 31, 2025, respectively.
Voluntary prepayments are permitted in whole, or in part, in minimum amounts as set forth in the indenture governing the 2021 Senior Secured Notes, with prior notice. Voluntary prepayments made on, or during, the twelve-month period beginning December 15, 2025 are not subject to a prepayment premium.
Debt issuance costs incurred in connection with the 2021 Senior Secured Notes are capitalized and amortized to interest expense over the five-year term using the straight-line method, which approximates the effective interest method. Debt issuance costs are included as contra-liabilities in long-term debt.
Amortization of debt issuance costs and accretion of debt discounts included in interest expense totaled $1.1 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively.
The 2021 Senior Secured Notes are classified as Level 2 financial instruments and the Company determined the fair value of the notes was $130.0 million as of June 30, 2026 based on secondary market quotes.
The following table outlines maturities of the principal related to the Company’s long-term debt as of June 30, 2026:

Amount
Maturities of borrowings
2026	$129,671
Total	$129,671
On August 14, 2026, the Company redeemed $80.0 million in aggregate principal amount of the Company’s outstanding 2021 Senior Secured Notes. Refer to Note 14, “Subsequent Events” for further discussion.
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

FIRY INC.
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
During the three months ended March 31, 2026 and 2025, the Company recorded a gain from the Litigation Settlement of $7.5 million when payment was received. Under the terms of the settlement agreement, the Company is scheduled to receive annual payments of $7.5 million each year through March 2028. Since gain contingencies are not recognized until realized, the Company recognizes amounts under the settlement as a gain when payment is received. The remaining scheduled payments of $15.0 million, consisting of $7.5 million payable in each of March 2027 and March 2028, have not been recognized in the accompanying condensed consolidated financial statements.
Skillz v. Tether Studios, et al.
On August 29, 2025, the Company received a notice (“Notice”) from Tether Studios, LLC (“Tether”) indicating that Tether is terminating all of its agreements with the Company (“Tether Agreements”), including the Company’s Developer Terms and Conditions of Service, as amended, effective as of September 1, 2025. The Company believes the termination notice for cause is invalid and that Tether breached its obligations under the Tether Agreements. Certain of the Tether Agreements restrict the removal of two games covered thereby, Solitaire Cube and 21 Blitz, from the Company’s platform for at least 18 months following termination.
Following receipt of the Notice, on September 1, 2025, the Company filed suit in the Court of Chancery of the State of Delaware, seeking injunctive and declaratory relief in relation to Tether’s breach of the Tether Agreements. On October 3, 2025, the Company filed a first amended complaint in the Court of Chancery of the State of Delaware alleging additional breaches of contract and damages. On October 10, 2025, Tether filed its answer to Skillz’s first amended complaint and also asserted counterclaims against Skillz for breach of contract, breach of the implied covenant of good faith trademark infringement, and under Delaware’s deceptive trade practices act. On March 3, 2026, Skillz filed a second amended complaint, adding Aim Games, LLC (“Aim Games”) to the complaint, which Skillz alleges is an alter ego or controlled affiliate of Tether. Skillz alleges that Aim Games impermissibly hosted monetization services for Tether’s games in violation of the Tether Agreements. Skillz asserted breach of contract claims against both Tether and Aim Games, and tortious interference claims against Aim Games. Skillz seeks equitable relief and damages arising out of its claims. The deadline to serve written discovery requests was June 17, 2026, with document production due July 30, 2026. Fact discovery is scheduled to conclude on

FIRY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
September 2, 2026, and expert discovery is due October 28, 2026. Trial is currently scheduled for December 2-4, 2026, but is likely to be delayed until 2027, as the parties have scheduled a court-ordered mediation for September 9, 2026. Based on the information known by the Company, any such estimated loss range is not possible to determine.
Hanna v. Paradise, et al.
In March 2024, an alleged stockholder filed a putative derivative complaint, Hanna v. Paradise, et al., No. 2024-0228-KSJM, in the Delaware Court of Chancery, purportedly on behalf of Skillz against certain of Skillz’s current and former officers, directors, and certain stockholders. The complaint alleges breaches of fiduciary duties, aiding and abetting breaches of fiduciary duties, and unjust enrichment arising out of Skillz’s March 2021 underwritten secondary public offering. The complaint asserts that certain of the director and officer defendants breached fiduciary duties to Skillz by allegedly inappropriately selling stock as part of the public offering while in possession of material, non-public information, that the stockholder defendants aided and abetted these alleged breaches of fiduciary duties, and that all defendants were unjustly enriched by their sales in the public offering. The complaint seeks unspecified damages and restitution for Skillz from the defendants and the payment of costs and attorneys’ fees. Defendants moved to dismiss the complaint on June 6, 2024. Plaintiffs responded by voluntarily dismissing 55 of the stockholder defendants but opposing the motion as to all remaining defendants. Briefing on the motion to dismiss was completed at the end of August 2024. The court heard oral arguments on the motion to dismiss on January 7, 2025. On July 3, 2025, the court issued a ruling converting defendants’ motion to dismiss on demand futility grounds to a motion for summary judgment and ordered limited discovery on the independence of a former Skillz director. The court stayed consideration of defendants’ other dismissal arguments given its ultimate ruling on the demand futility issue could moot these other dismissal arguments. On June 24, 2026, the plaintiff filed a Stipulation and Order of Voluntary Dismissal, with prejudice, dismissing the lawsuit in its entirety.
Skillz vs. Voodoo SAS, et al.
On July 1, 2024, Skillz filed suit against Voodoo SAS and two affiliate entities, Esport Newco SAS and Esport Newco US Corp. (collectively, "Voodoo") in the United States District Court for the Southern District of New York. In its complaint, Skillz asserts violations of the Lanham Act's prohibition of false advertising and New York's General Business Law § 349 based on, inter alia, Skillz’s allegations that Voodoo advertises its mobile games offered through the “Blitz Win Cash” application as “fair,” “skill-based,” and for “real players only” when in reality Voodoo is fixing the outcome of its tournaments through the use of computer algorithms or “bots.” On August 22, 2024, Skillz brought a motion for a preliminary injunction, and on September 18, 2024, Voodoo moved to dismiss the complaint or, in the alternative, to strike certain allegations. Skillz’s and Voodoo’s motions were both mooted when Skillz amended its complaint on October 2, 2024. On October 8, 2024, Skillz renewed its motion for a preliminary injunction and expedited discovery based on the amended complaint, and Voodoo moved to dismiss the amended complaint on October 16, 2024. Voodoo’s motion to dismiss is fully briefed and awaiting a decision by the court. The court denied Skillz’s motion for preliminary injunction. On July 23, 2025, the court denied Voodoo’s motion to stay discovery pending a decision on the motion to dismiss and to bifurcate proceedings to focus on damages only. The court entered an order on April 9, 2026 extending fact discovery to close on August 14, 2026 and depositions to be completed by November 20, 2026. Both parties have served written discovery requests and are proceeding with fact discovery.
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
In March 2025, the court dismissed Papaya’s defamation counterclaims and severed Papaya’s intellectual property claims. Following the court’s rulings, Papaya voluntarily dismissed its intellectual property claims against Skillz. On October 27, 2025, the court denied Papaya’s motion for summary judgment on Skillz’s claims. The court also denied Papaya’s motion to exclude Skillz’s damages and survey experts. On November 21, 2025, the court granted Skillz’s motion for summary judgment of all of

FIRY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
Papaya’s remaining counterclaims and affirmative defenses. On February 12, 2026, the court granted in part and denied in part Skillz’s motion to exclude Papaya’s damages and technical experts. The court also granted in part and denied in part Papaya’s motion to exclude Skillz’s technical expert.
On April 23, 2026, a jury in the U.S. District Court for the Southern District of New York found Papaya liable for false advertising and returned awards of $420 million in actual damages, $719 million in advisory profits-based disgorgement, and $652 million in advisory cost-savings disgorgement, with the court to determine which recovery theory will apply. Post-trial motions, oppositions, and replies were filed by the court’s June 19, 2026 deadline. The court issued an opinion and order awarding $719 million in disgorgement of unjust profits, plus approximately $10.1 million in fees and costs to Skillz on July 27, 2026. A final judgment in the matter was entered on July 31, 2026. The Company intends to vigorously pursue full collection of the judgment; however, no assurance can be given as to the timing or amount of any ultimate recovery, including in light of any appeal or further proceedings.
Mitchell, et al. v. Skillz Platform Inc.
On January 21, 2026, a putative class action was filed in the Northern District of California, Kel Mitchell et al., v. Skillz Platform Inc., Case No. 4:26-cv-00674-AMO. Plaintiffs individually and on behalf of all others similarly situated, alleges that Skillz violated California’s Unfair Competition Law, New York law for Deceptive Acts and Practices, Texas’s Deceptive Trade Practices Act, made negligent misrepresentations, and is liable for unjust enrichment. Plaintiffs’ claims arise out of allegations that Skillz purportedly made misrepresentations about not using bots in competitions on Skillz’s platform, misrepresented the evenness of Skillz’s matchmaking, and made misrepresentations about a user’s ability to withdraw cash. Plaintiffs seek declaratory relief that Skillz’s conduct violates applicable state law, compensatory and economic damages, damages for mental anguish, statutory, treble, and punitive damages, restitution of the money lost by the class, interest, costs, and attorneys’ fees, and injunctive relief. Plaintiff filed a First Amended Complaint on March 31, 2026. Skillz filed a motion to dismiss the First Amended Complaint on May 12, with the matter to be heard on August 6, 2026. Based on the information known by the Company, any such estimated loss is immaterial.
Indirect Taxes
The Company is subject to indirect taxes, including sales and use tax in the United States and value-added tax in certain foreign jurisdictions. The Company had indirect tax liabilities totaling $8.4 million and $12.6 million as of June 30, 2026 and December 31, 2025, respectively, associated with indirect taxes based on currently available information and assumptions that the Company believes are reasonable based on an evaluation of relevant factors. Indirect tax liabilities are adjusted considering changing facts and circumstances, such as the closing of a tax examination, further interpretation of existing tax law, or new tax law. The Company recognizes changes to estimates if they are estimable and probable that our positions would not be sustainable upon examination by tax authorities. Although management believes our recorded liabilities are reasonable, no assurance can be given that the final tax outcomes of these matters will not be different from those which our liabilities are based on. The Company’s application of the revenue code for indirect taxes in certain jurisdictions, including those within the United States, may be challenged by tax authorities in those jurisdictions. The Company is in the process of filing self-disclosure returns in unregistered jurisdictions. Any associated assessments may result in additional tax liabilities. The Company does not currently anticipate that any such assessments will result in a material increase in the liabilities.
The Company is currently undergoing an examination in the State of Washington regarding its indirect tax liability.

FIRY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
9. Share Repurchase Program
On August 18, 2023, the Company’s Board of Directors (the “Board”) authorized a share repurchase program (the “Share Repurchase Program”) pursuant to which the Company was authorized to repurchase, at any time or from time to time, but for a period no longer than one year from the date of authorization, shares of the Company’s Class A common stock up to an aggregate purchase price of $65.0 million. Such purchases may be made on the New York Stock Exchange or any other national securities exchange on which the common stock is then traded. The Share Repurchase Program is pursuant to a plan pursuant to Rule 10b5-1 promulgated under the Exchange Act and/or pursuant to accelerated share repurchase arrangements, tender offers, privately negotiated transactions or otherwise. On December 5, 2024, the Board re-approved the Share Repurchase Program and extended the expiration date until otherwise suspended, terminated or modified at any time for any reason by the Board. The remaining availability under the Share Repurchase Program was $23.4 million as of June 30, 2026.
There were no shares repurchased during the three and six months ended June 30, 2026, respectively, and 0.6 million and 1.4 million shares repurchased at a weighted average price of $5.08 and $5.39 per share for an aggregate value of $3.0 million and $7.7 million during the three and six months ended June 30, 2025, respectively.
10. Stock-Based Compensation
The following table summarizes stock-based compensation expense recognized for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenue	$—	$—	$—	$3
Research and development	503	250	641	499
Sales and marketing	286	690	647	1,872
General and administrative	6,230	3,422	8,488	7,538
Total stock-based compensation expense	$7,019	$4,362	$9,776	$9,912
During the three and six months ended June 30, 2026, no stock-based compensation expense was capitalized as internally developed software and included in property and equipment, net. During the three and six months ended June 30, 2025 an immaterial amount and $0.1 million of stock-based compensation expense was capitalized as internally developed software and included in property and equipment, net, respectively.
Stock Options and Restricted Stock Units
Stock option and restricted stock activity during the six months ended June 30, 2026 is as follows (in thousands, except for share, per share, and contractual term data):

	Options Outstanding				Restricted Stock Outstanding
	Number of Shares Outstanding Under the Plan	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Plan Shares Outstanding	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2025	676,704	$314.72	4.96	9	1,310,546	$10.51
Granted	—	—			264,526	—
Exercised or vested	(7,002)	3.00			(582,663)	5.57
Cancelled, forfeited or expired	(448)	12.85			(38,332)	6.13
Balance at June 30, 2026	669,254	$318.19	4.46	135	954,077	$10.79
During the three months ended June 30, 2026, the Compensation Committee of the Board (the “Compensation Committee”) approved performance stock unit awards to the Company's Chief Executive Officer under the Skillz Inc. 2020 Omnibus Incentive Plan, with the number of Performance Stock Units equal to $3.0 million divided by the 90-calendar day volume-weighted average price (“VWAP”) for the Company’s Class A Common Stock as of the trading day prior to January 1, 2025 (the “Target Award”). From 0% to a maximum of 200% of the Target Award (the “Maximum Award”) may be earned based on

FIRY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
the achievement of stock price milestones. Each Performance Stock Unit is a notional amount that represents the right to receive one (1) share of Class A Common Stock of the Company (a “Share”), subject to the terms and conditions of the Skillz Inc. 2020 Omnibus Plan and applicable award agreement, if and when the Performance Stock Unit vests. The awards vest, if at all, in eight tranches upon the 30-trading-day VWAP for the Class A Common Stock share price equaling or exceeding specified milestones ranging from $9.00 to $19.00, subject to continued service and Compensation Committee certification.
During the three months ended June 30, 2026, the Compensation Committee also approved a long-term incentive award to the Company's Chief Executive Officer with (i) the number of Restricted Stock Units equal to $1.5 million divided by the 90-calendar day volume-weighted average price for the Company’s Class A Common Stock as of the trading day prior to January 1, 2025 (the “90-day VWAP”) and (ii) the number of Performance Stock Units equal to $1.5 million divided by the 90-day VWAP (collectively, the “Stock Units”). Each Stock Unit is a notional amount that represents the right to receive one (1) Share of Class A Common Stock of the Company, subject to the terms and conditions of the Omnibus Plan and this Agreement, if and when the Stock Unit vests. The Restricted Stock Units vest in twelve substantially equal quarterly installments measured from January 1, 2025. The Performance Stock Units are earned based on Net Gaming Revenue (50% weighting) and Adjusted EBITDA (50% weighting) measured against goals established by the Compensation Committee for each year of the performance periods ending December 31, 2026 and 2027, respectively, with payout ranging from 0% to 200% of target. In light of the performance goals being established separately for each year, each year's goals establish a separate grant date and measurement date for the related portion of the award.

11. Income Taxes
The Company’s provision for income taxes was $0.1 million for the three months ended June 30, 2026. The Company’s benefit from income taxes was an immaterial amount for the same period in the prior year. Our effective tax rate was negative 0.39% for the three months ended June 30, 2026, as compared to 0.11% for the same period in the prior year. The effective tax rates were less than the federal statutory rate of 21% primarily due to book losses, state and foreign taxes and equity award activities, mostly offset by a full valuation allowance on our deferred tax assets.
The Company’s provision for income taxes was $0.2 million for the six months ended June 30, 2026, and an immaterial amount for the same period in the prior year. Our effective tax rate was negative 0.48% for the six months ended June 30, 2026, as compared to negative 0.06% for the same period in the prior year. The effective tax rates were less than the federal statutory rate of 21% primarily due to book losses, state and foreign taxes and equity award activities, mostly offset by a full valuation allowance on our deferred tax assets.

FIRY INC.
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
We believe Adjusted EBITDA, a non-GAAP performance measure, is useful in evaluating the performance of its operating segments and is a similar measure reported by publicly-listed U.S. competitors, and regularly used by securities analysts, institutional investors, and other interested parties in analyzing operating performance and prospects. By providing this non-GAAP measure, the Company’s management intends to provide investors with a meaningful, consistent comparison of the Company’s profitability for the periods presented. As required by the rules of the SEC, the Company has provided herein a reconciliation of Adjusted EBITDA to the most directly comparable measures under GAAP. Adjusted EBITDA is not intended to be a substitute for any U.S. GAAP financial measures and, as calculated, may not be comparable to other similarly titled financial measures of other companies in other industries or within the same industry.
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
Effective in the second quarter of 2026, the Company changed the composition of the information reviewed by the CODM to present unallocated corporate costs separately from the results of the Skillz reportable segment. The change reflects a change in the information regularly provided to and used by the CODM in assessing segment performance and allocating resources. Segment information for the prior-year periods presented has been recast to conform to the current period presentation. The change in segment presentation had no effect on the Company's condensed consolidated results of operations, financial condition or cash flows for any period presented.
The Company’s corporate operations primarily consist of executive, legal, finance and accounting, and support for our ongoing litigation matters, which are excluded from the results of our operating segments.
For the Skillz segment, end-user engagement marketing represents the cost of incentives provided to end users, such as Bonus Cash and Ticketz. Paid acquisition spend represents amounts paid to third parties to promote the Skillz platform. Headcount expenses include salaries, bonuses, contractors, travel, and burden such as employer taxes, benefits and insurance. Consulting fees represent expenses paid for professional fees. Vendor and software expenses represent fees paid for software and server costs and third-party technical support. Office and operations expenses represent rent and building maintenance. Other segment items include marketing expenses which, in turn, consists mostly of affiliate marketing and trade shows.

FIRY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
For the RZR segment, operating expenses include all operating expenses such as headcount, marketing, software, professional fees such as legal and rent.
For both the Skillz and RZR segments, stock-based compensation expenses are not included in operating expenses.
The following tables provide summarized information about the Company’s operations by reportable segment and a reconciliation of Adjusted EBITDA to loss before income taxes for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
Revenue
Skillz	$20,771	$19,365
RZR	10,349	5,916
Eliminations(1)	(128)	(67)
Total Revenue	$30,992	$25,214

Adjusted EBITDA
Skillz	$583	$(2,665)
RZR	1,930	(62)
Corporate(2)	(16,066)	(8,700)
Total Adjusted EBITDA	$(13,553)	$(11,427)

Items to reconcile Adjusted EBITDA to net loss before income taxes:
Interest expense, net of interest income	$(2,424)	$(1,321)
Stock-based compensation	(7,019)	(4,362)
Depreciation and amortization	(995)	(194)
Other (expense) income, net	(388)	(637)
Net loss before income taxes	$(24,379)	$(17,941)
1.Amounts represent the RZR revenue earned from Skillz.
2.Amounts represent certain corporate executive, legal, finance and accounting, and litigation costs.

FIRY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Six Months Ended June 30,
	2026	2025
Revenue
Skillz	$40,398	$36,958
RZR	20,105	10,355
Eliminations(1)	(406)	(202)
Total Revenue	$60,097	$47,111

Adjusted EBITDA
Skillz	$(3,440)	$(7,670)
RZR	3,794	(1,036)
Corporate(2)	(26,684)	(19,977)
Total Adjusted EBITDA	$(26,330)	$(28,683)

Items to reconcile Adjusted EBITDA to net loss before income taxes:
Interest expense, net of interest income	$(4,704)	$(2,392)
Stock-based compensation	(9,776)	(9,912)
Depreciation and amortization	(1,711)	(361)
Gain from litigation settlement(3)	7,500	7,500
Other (expense) income, net	(229)	(1,196)
Net loss before income taxes	$(35,250)	$(35,044)
1.Amounts represent the RZR revenue earned from Skillz.
2.Amounts represent certain corporate executive, legal, finance and accounting, and litigation costs.
3.Amounts represent a gain on a legal settlement recorded in connection with proceeds under terms of a settlement agreement entered into with AviaGames.
The following tables provide summarized information about the Company’s operations by reportable segment for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30, 2026
	Skillz	RZR
Revenue	$20,771	$10,349
Less:
Cost of revenue	2,445	1,235
End-user engagement marketing	6,885
Paid acquisition spend	1,139
Headcount expenses	5,265	5,409
Consulting fees	740	188
Vendor and software expenses	1,980	306
Legal fees (non-litigation)		81
Litigation expense	1,387
Office and operations expense	278	668
Other segment items(1)	69	532
Adjusted EBITDA	$583	$1,930
1.Other segment items for each segment are comprised of creative and live event marketing costs, employee event expenses and various miscellaneous expenses.

FIRY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Three Months Ended June 30, 2025
	Skillz	RZR
Revenue	$19,365	$5,916
Less:
Cost of revenue	2,098	1,052
End-user engagement marketing	8,100
Paid acquisition spend	3,347
Headcount expenses	5,371	3,980
Consulting fees	403	110
Vendor and software expenses	2,035	175
Legal fees (non-litigation)		97
Office and operations expense	660	215
Other segment items(1)	16	349
Adjusted EBITDA	$(2,665)	$(62)
1.Other segment items for each segment are comprised of creative and live event marketing costs, tax and license expenses, employee event expenses and various miscellaneous expenses.

	Six Months Ended June 30, 2026
	Skillz	RZR
Revenue	$40,398	$20,105
Less:
Cost of revenue	4,856	2,281
End-user engagement marketing	14,805
Paid acquisition spend	4,047
Headcount expenses	10,974	10,865
Consulting fees	2,166	322
Vendor and software expenses	3,111	546
Legal fees (non-litigation)	—	221
Litigation expense	1,815
Office and operations expense	1,205	1,002
Other segment items(1)	859	1,074
Adjusted EBITDA	$(3,440)	$3,794
1.Other segment items for each segment are comprised of creative and live event marketing costs, employee event expenses and various miscellaneous expenses.

FIRY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)

	Six Months Ended June 30, 2025
	Skillz	RZR
Revenue	$36,958	$10,355
Less:
Cost of revenue	4,076	2,028
End-user engagement marketing	16,381
Paid acquisition spend	7,078
Headcount expenses	10,435	7,533
Consulting fees	586	216
Vendor and software expenses	4,175	262
Legal fees (non-litigation)		178
Office and operations expense	1,250	429
Other segment items(1)	647	745
Adjusted EBITDA	$(7,670)	$(1,036)
1.Other segment items for each segment are comprised of creative and live event marketing costs, tax and license expenses, employee event expenses and various miscellaneous expenses.
Transactions Between Segments
Intercompany revenue was $0.1 million and $0.4 million for the three and six months ended June 30, 2026, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.
Capital Expenditures
Consolidated capital expenditures were $2.0 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively, which consisted primarily of costs related to internal-use software and costs to purchase property and equipment.
13. Loss Per Share
The Company computes loss per share of the Class A common stock and Class B common stock using the two-class method required for participating securities. Basic and diluted loss per share are the same for each class of common stock as they are entitled to the same liquidation and dividend rights. The effect of potentially dilutive common shares is reflected in diluted loss per share by application of the treasury stock method. There have been no material changes from the pertinent rights and privileges for participating securities previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
The following table sets forth the computation of basic and diluted loss per Class A common stock and Class B common stock (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(24,475)	$(17,922)	$(35,420)	$(35,064)
Denominator:
Weighted average shares outstanding - basic and diluted	16,074,260	15,491,239	15,953,829	15,888,064
Loss per share, basic and diluted	$(1.52)	$(1.16)	$(2.22)	$(2.21)

FIRY INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited, amounts in tables are in thousands, unless otherwise noted)
The following outstanding common stock equivalents were considered antidilutive, and therefore, excluded from the computation of diluted loss per share attributable to common stockholders for the periods presented (share numbers are not in thousands).

	As of June 30,
	2026	2025
Common stock warrants	—	226,786
Common stock options	669,254	681,231
Performance stock units	211,243	27,075
Restricted stock units	954,077	1,937,832
Total	1,834,574	2,872,924
14. Subsequent Events
For purposes of the condensed consolidated financial statements as of June 30, 2026, the Company evaluated subsequent events for recognition and measurement purposes as of the filing date. The Company has concluded that no events or transactions have occurred that require disclosure except as follows:
Skillz v. Papaya Litigation
On July 27, 2026, a court issued an opinion and order awarding $719 million in disgorgement of unjust profits, plus approximately $10.1 million in fees and costs to the Company in respect of a false advertising lawsuit. A final judgment in the matter was entered on July 31, 2026. The Company intends to vigorously pursue full collection of the judgment; however, no assurance can be given as to the timing or amount of any ultimate recovery, including in light of any appeal or further proceedings. Refer to Note 8, “Commitments and Contingencies” for further discussion.
Partial Debt Redemption
On August 4, 2026, the Company delivered a notice of partial redemption of $80.0 million in aggregate principal amount of the Company’s outstanding 2021 Senior Secured Notes at a price of 100.00% of the principal amount of the 2021 Senior Secured Notes, plus accrued and unpaid interest, with such redemption occurring on August 14, 2026. As of August 4, 2026, there was $129.7 million aggregate principal amount of the 2021 Senior Secured Notes outstanding. UMB Bank, N.A. is serving as the trustee for the 2021 Senior Secured Notes and as the paying agent for the Redemption.

On August 14, 2026, the Company redeemed $80.0 million in aggregate principal amount of the Company’s outstanding 2021 Senior Secured Notes at a redemption price of 100.00% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest. As of August 14, 2026, after consummation of that redemption, there was $49.7 million aggregate principal amount of the Senior Secured Notes outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Firy Inc. (for purposes of this section, “Firy,” “we,” “us” and “our”). MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”), and our financial statements and the accompanying Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).
This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), about Firy and our industry that involve numerous risks and uncertainties, including, but not limited to, those described in Part I, Item 1A, “Risk Factors” in our Annual Report and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy and plans, user growth and engagement, product initiatives, ability to collect legal judgments issued in our favor, and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “going to,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will,” or “would” or the negative of these words or other similar terms or expressions. We caution you that the foregoing may not include all of the forward-looking statements made.
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
Overview
Firy Inc. (the “Company,” “Firy,” “we,” “us,” or “our”) is a global holding company and the parent of our operating businesses, including Skillz and RZR. Firy is built to fuel business potential and operates at the intersection of content, identity, commerce and performance marketing. The Company leverages first-party data, enterprise-scale infrastructure and scalable operating systems, with a disciplined focus on capital efficiency and long-term value creation.
Skillz operates a proprietary, online-hosted, multi-player platform that enables players worldwide to compete in games (“Competitions”). The platform hosts both games developed by third-party developers and games that Skillz itself owns and operates. Skillz provides third-party developers with a software development kit (“SDK”) that they download and integrate with their existing games. The SDK serves as a data interface between Skillz, developers and players that enables Skillz to provide monetization services, including end-user registration services, player matching, fraud and fair play monitoring, and billing and settlement services. In addition to enabling third-party developers, Skillz develops, publishes, and operates its own first-party games on the platform, which represents a meaningful portion of platform activity.
In March 2026, the Company’s Aarki business rebranded as RZR. The rebrand reflects expanded capabilities and market positioning; there was no change to the entity’s legal structure or control. RZR is an artificial-intelligence-powered demand-side platform that provides data-driven user acquisition, retargeting, and advertising optimization services across mobile and other digital channels. RZR applies proprietary machine learning models to improve advertising performance for its customers.
As Skillz onboards new developers, RZR’s platform is designed to power game title growth through user acquisition and monetization, continuously enhancing its machine learning engine, which in turn delivers better outcomes for developers and greater efficiency for the Skillz platform.
Trends and Developments Impacting our Business
Trends
Engagement marketing is a sales and marketing expense representing rewards and awards that developers do not have a valid expectation of being offered to end-users to engage on our platform. Engagement marketing may be impacted by end-user incentives, which include Bonus Cash that can only be used to enter into paid contests.

User acquisition (“UA”) marketing is a sales and marketing expense to acquire new paying users to our platform. UA marketing spend for the six months ended June 30, 2026 was approximately $4.4 million, as compared to approximately $8.1 million in the six months ended June 30, 2025. We are currently unable to reasonably estimate the quantitative impact, or range of impact, that changes in UA marketing will have on forward-looking revenue as a result of a number of interrelated factors impacting revenue, including, but not limited to, retention of existing users on the platform, average revenue per paying monthly active user, efficacy of various marketing programs on existing users, elasticity of the digital advertising supply curve, and impact of varying levels of player liquidity on the existing user ecosystem.
Developments
Tether Litigation
As previously disclosed, on August 29, 2025, we received a Notice from Tether indicating that Tether is terminating all of its various agreements with us, including our terms of service, effective as of September 1, 2025. Tether’s Notice provides that Tether is terminating the Tether Agreements for convenience, while also asserting grounds for termination for cause (effective September 28, 2025) in the event its termination for convenience is not held as effective by a competent tribunal. We believe the termination notice to be invalid and in breach of Tether’s obligations under the Tether Agreements.
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
Papaya Litigation
On April 23, 2026, a jury in the U.S. District Court for the Southern District of New York found Papaya Gaming Ltd. and Papaya Gaming Inc. (together, “Papaya”) liable for false advertising and returned awards of $420 million in actual damages, $719 million in profits-based disgorgement, and $652 million in advisory cost-savings disgorgement, with the court to determine which recovery theory will apply. Post-trial motions, oppositions, and replies were filed by the court’s June 19, 2026 deadline. The court issued an opinion and order awarding $719 million in disgorgement of unjust profits, plus approximately $10.1 million in fees and costs to Skillz on July 27, 2026. A final judgment in the matter was entered on July 31, 2026. The Company intends to vigorously pursue full collection of the judgment; however, no assurance can be given as to the timing or amount of any ultimate recovery, including in light of any appeal or further proceedings. Refer to Note 8, “Commitments and Contingencies” for further discussion.
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
•In April 2025, the Company and a lessor of its former headquarters in San Francisco mutually agreed to terminate a lease. In exchange for mutual releases, the Company paid the lessor a lump sum payment of $14.0 million.
•In June 2025, the Company and a vendor settled a dispute. The Company paid the vendor $0.5 million, which represented the past due balances for year one and year two of the agreement.
•In April 2026, the Company completed an asset acquisition of a game tile for total consideration of $0.7 million, of which $0.4 million is payable within 12 months of the acquisition date.
•In May 2026, the Company completed an asset acquisition of a game tile for total consideration of $2.2 million, of which $0.2 million is payable within 12 months of the acquisition date.

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

Results of Operations
Comparison for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		2026 to 2025 Change
	2026	2025	Increase/(Decrease)
			Amount	Percentage
Revenue	$30,992	$25,214	$5,778	23%
Costs and expenses:
Cost of revenue	3,911	3,220	691	21%
Research and development	6,888	4,840	2,048	42%
Sales and marketing	13,592	16,431	(2,839)	(17)%
General and administrative	28,168	16,706	11,462	69%
Total costs and expenses	52,559	41,197	11,362	28%
Loss from operations	(21,567)	(15,983)	(5,584)	(35)%
Interest expense, net of interest income	(2,424)	(1,321)	(1,103)	(83)%
Other (expense) income, net	(388)	(637)	249	39%
Loss before income taxes	(24,379)	(17,941)	(6,438)	(36)%
Provision for (benefit from) income taxes	96	(19)	115	605%
Net loss	$(24,475)	$(17,922)	$(6,553)	(37)%
Revenue
Total revenue increased by $5.8 million, or 23%, to $31.0 million for the three months ended June 30, 2026 from $25.2 million for the same period in the prior year. This was primarily due to higher revenue from our RZR segment, together with additional revenue from our Skillz segment.
RZR revenue increased by $4.4 million, or 75%, to $10.3 million for the three months ended June 30, 2026 from $5.9 million for the same period in the prior year. This was primarily due to higher advertising revenue from greater demand.
Skillz revenue increased by $1.4 million, or 7%, to $20.8 million for the three months ended June 30, 2026 from $19.4 million for the same period in the prior year. This was primarily due to higher average entry fees and a $3.7 million benefit recognized to reduce our indirect taxes liabilities, partially offset by reduced tournament play and higher end-user incentives.
Costs and Expenses
Cost of revenue increased by $0.7 million, or 21%, to $3.9 million for the three months ended June 30, 2026 from $3.2 million for the same period in the prior year. This was primarily due to higher software license, server and payment processing costs from our Skillz and RZR segments.
Research and development costs increased by $2.0 million, or 42%, to $6.9 million for the three months ended June 30, 2026 from $4.8 million for the same period in the prior year. This was primarily due to higher employee-related costs from our Skillz and RZR segments.
Sales and marketing costs decreased by $2.8 million, or 17%, to $13.6 million for the three months ended June 30, 2026 from $16.4 million for the same period in the prior year. This was primarily due to lower user acquisition marketing expenses and engagement marketing expenses from our Skillz segment, partially offset by higher employee-related costs from our Skillz and RZR segments.
General and administrative costs increased by $11.5 million, or 69%, to $28.2 million for the three months ended June 30, 2026 from $16.7 million for the same period in the prior year. This was primarily due to higher corporate legal fees in addition to higher corporate employee-related costs and employee-related costs from our RZR segment.
Interest expense, net of interest income increased by $1.1 million, or 83%, to $2.4 million for the three months ended June 30, 2026 from $1.3 million for the same period in the prior year. This was primarily related to lower interest income earned as the Company held fewer interest-bearing investments.
The provision for income taxes was $0.1 million for the three months ended June 30, 2026, representing a 605% increase when compared to the benefit from income taxes for the three months ended June 30, 2025. This was primarily due to a book loss, state and foreign taxes and equity award activities, mostly offset by a full valuation allowance on our deferred tax assets.

Results of Operations
Comparison for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		2026 to 2025 Change
	2026	2025	Increase/(Decrease)
			Amount	Percentage
Revenue	$60,097	$47,111	$12,986	28%
Costs and expenses:
Cost of revenue	7,508	6,184	1,324	21%
Research and development	11,951	9,658	2,293	24%
Sales and marketing	30,875	34,436	(3,561)	(10)%
General and administrative	47,580	35,789	11,791	33%
Gain from litigation settlement	(7,500)	(7,500)	—	—%
Total costs and expenses	90,414	78,567	11,847	15%
Loss from operations	(30,317)	(31,456)	1,139	4%
Interest expense, net of interest income	(4,704)	(2,392)	(2,312)	(97)%
Other (expense) income, net	(229)	(1,196)	967	81%
Loss before income taxes	(35,250)	(35,044)	(206)	(1)%
Provision for income taxes	170	20	150	750%
Net loss	$(35,420)	$(35,064)	$(356)	(1)%
Revenue
Total revenue increased by $13.0 million, or 28%, to $60.1 million for the six months ended June 30, 2026 from $47.1 million for the same period in the prior year. This was primarily due to higher revenue from our RZR segment, together with additional revenue from our Skillz segment.
RZR revenue increased by $9.8 million, or 94%, to $20.1 million for the six months ended June 30, 2026 from $10.4 million for the same period in the prior year. This was primarily due to higher advertising revenue from greater demand.
Skillz revenue increased by $3.4 million, or 9%, to $40.4 million for the six months ended June 30, 2026 from $37.0 million for the same period in the prior year. This was primarily due to higher average entry fees and reduced end-user incentives in addition to a $3.7 million benefit recognized to reduce our indirect taxes liabilities, partially offset by reduced tournament play.
Costs and Expenses
Cost of revenue increased by $1.3 million, or 21%, to $7.5 million for the six months ended June 30, 2026 from $6.2 million for the same period in the prior year. This was primarily due to higher software license, server and payment processing costs from our Skillz and RZR segments.
Research and development costs increased by $2.3 million, or 24%, to $12.0 million for the six months ended June 30, 2026 from $9.7 million for the same period in the prior year. This was primarily due to higher employee-related costs from our Skillz and RZR segments.
Sales and marketing costs decreased by $3.6 million, or 10%, to $30.9 million for the six months ended June 30, 2026 from $34.4 million for the same period in the prior year. This was primarily due to lower engagement and user acquisition marketing expenses from our Skillz segment, partially offset by higher employee-related costs from our Skillz and RZR segments.
General and administrative costs increased by $11.8 million, or 33%, to $47.6 million for the six months ended June 30, 2026 from $35.8 million for the same period in the prior year. This was primarily due to higher corporate legal fees in addition to higher corporate employee-related costs and employee-related costs from our RZR segment.
Interest expense, net of interest income increased by $2.3 million, or 97%, to $4.7 million for the six months ended June 30, 2026 from $2.4 million for the same period in the prior year. This was primarily related to lower interest income earned as the Company held fewer interest-bearing investments.
The provision for income taxes was $0.2 million for the six months ended June 30, 2026, representing a 750% increase when compared to the provision for income taxes for the six months ended June 30, 2025. This was primarily due to a book loss, state and foreign taxes and equity award activities, mostly offset by a full valuation allowance on our deferred tax assets.

Liquidity and Capital Resources
As of June 30, 2026, our principal sources of liquidity are our cash and cash equivalents in the amount of $164.0 million, which are primarily invested in money market funds with maturities of less than three months.
In December 2021, the Company offered and sold $300.0 million in aggregate principal senior secured notes due 2026 in a private placement to qualified institutional buyers. Annual interest started to accrue from December 20, 2021 at a stated rate of 10.25% and is payable semiannually on June 15 and December 15 of each year, beginning on June 15, 2022. The notes will mature on December 15, 2026. We used the net proceeds from the offering for general corporate purposes. The notes contain customary covenants restricting our and certain of our subsidiaries’ ability to incur debt, incur liens, make distributions to holders of our stock, make certain transactions with our affiliates, as well as certain financial covenants specified in the indentures. After giving effect to open market repurchases of our senior secured notes, $129.7 million of the senior secured notes remained outstanding as of June 30, 2026. We were in compliance with all covenants applicable to our secured notes as of June 30, 2026. On August 4, 2026, we delivered a notice of partial redemption to redeem $80.0 million in aggregate principal amount of the senior secured notes at a redemption price of 100.00% of the principal amount of the notes, plus accrued and unpaid interest, with such redemption occurring on August 14, 2026. On August 14, 2026, the Company redeemed $80.0 million in aggregate principal amount of the Company’s outstanding 2021 Senior Secured Notes at a redemption price of 100.00% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest. As of August 14, 2026, after consummation of that redemption, there was $49.7 million aggregate principal amount of the Senior Secured Notes outstanding.
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
The following table provides a summary of cash flow data:

	Six Months Ended June 30,
	2026	2025	Fav/(Unfav) $ Var
Net cash used in operating activities	$(24,652)	$(31,741)	$7,089
Net cash used in investing activities	$(4,212)	$(3,428)	$(784)
Net cash used in financing activities	$(2,260)	$(8,097)	$5,837
Net Cash Used In Operating Activities
Our cash flows from operating activities are significantly affected by the growth of our businesses primarily related to research and development, sales and marketing, and general and administrative activities. Our operating cash flows are also affected by working capital needs to support growth in personnel-related expenditures and fluctuations in accounts payable and other current assets and liabilities.
Net cash used in operating activities decreased by $7.1 million to $24.7 million for the six months ended June 30, 2026 from $31.7 million for the same period in the prior year. This was primarily due to changes in operating assets and liabilities related to cash receipts and disbursements in the normal course of business from our Skillz and RZR segments for the six months ended June 30, 2026.
Net Cash Used In Investing Activities
Net cash used in investing activities increased by $0.8 million to $4.2 million for the six months ended June 30, 2026 from $3.4 million for the same period in the prior year. This was primarily due to $2.2 million of asset acquisitions from our Skillz segment, partially offset by reduced equipment purchases from our Skillz and RZR segments.
Net Cash Used In Financing Activities
Net cash used in financing activities decreased by $5.8 million to $2.3 million for the six months ended June 30, 2026 from $8.1 million for the same period in the prior year. This was primarily due to $7.7 million of share repurchase activities that occurred during the prior year period, partially offset by $2.3 million of restricted stock vestings that occurred during the current year period.

Contractual Obligations and Commitments
Our material cash requirements include the following contractual and other obligations.
Leases
We have operating lease arrangements for office space. As of June 30, 2026, we had lease payment obligations of $5.2 million, of which $1.3 million is payable within 12 months.
Long-Term Debt
The Company’s long-term debt consists of the 2021 Senior Secured Notes. As of June 30, 2026, the total principal amount of $129.7 million, gross of discount and issuance costs of $1.0 million, is due on December 15, 2026. On August 4, 2026, we delivered a notice of partial redemption to redeem $80.0 million in aggregate principal amount of the 2021 Senior Secured Notes at a redemption price of 100.00% of the principal amount of the 2021 Senior Secured Notes, plus accrued and unpaid interest, with such redemption occurring on August 14, 2026. On August 14, 2026, the Company redeemed $80.0 million in aggregate principal amount of the Company’s outstanding 2021 Senior Secured Notes at a redemption price of 100.00% of the principal amount of the Senior Secured Notes, plus accrued and unpaid interest. As of August 14, 2026, after consummation of that redemption, there was $49.7 million aggregate principal amount of the Senior Secured Notes outstanding.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s (“SEC”) rules and forms.
Based on the evaluation of our disclosure controls and procedures, our management has concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.
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

Changes in Internal Control over Financial Reporting
Other than noted above, there was no change in our internal control over financial reporting during the second quarter of 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the fiscal quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
3.1	Fifth Amended and Restated Certificate of Incorporation	8-K	3.1	12/11/2024
3.2	Certificate of Amendment to the Fifth Amended and Restated Certificate of Incorporation of Skillz Inc.	8-K	3.1	6/22/2026
3.3	Amended and Restated Bylaws of Skillz Inc.	8-K	3.2	6/22/2026
4.1	Form of Specimen Class A Common Stock Certificate of Skillz Inc.	8-K	4.1	12/21/2020
4.2	Indenture, dated as of December 20, 2021, among Skillz Inc., each of the guarantors party thereto and UMB Bank, N.A., as Trustee	8-K	4.1	12/20/2021
4.3	First Supplemental Indenture, dated April 13, 2023, by and among Skillz Inc. the guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent	8-K	4.1	4/14/2023
4.4	Form of 10.250% Note due 2026 (included as Exhibit A to Exhibit 4.4)	8-K	4.2	12/20/2021
10.1	Offer Letter, dated May 17, 2026, between Skillz Inc. and Robert Alex Walsh	8-K	10.1	5/20/2026
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*Filed herewith.
# Furnished, not filed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRY INC.

	By:	/s/ Todd A. Valli
Date: August 19, 2026	Name:	Todd A. Valli
	Title:	Chief Accounting Officer and Duly Authorized Officer